Form 10-K
period 1993-12-31
UST INC
filed 1994-03-16
CIK 811669

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K
                             ---------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-17506

                                    UST INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     06-1193986
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

              100 WEST PUTNAM AVENUE, GREENWICH, CONNECTICUT 06830
                 (Address of principal executive offices)        (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (203) 661-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
- --------------------------------------------------------------------------------------------
        COMMON STOCK -- $.50 PAR VALUE                   NEW YORK STOCK EXCHANGE
                                                          PACIFIC STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X      NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AS OF MARCH 1, 1994, THE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, HELD BY NON-AFFILIATES OF REGISTRANT (WHICH FOR THIS PURPOSE DOES NOT INCLUDE DIRECTORS OR OFFICERS) WAS $5,305,204,316.

     AS OF MARCH 1, 1994, THERE WERE 203,893,636 SHARES OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

      CERTAIN SECTIONS OF UST ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL
      YEAR ENDED DECEMBER 31, 1993 AND FILED AS AN EXHIBIT AS REQUIRED BY ITEM
      601(b)(13) OF REGULATION S-K ............................... PARTS I & II
      CERTAIN PAGES OF UST 1994 NOTICE OF ANNUAL MEETING AND PROXY
      STATEMENT .... PART III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     UST Inc. was formed on December 23, 1986 as a Delaware corporation. Pursuant to a reorganization approved by stockholders at the 1987 Annual Meeting, United States Tobacco Company (originally incorporated in 1911) became a wholly owned subsidiary of UST Inc. on May 5, 1987. UST Inc., through its subsidiaries (collectively "Registrant" unless the context otherwise requires), is engaged in manufacturing, importing and selling consumer products in the following industry segments:

          Tobacco Products: Registrant's primary activities are manufacturing and selling smokeless tobacco (snuff and chewing tobacco) and importing and selling other tobacco products.

          Wine: Registrant produces and sells wine.

          Other: Registrant produces or imports and sells certain other products such as smokers' accessories and operates certain commercial agricultural properties. The international and video entertainment operations as well as certain miscellaneous businesses are included in this segment.

INDUSTRY SEGMENT DATA

     Registrant hereby incorporates by reference the Consolidated Industry Segment Data pertaining to the years 1991 through 1993 set forth on page 28 of its Annual Report to stockholders for the fiscal year ended December 31, 1993 ("Annual Report"), which page is included as Exhibit 13.1.

                                TOBACCO PRODUCTS

PRINCIPAL PRODUCTS

     Registrant's principal smokeless tobacco products and brand names are as follows:

          Moist -- COPENHAGEN, SKOAL LONG CUT, SKOAL, SKOAL BANDITS

          Dry -- BRUTON, CC, RED SEAL

          Chewing -- WB CUT

     It has been claimed that the use of tobacco products may be harmful to health. To the best of Registrant's knowledge, unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on electronic media. A federal excise tax was imposed in 1986, which was increased in 1991 and 1993. The Health Security Act announced by the Clinton Administration in 1993 seeks, inter alia, a significant federal excise tax increase on moist smokeless and other tobacco products. Also, in recent years, proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase of federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation by new or existing federal agencies. Substantially similar proposals will likely be considered in 1994. In 1993, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, regulation of environmental tobacco smoke, negative advertising campaigns and packaging regulations. Additional state and local legislative and regulatory actions will likely be considered in 1994. Registrant is unable to assess the future effects these various actions may have on the sale of its tobacco products.

RAW MATERIALS

     Except as noted below, raw materials essential to Registrant's business are generally purchased in domestic markets under competitive conditions.

     In 1993, Registrant increased its purchases of dark fired, burley and dark air cured tobaccos ("tobacco") primarily from domestic sources. Although there was a slight increase in foreign purchases in 1993, purchases from foreign suppliers, as a percentage of total tobacco purchased, declined. Such foreign suppliers were located in Canada, Italy and Mexico. Various factors, including a failure of domestic tobacco production to continue to increase, may require Registrant to purchase additional amounts of tobacco from foreign sources in order to meet future requirements. Tobaccos used in the manufacture of smokeless tobacco products must be processed and aged by Registrant for a period of two to three years prior to their use.

     Registrant or its suppliers purchase certain flavoring components used in Registrant's tobacco products from European sources.

     At the present time, Registrant has no reason to believe that its future raw material requirements for its tobacco products will not be satisfied. However, the continuing availability and the cost of tobacco from both domestic and foreign sources is dependent upon a variety of factors which cannot be predicted, including weather, growing conditions, disease, local planting decisions, overall market demands and other factors.

LICENSE AND DISTRIBUTION ARRANGEMENTS

     Registrant is a party to license and distribution arrangements that relate to imported pipe tobacco and imported cigarette products, which have been entered into in the ordinary course of Registrant's business, none of which is material to the Tobacco segment.

WORKING CAPITAL

     The principal portion of Registrant's operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for manufacturing of smokeless tobacco products, and its need to age and cure certain of these tobaccos for periods of up to three years prior to use.

CUSTOMERS

     Registrant sells tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 25% of Registrant's gross sales of tobacco products are made to five customers, one of which accounts for more than 10% of such sales. Registrant has maintained satisfactory relationships with these customers for many years.

COMPETITIVE CONDITIONS

     The tobacco manufacturing industry in the United States is composed of at least five domestic companies larger than Registrant and many smaller ones. The larger companies concentrate on the manufacture and sale of cigarettes; one also manufactures and sells smokeless tobacco products. Registrant is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, Registrant competes actively with both larger and smaller companies in the sale of its tobacco products. Registrant's principal methods of competition with its tobacco products include quality, advertising, promotion, sampling, price, product recognition and distribution.

                                      WINE

     Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and sold throughout the United States. Registrant also produces and sells two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 48% of Registrant's wine sales are made to ten distributors, no one of which accounts for more than 20% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

     It has been claimed that the use of alcohol beverages may be harmful to health. To the best of Registrant's knowledge, unresolved controversy continues to exist among scientists concerning the claims made about alcohol beverages and health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, inter alia, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 1994. Also in recent years, increased regulation of alcohol beverages by various states included, inter alia, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 1994. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

     Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located primarily in Washington State. Total grape harvest yields experienced by Registrant and throughout Washington State in 1993 were significantly higher than the prior year and continue to be adequate to meet requirements for premium varietal wines. From time to time adverse weather conditions have significantly affected grape harvests from Washington State. Should any vineyards be destroyed as a result of such conditions, new vineyards generally require five to six years to provide full yields. At the present time, Registrant has no reason to believe that its future raw material requirements for its wine products will not be satisfied.

     Registrant's principal competition comes from many larger, well established national companies, as well as smaller wine producers. Registrant's principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Registrant is a minor factor in the total nationwide business of producing wines.

     Registrant concentrates its sales efforts on premium varietal table wines and sparkling wines. The future of Registrant's wine business will be dependent on sales, price and volume growth for premium varietal wines, the success of new products and adequate grape harvest yields from Washington State.

                                     OTHER

     Included in this segment for 1993 were cigarette papers, pipes, smokers' accessories, the international operation, video entertainment, agricultural properties and a majority interest in a company that develops and markets equipment used in filmmaking. None of the above, singly, constitutes a material portion of Registrant's operations. Registrant sold its distribution rights to cigarette papers and related products on March 31, 1993.

                        ADDITIONAL BUSINESS INFORMATION

CUSTOMERS

     In 1993 sales to McLane Co. Inc., a national distributor, exceeded 10% of Registrant's consolidated revenue.

ENVIRONMENTAL REGULATIONS

     Registrant does not believe that compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect upon the capital expenditures, earnings or competitive position of Registrant.

NUMBER OF EMPLOYEES

     Registrant's average number of employees during 1993 was 3,724.

TRADEMARKS

     Registrant sells consumer products under a large number of trademarks. All of the more important trademarks either have been registered or applications therefor are pending with the United States Patent and Trademark Office.

SEASONAL BUSINESS

     No material portion of the business of any industry segment of Registrant is seasonal.

ORDERS

     Backlog of orders is not a material factor in any industry segment of Registrant.

ITEM 2 -- PROPERTIES

     Set forth below is information concerning principal facilities and real properties of Registrant.

                                        BUILDINGS
                                           IN
                                       APPROXIMATE
                LOCATION               SQUARE FEET                  ACTIVITIES
                --------               -----------   -----------------------------------------
Headquarters:

       Greenwich, Connecticut........    160,000     Executive, sales and general offices in
                                                     several buildings.

Tobacco Facilities:

       Nashville, Tennessee..........    900,000     Office and manufacturing plants for moist
                                                     and dry smokeless tobacco products,
                                                     plastic injection molding operation for
                                                     production of cans and lids,
                                                     manufacturing engineering department,
                                                     research and development laboratory and
                                                     warehouse for distribution of various
                                                     products.

       Hopkinsville, Kentucky........    635,000     Office and plants and warehouses for
                                                     tobacco leaf handling, processing and
                                                     storage and for manufacture of dry flour
                                                     for smokeless tobacco products.

       Franklin Park, Illinois.......    425,000     Office and manufacturing plant for moist
                                                     smokeless tobacco products, fiberboard
                                                     can operations and warehouse for
                                                     distribution of various products.

Wine Facilities:

       Paterson, Washington..........    410,000     Office, winery, retail shop and
                                                     distribution and storage facility for
                                                     wines.

       Woodinville, Washington.......    195,000     Executive and sales offices, winery,
                                                     retail shop and distribution and storage
                                                     facility for wines.

       Roosevelt, Washington.........     70,000     Winery and storage facility for wines.

                                          LAND
                                           IN
                                       APPROXIMATE
    LOCATION                              ACRES                      ACTIVITIES
    --------                           -----------   -----------------------------------------

Yakima, Benton and Island Counties,
  Washington.........................      3,351     Vineyards.

Benton County, Washington............     18,494     Other, including agricultural properties.

     Such principal properties in Registrant's industry segments were utilized only in connection with Registrant's business operations. Registrant believes that the above properties at December 31, 1993 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity. Registrant is producing moist smokeless tobacco products at both its Franklin Park and Nashville plants where the combined installed capacity was planned to meet larger future demand for these products. While current capacity exceeds current sales, utilization would increase if market demand increases.

     All principal properties are owned in fee by Registrant.

ITEM 3 -- LEGAL PROCEEDINGS

     Registrant was named in an amended complaint filed on January 17, 1992, in an action against the major cigarette companies and others entitled Norma R. Broin, et al. v. Philip Morris Companies, Inc. et al. (Case No.: 91-49738 CA
(22), Circuit Court, 11th Judicial Circuit, Dade County, Florida) seeking five billion dollars in punitive damages and unspecified compensatory damages. The action purportedly is brought on behalf of flight attendants who have allegedly sustained physical, psychological and emotional injuries as a result of exposure to environmental tobacco smoke on airplanes. On May 19, 1992, the Court dismissed the class action allegations in plaintiffs' amended complaint. Plaintiffs filed a notice of appeal from the Court's dismissal on June 17, 1992 and this appeal has not been decided.

     Registrant has had only limited involvement with cigarettes. Prior to 1985, Registrant manufactured some cigarette products which had a de minimis market share, and Registrant is indemnified for the small volume of imported cigarettes which it currently distributes.

     Registrant believes that the action is without merit, intends to defend it vigorously and does not believe it will result in any material liability to Registrant.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Prior to May 5, 1987, all titles of officers set forth below relate to offices held in United States Tobacco Company.

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of March 1, 1994 is set forth below:

                  NAME                                        OFFICE                      AGE
- ----------------------------------------  ----------------------------------------------  ---
Robert E. Barrett.......................  Executive Vice President                         55
John J. Bucchignano.....................  Executive Vice President and Chief Financial
                                          Officer                                          46
James W. Chapin.........................  Executive Vice President and General Counsel     64
Vincent A. Gierer, Jr...................  Chairman of the Board, Chief Executive Officer
                                          and President                                    46
Harry W. Peter III......................  Executive Vice President                         54
Joseph R. Taddeo........................  Executive Vice President                         49

     None of the executive officers of Registrant has any family relationship to any other executive officer or director of Registrant.

     After election, all executive officers serve until the next annual organization meeting of the Board of Directors and until their successors are elected and qualified.

     All of the Executive Officers of Registrant have been employed continuously by it for more than five years except for Mr. Barrett.

     Mr. Barrett has served as Executive Vice President since October 7, 1991. He also has served as President of UST Enterprises Inc. since July 1, 1991. Mr. Barrett served as Senior Vice President from January 1, 1991 to October 6, 1991, and served as a member of the Board of Directors from July 27, 1989 through December 13, 1990. Mr. Barrett served as President of Barrett Consultants, a public and government relations firm which he founded in 1980. Mr. Barrett has been employed by Registrant since January 1, 1991.

     Mr. Bucchignano has served as Executive Vice President and Chief Financial Officer since October 7, 1991. Mr. Bucchignano served as Senior Vice President and Controller from September 27, 1990 to October 6, 1991, and as Controller from August 1, 1987 to September 26, 1990. Mr. Bucchignano has been employed by Registrant since December 10, 1984.

     Mr. Chapin has served as Executive Vice President and General Counsel since September 25, 1991. Mr. Chapin served as Senior Vice President and General Counsel from January 1, 1981 to September 24, 1991. Mr. Chapin has been employed by Registrant since March 1, 1975.

     Mr. Gierer has served as Chairman of the Board and Chief Executive Officer since December 1, 1993 and has served as President since September 27, 1990. Mr. Gierer also served as Chief Operating Officer from September 27, 1990 to November 30, 1993 and as Executive Vice President and Chief Financial Officer from February 17, 1988 to September 26, 1990. Mr. Gierer has been employed by Registrant since March 16, 1978.

     Mr. Peter has served as Executive Vice President since October 29, 1990. He also has served as President of UST International Inc. since January 1, 1993. Mr. Peter served as Senior Vice President from July 27, 1989 to October 28, 1990 and as Vice President from June 23, 1988 to July 26, 1989. Mr. Peter has been employed by Registrant since February 1, 1988.

     Mr. Taddeo has served as Executive Vice President and President of United States Tobacco Company since September 27, 1990. Mr. Taddeo also served as Senior Vice President of United States Tobacco Company from June 23, 1988 to September 26, 1990. Mr. Taddeo has been employed by Registrant since March 29, 1982.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant hereby incorporates the information with respect to the market for its common stock, $.50 par value ("Common Stock"), and related security holder matters set forth on page 27 of its Annual Report, which page is included herein as Exhibit 13.2. Registrant's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. As of March 1, 1994, there were approximately 13,621 stockholders of record of its Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

     Registrant hereby incorporates by reference the Consolidated Selected Financial Data set forth on pages 46 and 47 of its Annual Report, which pages are included herein as Exhibit 13.3.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Registrant hereby incorporates by reference the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 19-27 of its Annual Report, which pages are included herein as Exhibit 13.4.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Registrant hereby incorporates by reference the information contained in the financial statements, including the notes thereto, set forth on pages 28-43 and 45 of its Annual Report, which pages are included herein as Exhibit 13.5.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1994 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth above following Item 4 of this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 1994 Annual Meeting and Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1994 Annual Meeting and Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference certain transactions with directors and information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 1994 Annual Meeting and Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

          (1) and (2) The financial statements of Registrant included in this Report are set forth on pages F-1 - F-12 hereof.

          (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

           3.1    -- Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March
                     31, 1992.
           3.2    -- By-Laws adopted on December 23, 1986, incorporated by reference to
                     Exhibit 3.2 to Form S-4 Registration Statement filed on March 20,
                     1987.

          10.1*   -- Employment Agreement dated October 1, 1990 between UST and Joseph R.
                     Taddeo, an Executive Officer, incorporated by reference to Exhibit
                     10.1 to Form 10-Q for the quarter ended September 30, 1990.
          10.2*   -- Form of Employment Agreement dated October 20, 1986 between United
                     States Tobacco Company (subsequently assumed by UST) and one (1)
                     Executive Officer: Vincent A. Gierer, Jr., incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30,
                     1986.
          10.3*   -- Employment Agreement dated December 1, 1993 between UST and John J.
                     Bucchignano, an Executive Officer.
          10.4*   -- Form of Severance Agreement dated October 27, 1986 between United
                     States Tobacco Company (subsequently assumed by UST) and nonexecutive officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1990.
          10.5*   -- 1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement filed on
                     April 14, 1989.
          10.6*   -- 1992 Stock Option Plan, effective as of May 5, 1992, incorporated by reference to Appendix A to the UST 1992 Notice of Annual Meeting and
                     Proxy Statement dated March 27, 1992.
          10.7*   -- Incentive Compensation Plan, as restated as of January 1, 1994.
          10.8*   -- Officers' Supplemental Retirement Plan, as restated as of December 1,
                     1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31,1992.
          10.9    -- Nonemployee Directors' Retirement Plan, effective as of January 1,
                     1988, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1992.
          13.1    -- Industry Segment Data pertaining to the years 1991 through 1993.
          13.2    -- Market for Registrant's Common Equity and Related Stockholder
                     Matters.
          13.3    -- Selected Financial Data.
          13.4    -- Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.
          13.5    -- Financial Statements and Supplementary Data.
          21.1    -- Subsidiaries of UST.
          23.1    -- Consent of Independent Auditors.

     (b) No current reports on Form 8-K were filed during the fourth quarter of Registrant's most recent fiscal year.

      * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

                                 SIGNATURE PAGE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            UST INC.
Date: February 16, 1994

                                            By:      VINCENT A. GIERER, JR.
                                                -------------------------------
                                                    VINCENT A. GIERER, JR.
                                                 CHAIRMAN OF THE BOARD, CHIEF
                                                       EXECUTIVE OFFICER
                                                        AND PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                       Chairman of the Board,
                       Chief Executive Officer
                                 and
                        President (Principal
February 16, 1994        Executive Officer)                  VINCENT A. GIERER, JR.
                                                       -----------------------------------
                                                             VINCENT A. GIERER, JR.

                      Executive Vice President
                         and Chief Financial
                               Officer
                        (Principal Financial
February 16, 1994             Officer)                         JOHN J. BUCCHIGNANO
                                                       -----------------------------------
                                                               JOHN J. BUCCHIGNANO
                             Controller
                        (Principal Accounting
February 16, 1994             Officer)                       ROBERT T. D'ALESSANDRO
                                                       -----------------------------------
                                                             ROBERT T. D'ALESSANDRO

February 16, 1994         Chairman Emeritus                      LOUIS F. BANTLE
                                                       -----------------------------------
                                                                 LOUIS F. BANTLE

February 16, 1994             Director                         JOHN J. BUCCHIGNANO
                                                       -----------------------------------
                                                               JOHN J. BUCCHIGNANO

February 16, 1994             Director                       EDWARD H. DEHORITY, JR.
                                                       -----------------------------------
                                                             EDWARD H. DEHORITY, JR.

February 16, 1994       Chairman of the Board                VINCENT A. GIERER, JR.
                                                       -----------------------------------
                                                             VINCENT A. GIERER, JR.

February 16, 1994             Director                             P.X. KELLEY
                                                       -----------------------------------
                                                                   P.X. KELLEY

February 16, 1994             Director                          ALBERT H. LEADER
                                                       -----------------------------------
                                                                ALBERT H. LEADER

February 16, 1994             Director                           RALPH L. ROSSI
                                                       -----------------------------------
                                                                 RALPH L. ROSSI

February 16, 1994             Director                          SPENCER R. STUART
                                                       -----------------------------------
                                                                SPENCER R. STUART

February 16, 1994             Director                          JOSEPH R. TADDEO
                                                       -----------------------------------
                                                                JOSEPH R. TADDEO

February 16, 1994             Director                           JOHN P. WARWICK
                                                       -----------------------------------
                                                                 JOHN P. WARWICK

ITEM 14 (a) (1) AND (2)

                              UST AND SUBSIDIARIES

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of Registrant, included in the annual report of Registrant to its stockholders for the year ended December 31, 1993, are incorporated by reference in Item 8:

        Consolidated Statement of Financial Position -- December 31, 1993 and
         1992

        Consolidated Statement of Earnings -- Years ended December 31, 1993,
         1992 and 1991

        Consolidated Statement of Changes in Stockholders' Equity -- Years ended
         December 31, 1993, 1992 and 1991

        Consolidated Statement of Cash Flows -- Years ended December 31, 1993,
         1992 and 1991

        Notes to Consolidated Financial Statements

     The following consolidated financial statement schedules are included in
Item 14(d):

Schedule II      -- Amounts receivable from related parties and underwriters,
                    promoters and employees other than related parties............    F-2
Schedule V       -- Property, plant and equipment.................................    F-5
Schedule VI      -- Accumulated depreciation, depletion and amortization of
                    property, plant and equipment.................................    F-8
Schedule IX      -- Short-term borrowings.........................................   F-11
Schedule X       -- Supplementary income statement information....................   F-12

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                              UST AND SUBSIDIARIES

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A                  COL. B          COL. C                   COL. D                            COL. E
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                        DEDUCTIONS
                               BALANCE AT                       ---------------------------        BALANCE AT END OF PERIOD
     NAME OF DEBTOR            BEGINNING                         AMOUNTS          AMOUNTS         ---------------------------
           (A)                 OF PERIOD        ADDITIONS       COLLECTED       WRITTEN OFF        CURRENT        NOT CURRENT
- ----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,
  1993
    A. W. Adams..........     $    71,875      $  267,413      $    7,187                        $   36,900     $  295,201
    J. Africk............         218,641             -0-         121,045                            21,579         76,017
    L. F. Bantle.........         244,632       2,662,500         377,757                           532,500      1,996,875
    R. E. Barrett........         326,350         231,875           4,608                            62,025        491,592
    T. Baseler...........         113,403             -0-          12,731                            12,731         87,941
    J. J. Bucchignano....         397,038         386,700         211,274                            65,258        507,206
    D. L. Cerullo........         216,842             -0-          98,857                            14,389        103,596
    J. W. Chapin.........         720,151         543,750          40,546                           148,446      1,074,909
    J. P. Cureton........          62,544         186,760          48,356                            23,781        177,167
    R. C. Cutler.........         101,234             -0-          23,001                            10,707         67,526
    R. T. D'Alessandro...         173,574             -0-          21,457                            21,457        130,660
    V. A. Gierer, Jr.....       1,510,795         361,725         295,681                           212,342      1,364,497
    R. M. Glasscox.......         106,589             -0-          20,178                            20,178         66,233
    R. F. Guys...........         142,346             -0-          25,642                            25,642         91,062
    G. W. Hagen..........         141,779             -0-          16,680                            14,750        110,349
    R. E. Hanrahan.......         205,189         195,813          40,302                            60,129        300,571
    J. D. Harris.........         477,593             -0-         477,593                               -0-            -0-
    J. M. Hayes..........         278,747             -0-          92,461                            24,089        162,197
    R. J. Hoff...........         161,680           3,234          62,452                            26,716         75,746
    S. R. Hotchkiss......         183,490             -0-         183,490                               -0-            -0-
    R. A. Kohlberger.....         533,697             -0-         229,869                            33,759        270,069
    E. D. Kratovil.......         274,933             -0-          13,278                            34,084        227,571
    J. J. Lamagna........         163,359             -0-          52,885                            15,528         94,946
    C. R. Lamonte........         102,166         134,463          30,943                            26,819        178,867
    R. H. Lawrence,
      Jr.................         548,920             -0-         103,271                            61,286        384,363
    I. R. Levine.........       1,277,700             -0-         759,381                           121,971        396,348
    G. F. Murray, Jr.....         100,443           4,266          16,438                            16,912         71,359
    J. P. Nelson.........         454,797          33,438         258,234                            31,338        198,663
    C. A. Nickolaus,
      Jr.................         123,769             -0-          18,333                            17,374         88,062
    B. O'Connor..........         117,525             -0-          15,175                            14,735         87,615
    H. W. Peter III......         514,565         140,594         139,649                            59,646        455,864
    R. L. Rossi..........         459,557             -0-         459,557                               -0-            -0-
    R. D. Rothenberg.....         187,250          46,813             -0-                            26,007        208,056
    A. Salerno...........         117,692             -0-          36,516                            10,195         70,981
    F. Salerno...........         100,757             -0-          15,301                            15,301         70,155
    D. C. Savitsky.......         112,254             -0-          31,246                            23,538         57,470
    A. C. Shoup..........         118,727             -0-          16,029                            16,029         86,669
    C. M. Strassner......         111,050             -0-         111,050                               -0-            -0-
    T. M. Sullivan.......         107,125             -0-         107,125                               -0-            -0-
    J. R. Taddeo.........         475,723             -0-          30,606                            61,370        383,747
    W. A. Wuchiski.......         245,396             -0-          50,210                            29,703        165,483
                              -----------      ----------      ----------                        ----------     -----------
                              $12,101,897      $5,199,344      $4,676,394                        $1,949,214     $10,675,633
                              -----------      ----------      ----------                        ----------     -----------
                              -----------      ----------      ----------                        ----------     -----------

                              UST AND SUBSIDIARIES

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES -- (CONTINUED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A                  COL. B          COL. C                   COL. D                            COL. E
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                        DEDUCTIONS
                               BALANCE AT                       ---------------------------        BALANCE AT END OF PERIOD
     NAME OF DEBTOR            BEGINNING                         AMOUNTS          AMOUNTS         ---------------------------
           (A)                 OF PERIOD        ADDITIONS       COLLECTED       WRITTEN OFF        CURRENT        NOT CURRENT
- ----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,
  1992
    J. Africk............     $  262,165        $      -0-      $   43,524                        $   43,524      $   175,117
    L. F. Bantle.........        339,529               -0-          94,897                            89,076          155,556
    R. E. Barrett........            -0-           326,350             -0-                            36,261          290,089
    T. Baseler...........          9,280           105,169           1,046                            12,731          100,672
    J. J. Bucchignano....        222,891           200,625          26,478                            47,803          349,235
    D. L. Cerullo........        155,897            79,838          18,893                            24,248          192,594
    J. W. Chapin.........        278,256           478,532          36,637                            88,029          632,122
    R. C. Cutler.........         32,575            76,188           7,529                            12,200           89,034
    R. T. D'Alessandro...         98,806            86,938          12,170                            21,457          152,117
    V. A. Gierer, Jr.....        939,395           693,750         122,350                           199,434        1,311,361
    R. M. Glasscox.......        173,710            12,188          79,309                            20,178           86,411
    R. F. Guys...........        119,523            46,100          23,277                            25,642          116,704
    G. W. Hagen..........        148,274               -0-           6,495                            16,639          125,140
    R. E. Hanrahan.......        239,268             6,469          40,548                            41,016          164,173
    J. D. Harris.........        494,910           101,875         119,192                            54,834          422,759
    J. M. Hayes..........         60,784           231,332          13,369                            32,647          246,100
    R. J. Hoff...........        122,172            62,984          23,476                            31,341          130,339
    S. R. Hotchkiss......        136,563            73,020          26,093                            21,806          161,684
    C. E. Jordan.........        154,085            48,994         203,079                               -0-              -0-
    C. L. Keller.........        148,581            46,375         194,956                               -0-              -0-
    R. A. Kohlberger.....        257,897           303,828          28,028                            61,787          471,910
    E. D. Kratovil.......        100,962           187,250          13,279                            34,084          240,849
    J. J. Lamagna........         14,457           150,775           1,873                            18,488          144,871
    C. R. Lamonte........         50,427            57,256           5,517                             8,645           93,521
    R. H. Lawrence,
      Jr.................        424,797           173,438          49,315                            68,199          480,721
    I. R. Levine.........        595,380         1,127,750         445,430                           194,062        1,083,638
    P. E. Lindqvist......        142,304               -0-         142,304                               -0-              -0-
    G. F. Murray, Jr.....         81,797            34,575          15,929                            16,438           84,005
    J. P. Nelson.........        348,223           151,594          45,020                            76,364          378,433
    C. A. Nickolaus,
      Jr.................         83,802            53,578          13,611                            18,333          105,436
    B. O'Connor..........        118,846            13,913          15,234                            14,735          102,790
    T. B. O'Grady........        386,649               -0-         386,649                               -0-              -0-
    H. W. Peter III......        133,293           396,219          14,947                            58,962          455,603
    R. L. Rossi..........         93,703           407,500          41,646                            86,924          372,633
    R. D. Rothenberg.....        184,494           187,250         184,494                            20,806          166,444
    A. Salerno...........         30,510            95,463           8,281                            14,553          103,139
    F. Salerno...........        116,058               -0-          15,301                            15,301           85,456
    D. C. Savitsky.......         84,958            40,753          13,457                            24,939           87,315
    A. C. Shoup..........        134,756               -0-          16,029                            16,029          102,698
    C. M. Strassner......        187,426               -0-          76,376                            27,763           83,287
    T. M. Sullivan.......        107,125               -0-             -0-                            35,708           71,417
    J. R. Taddeo.........        229,454           276,875          30,606                            61,370          414,353
    F. M. White, Jr......        115,326               -0-          19,404                            19,404           76,518
    W. A. Wuchiski.......        297,998               -0-          52,602                            32,656          212,740
    R. J. Zima...........        130,488               -0-         130,488                               -0-              -0-
                              ----------       ----------      ----------                        ----------       -----------
                              $8,587,794       $6,334,744      $2,859,138                        $1,744,416       $10,318,984
                              ----------       ----------      ----------                        ----------       -----------
                              ----------       ----------      ----------                        ----------       -----------

                              UST AND SUBSIDIARIES

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES -- (CONTINUED)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         COL. A                  COL. B          COL. C                   COL. D                            COL. E
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                        DEDUCTIONS
                               BALANCE AT                       ---------------------------        BALANCE AT END OF PERIOD
     NAME OF DEBTOR            BEGINNING                         AMOUNTS          AMOUNTS         ---------------------------
           (A)                 OF PERIOD        ADDITIONS       COLLECTED       WRITTEN OFF        CURRENT        NOT CURRENT
- ----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,
  1991
    A. W. Adams..........     $  127,350       $  124,875      $  180,350                        $    7,188       $   64,687
    J. Africk............        305,689              -0-          43,524                            43,524          218,641
    L. F. Bantle.........        435,251              -0-          95,722                            94,897          244,632
    J. J. Bucchignano....         88,106          146,625          11,840                            27,302          195,589
    N. A. Buoniconti.....      1,191,360              -0-       1,191,360                               -0-              -0-
    D. L. Cerullo........         34,050          125,394           3,547                            16,086          139,811
    J. W. Chapin.........        183,725          116,969          22,438                            34,859          243,397
    R. T. D'Alessandro...         95,620           14,375          11,189                            11,797           87,009
    V. A. Gierer, Jr.....        751,067          363,375         175,047                           122,350          817,045
    R. M. Glasscox.......        247,445           28,375         102,110                            25,349          148,361
    R. F. Guys...........        105,582           32,813          18,872                            20,519           99,004
    G. W. Hagen..........         35,270          119,609           6,605                            18,403          129,871
    R. E. Hanrahan.......        279,565              -0-          40,297                            40,297          198,971
    J. D. Harris.........        554,390          416,797         476,277                            54,122          440,788
    R. J. Hoff...........         42,251           84,763           4,842                            13,318          108,854
    S. R. Hotchkiss......            -0-          143,750           7,187                            14,375          122,188
    C. E. Jordan.........        168,440           32,813          47,168                            23,123          130,962
    C. L. Keller.........        164,063           28,188          43,670                            22,080          126,501
    R. A. Kohlberger.....         74,238          191,452           7,793                            28,028          229,869
    E. D. Kratovil.......        114,241              -0-          13,279                            13,279           87,683
    R. H. Lawrence,
      Jr.................         75,947          358,000           9,150                            48,928          375,869
    I. R. Levine.........        699,207          448,509         552,336                            64,475          530,905
    P. E. Lindqvist......        163,267              -0-          20,963                            30,888          111,416
    J. P. Nelson.........        427,639           57,016         136,432                            48,202          300,021
    B. O'Connor..........         55,993           72,295           9,442                            15,234          103,612
    T. B. O'Grady........            -0-        1,145,626         758,977                           229,125          157,524
    E. H. Paules.........        131,014           20,913         150,255                             1,672              -0-
    H. W. Peter III......         37,485          106,250          10,442                            14,937          118,356
    R. L. Rossi..........        135,349              -0-          41,646                            41,646           52,057
    R. D. Rothenberg.....        214,203              -0-          29,709                            27,851          156,643
    F. Salerno...........         82,066           44,813          10,821                            15,301          100,757
    A. C. Shoup..........        399,004              -0-         264,248                            16,029          118,727
    C. M. Strassner......        193,706              -0-           6,280                            76,376          111,050
    T. M. Sullivan.......         39,756          107,125          39,756                            35,708           71,417
    J. R. Taddeo.........        273,516              -0-          44,062                            30,606          198,848
    J. C. Taft...........        175,523              -0-         175,523                               -0-              -0-
    F. M. White, Jr......        134,730              -0-          19,404                            19,404           95,922
    W. A. Wuchiski.......        278,771           90,297          71,070                            35,770          262,228
    R. J. Zima...........        180,089              -0-          49,601                            49,318           81,170
                              ----------       ----------      ----------                        ----------       ----------
                              $8,694,968       $4,421,017      $4,903,234                        $1,432,366       $6,780,385
                              ----------       ----------      ----------                        ----------       ----------
                              ----------       ----------      ----------                        ----------       ----------

- ---------------

(A) Amounts represent notes arising from installment purchases of common stock under Registrant's Stock Option Plans which carry interest rates ranging from approximately 4% to approximately 9%, provide for payment over periods of up to ten years and are secured by the common stock purchased.

                              UST AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1993

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COL. A                COL. B          COL. C          COL. D           COL. E            COL. F
- ------------------------------------------------------------------------------------------------------------

                                                                                 OTHER
                              BALANCE AT                                       CHANGES--         BALANCE AT
                              BEGINNING        ADDITIONS                     ADD (DEDUCT)--         END
      CLASSIFICATION          OF PERIOD         AT COST       RETIREMENTS       DESCRIBE         OF PERIOD
- ------------------------------------------------------------------------------------------------------------
Land.......................  $ 27,290,613     $       -0-     $  322,505       $      -0-       $ 26,968,108
Buildings..................   167,448,579       9,932,593      1,048,419              -0-        176,332,753
Machinery and equipment....   183,817,680      38,518,015      2,430,155              -0-        219,905,540
Furniture and fixtures.....    12,758,406         804,004      1,261,522              -0-         12,300,888
Motor vehicles.............    14,529,220       5,215,427      4,211,157              -0-         15,533,490
Construction in progress...    18,091,382(A)          -0-            -0-        3,721,091(C)      21,812,473(A)
                             ------------     -----------     -----------      ----------       ------------
                             $423,935,880     $54,470,039(B)  $9,273,758       $3,721,091       $472,853,252
                             ------------     -----------     -----------      ----------       ------------
                             ------------     -----------     -----------      ----------       ------------

- ---------------

     (A) Reclassified on the Consolidated Statement of Financial Position to land, buildings and machinery and equipment.

     (B) Additions principally relate to the completion of aircraft, new equipment for the wine operations and the Nashville, Franklin Park and Hopkinsville plants, renovation of facilities, and normal replacement of existing manufacturing equipment and motor vehicles.

     (C) Transfers to property accounts are included in Column C.

     (D) The annual provisions for depreciation have been computed principally in accordance with the following rates:

                      Buildings..............................  2 1/2 to 5%
                      Machinery and fixtures.................  5 to 20%
                      Motor vehicles.........................  20 to 33 1/3%

                              UST AND SUBSIDIARIES

                          YEAR ENDED DECEMBER 31, 1992

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COL. A                COL. B          COL. C          COL. D           COL. E            COL. F
- ------------------------------------------------------------------------------------------------------------

                                                                                 OTHER
                              BALANCE AT                                       CHANGES--         BALANCE AT
                              BEGINNING        ADDITIONS                     ADD (DEDUCT)--         END
      CLASSIFICATION          OF PERIOD         AT COST       RETIREMENTS       DESCRIBE         OF PERIOD
- ------------------------------------------------------------------------------------------------------------
Land.......................  $ 27,290,613     $       -0-     $      -0-       $      -0-       $ 27,290,613
Buildings..................   161,777,048       6,022,777        351,246              -0-        167,448,579
Machinery and equipment....   178,062,113      19,500,716     13,745,149(C)           -0-        183,817,680
Furniture and fixtures.....    13,568,627       1,455,851      2,266,072              -0-         12,758,406
Motor vehicles.............    13,756,908       4,422,868      3,650,556              -0-         14,529,220
Construction in progress...    11,669,098(A)          -0-            -0-        6,422,284(D)      18,091,382(A)
                             ------------     -----------     -----------      ----------       ------------
                             $406,124,407     $31,402,212(B)  $20,013,023      $6,422,284       $423,935,880
                             ------------     -----------     -----------      ----------       ------------
                             ------------     -----------     -----------      ----------       ------------

- ---------------

     (A) Reclassified on the Consolidated Statement of Financial Position to buildings and machinery and equipment.

     (B) Additions principally relate to new equipment for the wine operations and the Nashville and Franklin Park plants, renovation of facilities, and normal replacement for existing manufacturing equipment and motor vehicles.

     (C) Retirements include $7.1 million for aircraft.

     (D) Net increase in account, primarily the partial cost of unfinished aircraft. Transfers to property accounts are included in Column C.

     (E) The annual provisions for depreciation have been computed principally in accordance with the following rates:

                      Buildings.....................................  2 1/2 to 5%
                      Machinery and fixtures........................  5 to 20%
                      Motor vehicles................................  20 to 33 1/3%


                              UST AND SUBSIDIARIES

                          YEAR ENDED DECEMBER 31, 1991

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

          COL. A                COL. B          COL. C          COL. D           COL. E            COL. F
- ------------------------------------------------------------------------------------------------------------

                                                                                 OTHER
                              BALANCE AT                                       CHANGES--         BALANCE AT
                              BEGINNING        ADDITIONS                     ADD (DEDUCT)--         END
      CLASSIFICATION          OF PERIOD         AT COST       RETIREMENTS       DESCRIBE         OF PERIOD
- ------------------------------------------------------------------------------------------------------------
Land.......................  $ 26,808,995     $   482,618     $    1,000      $        -0-      $ 27,290,613
Buildings..................   155,952,318       5,899,666        105,347            30,411(C)    161,777,048
Machinery and equipment....   148,147,925      29,932,469      1,936,957         1,918,676(C)    178,062,113
Furniture and fixtures.....    12,617,411         933,757         27,432            44,891(C)     13,568,627
Motor vehicles.............    13,865,349       4,248,993      4,378,411            20,977(C)     13,756,908
Construction in progress...    23,307,458(A)          -0-            -0-       (11,638,360)(D)    11,669,098(A)
                             ------------     -----------     ----------      ------------      ------------
                             $380,699,456     $41,497,503(B)  $6,449,147      $ (9,623,405)     $406,124,407
                             ------------     -----------     ----------      ------------      ------------
                             ------------     -----------     ----------      ------------      ------------

- ---------------

     (A) Reclassified on the Consolidated Statement of Financial Position to buildings and machinery and equipment.

     (B) Additions principally relate to the completion of aircraft, new equipment for the wine operations and the Nashville and Franklin Park plants, vineyard development, renovation of facilities, and normal replacement for existing manufacturing equipment and motor vehicles.

     (C) Increase in account represents consolidation of Camera Platforms International, Inc.

     (D) Net decrease in account, primarily the reclassification of the cost of completed aircraft. Transfers to property accounts are included in Column C.

     (E) The annual provisions for depreciation have been computed principally in accordance with the following rates:

                      Buildings...............................  2 1/2 to 5%
                      Machinery and fixtures..................  5 to 20%
                      Motor vehicles..........................  20 to 33 1/3%

                              UST AND SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

                          YEAR ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COL. A                  COL. B          COL. C          COL. D         COL. E           COL. F
- --------------------------------------------------------------------------------------------------------------

                                                    ADDITIONS                        OTHER
                                                     CHARGED                       CHANGES--
                                   BALANCE AT       TO COSTS                          ADD          BALANCE AT
                                   BEGINNING           AND                        (DEDUCT)--          END
         CLASSIFICATION            OF PERIOD        EXPENSES       RETIREMENTS     DESCRIBE        OF PERIOD
- --------------------------------------------------------------------------------------------------------------
Buildings.......................  $ 51,619,655     $ 5,423,713     $  250,467                     $ 56,792,901
Machinery and equipment.........    78,981,956      16,112,400      1,565,035                       93,529,321
Furniture and fixtures..........     4,782,517         647,128        664,971                        4,764,674
Motor vehicles..................     7,546,316       3,722,658      3,113,806                        8,155,168
                                  ------------     -----------     ----------                     ------------
                                  $142,930,444     $25,905,899     $5,594,279                     $163,242,064
                                  ------------     -----------     ----------                     ------------
                                  ------------     -----------     ----------                     ------------

                              UST AND SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT -- (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1992
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

            COL. A                  COL. B          COL. C          COL. D          COL. E           COL. F
- --------------------------------------------------------------------------------------------------------------

                                                   ADDITIONS                         OTHER
                                                    CHARGED                        CHANGES--
                                  BALANCE AT       TO COSTS                           ADD          BALANCE AT
                                  BEGINNING           AND                         (DEDUCT)--          END
        CLASSIFICATION            OF PERIOD        EXPENSES       RETIREMENTS      DESCRIBE        OF PERIOD
- --------------------------------------------------------------------------------------------------------------
Buildings......................  $ 46,649,328     $ 5,093,796     $   123,469                     $ 51,619,655
Machinery and equipment........    72,080,120      14,311,275       7,409,439                       78,981,956
Furniture and fixtures.........     5,513,296         654,358       1,385,137                        4,782,517
Motor vehicles.................     6,859,223       3,505,394       2,818,301                        7,546,316
                                 ------------     -----------     -----------                     ------------
                                 $131,101,967     $23,564,823     $11,736,346                     $142,930,444
                                 ------------     -----------     -----------                     ------------
                                 ------------     -----------     -----------                     ------------

                              UST AND SUBSIDIARIES

      SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT -- (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1991
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COL. A                  COL. B          COL. C          COL. D         COL. E           COL. F
- --------------------------------------------------------------------------------------------------------------
                                                    ADDITIONS                        OTHER
                                                     CHARGED                       CHANGES--
                                   BALANCE AT       TO COSTS                          ADD          BALANCE AT
                                   BEGINNING           AND                        (DEDUCT)--          END
         CLASSIFICATION            OF PERIOD        EXPENSES       RETIREMENTS     DESCRIBE        OF PERIOD
- --------------------------------------------------------------------------------------------------------------
Buildings.......................  $ 41,849,606     $ 4,845,116     $   45,394                     $ 46,649,328
Machinery and equipment.........    59,917,910      13,388,193      1,225,983                       72,080,120
Furniture and fixtures..........     4,894,448         639,785         20,937                        5,513,296
Motor vehicles..................     6,994,752       3,391,145      3,526,674                        6,859,223
                                  ------------     -----------     ----------                     ------------
                                  $113,656,716     $22,264,239     $4,818,988                     $131,101,967
                                  ------------     -----------     ----------                     ------------
                                  ------------     -----------     ----------                     ------------

                              UST AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COL. A                  COL. B            COL. C            COL. D           COL. E            COL. F
- -----------------------------------------------------------------------------------------------------------------------
                                                                     MAXIMUM AMOUNT   AVERAGE AMOUNT   WEIGHTED AVERAGE
                                                                      OUTSTANDING      OUTSTANDING      INTEREST RATE
     CATEGORY OF AGGREGATE         BALANCE AT     WEIGHTED AVERAGE       DURING           DURING            DURING
     SHORT-TERM BORROWINGS        END OF PERIOD    INTEREST RATE     THE PERIOD (C)   THE PERIOD (D)    THE PERIOD (E)
- -----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993
  Commercial Paper (A)..........          -0-                         $ 54,907,817     $ 33,291,162          3.22%
  Notes Payable (B).............          -0-                           40,000,000        4,781,362          3.69
Year ended December 31, 1992
  Commercial paper (A)..........          -0-                           37,970,658       18,968,557          3.69
Year ended December 31, 1991
  Commercial paper (A)..........          -0-                           13,984,033        8,009,046          5.98

- ---------------

    (A) Commercial paper generally matures within 90 days from date of issuance with no provision for extensions of its maturity. Amounts in
          1993 are higher than in previous years due to an arbitrage program.
    (B) Notes payable represent borrowings under lines of credit arrangements. In January 1994, Registrant converted this $40 million loan into a revolving credit and term loan agreement and this amount was classified as long-term debt at December 31, 1993. (See Notes to Consolidated Financial Statements -- Revolving Credit and Term Loan Agreement and Short-Term Lines of Credit.)
    (C)  Represents maximum amount outstanding at any time during the period.
    (D) The average amount outstanding during the period was computed by dividing the total of the monthly average outstanding principal balances by twelve.
    (E) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

                              UST AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                           COL. A                                                COL. B
- ----------------------------------------------------------------------------------------------------------
                                                                      CHARGED TO COSTS AND EXPENSES
- ----------------------------------------------------------------------------------------------------------
                            ITEM                                  1993            1992            1991
- -------------------------------------------------------------  -----------     -----------     -----------
Maintenance and repairs......................................  $12,262,000     $11,848,000     $11,136,000
Taxes, other than payroll and income taxes:
     Excise taxes............................................   29,961,000      31,706,000      27,833,000
     Other...................................................    8,194,000       8,467,000       8,477,000
                                                               -----------     -----------     -----------
                                                                38,155,000      40,173,000      36,310,000
Advertising..................................................   17,615,000      14,599,000      11,246,000


     Other items have been omitted as each one did not exceed one percent of revenues.

                                 EXHIBIT INDEX

 3.1     -- Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.

 3.2     -- By-Laws adopted on December 23, 1986, incorporated by reference to Exhibit 3.2 to
            Form S-4 Registration Statement filed on March 20, 1987.

10.1*    -- Employment Agreement dated October 1, 1990 between UST and Joseph R. Taddeo, an
            Executive Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1990.

10.2*    -- Form of Employment Agreement dated October 20, 1986 between United States Tobacco
            Company (subsequently assumed by UST) and one (1) Executive Officer: Vincent A.
            Gierer, Jr., incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.

10.3*    -- Employment Agreement dated December 1, 1993 between UST and John J. Bucchignano, an
            Executive Officer.

10.4*    -- Form of Severance Agreement dated October 27, 1986 between United States Tobacco
            Company (subsequently assumed by UST) and nonexecutive officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1990.

10.5*    -- 1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to
            Exhibit 4.1 to Form S-8 Registration Statement filed on April 14, 1989.

10.6*    -- 1992 Stock Option Plan, effective as of May 5, 1992, incorporated by reference to
            Appendix A to the UST 1992 Notice of Annual Meeting and Proxy Statement dated March
            27, 1992.

10.7*    -- Incentive Compensation Plan, as restated as of January 1, 1994.

10.8*    -- Officers' Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended
            December 31,1992.

10.9     -- Nonemployee Directors' Retirement Plan, effective as of January 1, 1988, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended
            December 31, 1992.

13.1     -- Industry Segment Data pertaining to the years 1991 through 1993.

13.2     -- Market for Registrant's Common Equity and Related Stockholder Matters.

13.3     -- Selected Financial Data.

13.4     -- Management's Discussion and Analysis of Financial Condition and Results of
            Operations.

13.5     -- Financial Statements and Supplementary Data.

21.1     -- Subsidiaries of UST.

23.1     -- Consent of Independent Auditors.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.