Form 10-Q
period 1994-03-31
UST INC
filed 1994-05-13
CIK 811669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended          March 31, 1994
                                    ---------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ----------------- to ------------------

         Commission File Number 0-17506
                                -------

                                    UST INC.
- - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            06-1193986
 ---------------------------------------                    -----------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 100 West Putnam Avenue, Greenwich, Conn.                         06830
 ----------------------------------------                      -----------
 (Address of principal executive offices)                       (Zip Code)


         Registrant's telephone number, including area code: (203) 661-1100

                                     NONE
- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report).

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                       ----------    ----------

    Number of Common shares ($.50 par value) outstanding
at March 31, 1994.                                                203,518,936
                                                                  -----------

                                    UST Inc.

                                  (Registrant)


                                     INDEX


                                                                                          Page No.
                                                                                         ---------
Part I.  Financial Information:

             Condensed Consolidated Statement of Financial Position -
                 March 31, 1994 and December 31, 1993                                          2

             Condensed Consolidated Statement of Earnings -
                 Three months ended March 31, 1994 and 1993                                    3

             Condensed Consolidated Statement of Cash Flows -
                 Three months ended March 31, 1994 and 1993                                    4

             Notes to Condensed Consolidated Financial Statements                              5

             Management's Discussion and Analysis of Operations and
                 Financial Condition                                                           6


Part II.  Other Information:

             Item 1. Legal Proceedings                                                         8

             Item 4. Submission of Matters to a Vote of Security Holders                       9

             Item 6. Exhibits and Reports on Form 8-K                                          9

             Signatures                                                                       10





                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 (Dollars in thousands, except per share data)

                                                                           March 31,                December 31,
                                                                              1994                       1993
                                                                          -----------               ------------
                                                                          (Unaudited)                  (Note)
ASSETS
Current assets
  Cash and cash equivalents                                                  $ 42,787                 $ 25,327
  Accounts receivable                                                          59,548                   64,376
  Inventories:
    Leaf tobacco                                                              126,168                   90,742
    Products in process and finished goods                                    104,111                  108,117
    Other materials and supplies                                               17,453                   16,776
                                                                             --------                 --------
                                                                              247,732                  215,635
  Prepaid expenses and other current assets                                    31,313                   29,658
                                                                             --------                 --------
                          Total current assets                                381,380                  334,996

  Property, plant and equipment, net                                          308,011                  309,611
  Other assets                                                                 60,683                   61,588
                                                                             --------                 --------
                                                                             $750,074                 $706,195
                                                                              =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                      $ 64,367                 $ 62,445
  Income taxes                                                                 93,719                   44,197
                                                                             --------                  -------
                          Total current liabilities                           158,086                  106,642

Long-term debt                                                                 40,000                   40,000
Deferred income taxes                                                           6,389                    7,955
Postretirement benefits other than pensions                                    58,186                   56,782
Other liabilities                                                              33,436                   31,844
                                                                             --------                ---------

                          Total liabilities                                   296,097                  243,223

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 213,675,936 shares in 1994,
     and 213,223,636 shares in 1993.                                          106,838                  106,612
  Additional paid-in capital                                                  344,489                  337,842
  Retained earnings                                                           286,709                  255,222
                                                                             --------                  -------
                                                                              738,036                  699,676
  Less cost of shares in treasury - 10,157,000
      shares in 1994 and 8,467,000 shares in 1993                             284,059                  236,704
                                                                             --------                  -------

                          Total stockholders' equity                          453,977                  462,972
                                                                             --------                  -------
                                                                             $750,074                 $706,195
                                                                              =======                  =======

Note: The statement of financial position at December 31, 1993 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.





                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                        Three months ended March 31,
                                                                        ----------------------------

                                                                       1994                     1993
                                                                       ----                     ----
Net sales                                                            $280,379                 $265,019

Costs and expenses
  Cost of products sold                                                54,401                   63,153
  Selling, advertising and administrative                              79,347                   71,923
                                                                    ---------                  -------

   Total costs and expenses                                           133,748                  135,076
                                                                    ---------                  -------

Operating income                                                      146,631                  129,943

Other income
  Interest income, net                                                     13                      155
  Gain on disposal of product line                                         -                    35,029
                                                                    ---------                  -------

Earnings before income taxes and
  cumulative effect of accounting changes                             146,644                  165,127

Income taxes                                                           57,886                   61,572
                                                                    ---------                  -------

Earnings before cumulative
  effect of accounting changes                                         88,758                  103,555

Cumulative effect of accounting changes:
  Postretirement benefits other than pensions
  (net of income tax benefit of $18,115)                                    -                  (32,690)
  Income taxes                                                              -                   12,844
                                                                     --------                  -------

Net earnings                                                         $ 88,758                 $ 83,709
                                                                      =======                  =======

Earnings per share:
  Primary earnings before cumulative
  effect of accounting changes                                           $.42                    $ .47
  Cumulative effect of accounting changes                                  -                      (.09)
Net earnings per share:
  Primary                                                                $.42                     $.38
  Fully diluted                                                          $.42                     $.38

Cash dividends per common share                                          $.28                     $.24

Average number of common and common
  equivalent shares outstanding:
  Primary                                                             210,360                  218,067
  Fully diluted                                                       210,360                  218,067


See Notes to Condensed Consolidated Financial Statements.





                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                              Three months ended March 31,
                                                                              ----------------------------
                                                                              1994                    1993
                                                                              ----                    ----
OPERATING ACTIVITIES
- - --------------------

Net cash provided by operating activities                                    $120,601                 $105,562



INVESTING ACTIVITIES
- - --------------------
Purchases of property, plant and equipment, net                                (5,561)                 (21,173)
Net proceeds received from sales of businesses                                      -                   37,137
                                                                           ----------                 --------

         Net cash (used in)  provided by investing activities                  (5,561)                  15,964
                                                                             --------                 --------



FINANCING ACTIVITIES
- - --------------------
Proceeds from the issuance of common stock                                      6,873                    5,294
Dividends paid                                                                (57,098)                 (50,152)
Common stock repurchased                                                      (47,355)                 (69,377)
                                                                             --------                 ---------

         Net cash used in financing activities                                (97,580)                (114,235)
                                                                             --------                 --------

         Increase in cash and cash equivalents                                 17,460                    7,291

         Cash and cash equivalents at beginning of year                        25,327                   36,370
                                                                             --------               ----------

         Cash and cash equivalents at end of period                         $  42,787               $   43,661
                                                                             ========                =========





Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                                $8,197                     $342

   Interest                                                                       635                      218

See Notes to Condensed Consolidated Financial Statements.





                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994
                                  (Unaudited)




BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1993.

REPURCHASE OF COMMON STOCK

During 1994, Registrant continued its program to repurchase a portion of its outstanding common stock, up to a maximum of forty million shares. As of December 31, 1993, 6.4 million shares remained to be repurchased under the current program. Through March 31, 1994 an additional 1.7 million shares costing $47.4 million were repurchased.

CONTINGENCIES

Registrant is named in certain litigation against the major cigarette companies and others seeking damages relating to the usage of cigarettes. Registrant has had only limited involvement with cigarettes. Prior to 1985, Registrant manufactured some cigarette products which had a de minimis market share, and is indemnified for the small volume of imported cigarettes which it currently distributes. Registrant believes that these actions are without merit, intends to defend them vigorously and does not believe they will result in any material liability to Registrant.

In addition, on May 12, 1994, Registrant was advised by its Delaware agent for service of process that Registrant and others had been named in an amended complaint. This action, originally filed against the major cigarette companies, is purportedly brought on behalf of a class composed of all persons in the United States who have used defendants' tobacco products and claim that the defendants allegedly manipulated the levels of nicotine in their tobacco products for the purposes of addicting consumers. The complaint seeks unspecified damages, attorneys fees and other equitable relief. Registrant has not had an adequate opportunity to evaluate this action prior to the filing of this quarterly report on Form 10-Q.








                                      (5)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (UNAUDITED)

Results of Operations
First quarter 1994 compared
with the first quarter of 1993

Net sales for the first quarter were $280.4 million, a 6 percent increase over the corresponding period in the prior year. The Tobacco segment posted sales gains for the first quarter while sales for the Wine segment were stable and Other segment sales were lower. Higher selling prices and unit volume gains for moist smokeless tobacco were the primary reasons for the increase in consolidated net sales. Domestic unit volume for moist smokeless tobacco increased 5.9 percent for the first quarter as compared with the similar 1993 period. Registrant believes that the domestic moist unit volume comparison was favorably affected by a change in Registrant's shipping procedures in January 1993 which had an adverse effect on unit volume in the first quarter of 1993. Unit volume for premium wine increased slightly in the first quarter, while overall case volume for the Wine segment remained stable. Other segment sales were significantly lower due to the absence of Zig-Zag cigarette papers and related products resulting from the sale of its distribution rights on March 31, 1993.

Cost of products sold decreased for the first quarter due to volume declines for other tobacco products and the absence of cigarette papers and related products. Unit costs for wine also decreased slightly for the first quarter. These lower costs were partially offset by volume gains and higher unit costs for domestic moist smokeless tobacco. The overall gross margin percentage increased in the first quarter mainly due to higher selling prices and increased unit volume for domestic moist smokeless tobacco and volume declines for lower margin products.

Selling, advertising and administrative expenses increased for the Tobacco and Other segments and remained stable for the Wine segment. Selling and advertising expenses for the Tobacco segment were directed at the promotion and support of our moist smokeless tobacco products and higher salaries and related costs for the sales force and support personnel. Administrative and other expenses increased for the first quarter due to higher salary and related costs and increased spending in other areas.

Net interest income decreased due to interest expense on long-term debt which offset income from cash equivalent investments.

Net earnings and primary earnings per share increased 6 percent and 11 percent, respectively, over the corresponding period in the prior year.

The comparison of earnings per share for the first quarter of 1994 to the similar period in 1993, was adversely affected by 4 cents per share due to several events which occurred during 1993. On March 31, 1993, Registrant completed the sale of its distribution rights for Zig-Zag cigarette papers and related products. This resulted in an after-tax gain of $22 million, amounting to 10 cents per share. This gain was offset by the adoption of Statement of Financial Accounting Standards (SFAS) No. 106 and SFAS No. 109, which reduced first quarter 1993 primary earnings per share by 9 cents.





                                      (6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)



In addition, operating results for the first quarter of 1994 do not include Zig-Zag and related products as compared to the similar period in 1993. Also, the first quarter of 1994 includes the effects of the 1993 "Omnibus Budget Reconciliation Act", which increased the effective corporate federal income tax rate, whereas in 1993, this effect was not recorded until the third quarter. Together, these events adversely affected the comparison of primary earnings per share by 3 cents for the first quarter of 1994 as compared to the similar 1993 period.

The Clinton Administration's Health Security Act proposed an increase in the federal excise tax on moist snuff from 36 cents per pound to $12.86 per pound. Congress continues the debate over this health care proposal, as well as other alternatives, which do not include excise tax increases. Registrant is not able to predict the amount, if any, by which the federal excise tax rate may increase, or assess the future effect that any such increase may have on the sale of its tobacco products.


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1993

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. A primary use of cash in operations was for purchases of leaf tobacco of $48.7 million, which were higher as compared to the corresponding period in the prior year. Registrant anticipates that additional purchases of leaf tobacco will not be significant for the remainder of 1994.

Net cash used in investing activities for the first quarter of 1994 was for the purchase of property, plant and equipment. Registrant expects the 1994 capital program to approximate $38 million.

Net cash used in financing activities were amounts expended for dividends and the stock repurchase program. Amounts expended for the stock repurchase program were significantly lower than the corresponding period in the prior year. Registrant expects to repurchase the remaining 4.7 million shares under the current share repurchase program during the remainder of the year. During the second quarter, Registrant borrowed an additional $10 million on the revolving credit and term loan facility, which was used to repurchase additional shares. Availability of funds and market prices will determine the number of shares actually repurchased.

Registrant will continue to have significant cash requirements for the remainder of 1994, primarily for dividends and the stock repurchase program. Registrant expects to meet these requirements with internally generated funds augmented by short-term borrowings when necessary.





                                      (7)

                                  PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

                 With respect to the action entitled Norma R. Broin, et al. v. Philip Morris Companies, Inc., et al which was previously reported in Registrant's 1993 Form 10-K, a panel of the District Court of Appeal, Third District, on March 15, 1994, reversed the order of dismissal with instructions to reinstate the class action allegations in the amended complaint. On April 18, 1994, the defendants filed a motion for rehearing en banc, for certification and rehearing of the panel's decision and that motion has not been decided.

                 Registrant was named in a consolidated amended complaint filed on or about April 29, 1994, against the major cigarette companies and others entitled John G. Allman, et al. v. Philip Morris., et al. (Case No.: 94-0504-IEG (CM), U.S. District Court, Southern District of California) seeking unspecified damages, which Plaintiffs have estimated in subsequent filings to be "in the hundreds of millions of dollars". The action is purportedly brought on behalf of a class composed of all persons in the United States who have smoked defendants' cigarette products and have been prescribed and paid for "nicotine patches" or will be so treated in the future. The complaint alleges violations of the Racketeer Influenced and Corrupt Organizations Act, 18 U.S.C. S1961, et seq ("RICO") and includes allegations of a conspiracy among defendants to withhold information about the claimed effects of cigarette smoking. Under RICO, damage awards are trebled and prevailing plaintiffs are entitled to attorneys' fees.

                 Registrant has had only limited involvement with cigarettes. Prior to 1985, Registrant manufactured some cigarette products which had a de minimis market share, and Registrant is indemnified for the small volume of imported cigarettes which it currently distributes.

                 Registrant believes that these actions are without merit, intends to defend them vigorously and does not believe they will result in any material liability to Registrant.


                 In addition, on May 12, 1994, Registrant was advised by its Delaware agent for service of process that Registrant and others had been named in an amended complaint entitled Diane Castano, et al. v. The American Tobacco Company, Inc., et al., (Case No. 94-1044 "B"(3), U.S. District Court, Eastern
                 District of Louisiana). This action, originally filed against the major cigarette companies, is purportedly brought on behalf of a class composed of all persons in the United States who have used defendants' tobacco products and claim that the defendants allegedly manipulated the levels of nicotine in their tobacco products for the purposes of addicting consumers. The complaint seeks unspecified damages, attorneys fees and other equitable relief. Registrant has not had an adequate opportunity to evaluate this action prior to the filing of this quarterly report on Form 10-Q.








                                      (8)

Item 4.          Submission of Matters to a Vote of Security Holders

                 (a) The 1994 Annual Meeting of Stockholders was held on May 3, 1994.


                 (c)      Matters voted upon at the meeting:


                                           Affirmative         Negative                          Broker
                                               Votes            Votes          Abstentions     Non-Votes
                                           -------------     -----------       -----------     ---------
                 Ratification               186,120,859          376,923          494,536             N/A
                 and Approval
                 of Independent
                 Auditors
                 (Proposal No. 2)

                 Stockholder                  6,650,257      154,482,104        7,711,103      18,148,854
                 Proposal
                 (Proposal No. 3)

                 Stockholder                  8,310,480      154,154,751        6,378,234      18,148,853

                 Proposal
                 (Proposal No. 4)

Item 6.          Exhibits and Reports on Form 8-K

                 (b)      Reports on Form 8-K

                 There were no reports on Form 8-K for the three months ended March 31, 1994.





                                      (9)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                         UST Inc.
                                                ---------------------------
                                                       (Registrant)



Date     May 13, 1994           /s/ John J. Bucchignano
      --------------------      -------------------------------------------
                                John J. Bucchignano
                                Executive Vice President and Chief
                                Financial Officer (Principal Financial Officer)





                                /s/ Robert T. D'Alessandro
                                -------------------------------------------
                                Robert T. D'Alessandro
                                Controller (Principal Accounting Officer)






                                      (10)