Form 10-Q
period 1994-06-30
UST INC
filed 1994-08-12
CIK 811669

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended                June 30, 1994
                                    -----------------------------------------

                                      OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________  to ______________

         Commission File Number 0-17506
                                -------

                                   UST Inc.
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                            06-1193986
- - ---------------------------------------                    -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

100 West Putnam Avenue, Greenwich, Conn.                            06830
- - ----------------------------------------                         -----------
(Address of principal executive offices)                         (Zip Code)


         Registrant's telephone number, including area code: (203) 661-1100
                                                             --------------

                                     NONE
- - -------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report).

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         --------    --------

    Number of Common shares ($.50 par value) outstanding at
June 30, 1994.  202,901,636
                -----------

                                    UST Inc.

                                  (Registrant)


                                     INDEX


                                                                                          Page No.
                                                                                         ---------

Part I.  Financial Information:

             Condensed Consolidated Statement of Financial Position -
                 June 30, 1994 and December 31, 1993                                           2

             Condensed Consolidated Statement of Earnings -
                 Three and six months ended June 30, 1994 and 1993                             3

             Condensed Consolidated Statement of Cash Flows -
                 Six months ended June 30, 1994 and 1993                                       4

             Notes to Condensed Consolidated Financial Statements                              5

             Management's Discussion and Analysis of Operations and
                 Financial Condition                                                           6


Part II.  Other Information:

             Item 1. Legal Proceedings                                                         9

             Item 6. Exhibits and Reports on Form 8-K                                          9

             Signatures                                                                       10





                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 (Dollars in thousands, except per share data)

                                                             June 30,              December 31,
                                                              1994                    1993
                                                              -----                   -----
                                                           (Unaudited)                (Note)
ASSETS
Current assets
 Cash and cash equivalents                                   $ 29,542                 $ 25,327
 Accounts receivable                                           68,565                   64,376
 Inventories:
    Leaf tobacco                                              114,646                   90,742
    Products in process and finished goods                    102,273                  108,117
    Other materials and supplies                               18,256                   16,776
                                                             --------                 --------
                                                              235,175                  215,635
 Prepaid expenses and other current assets                     35,070                   29,658
                                                             --------                 --------
           Total current assets                               368,352                  334,996

 Property, plant and equipment, net                           305,324                  309,611
 Other assets                                                  58,978                   61,588
                                                             --------                 --------
                                                             $732,654                 $706,195
                                                             ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                       $ 70,126                 $ 62,445
 Income taxes                                                  42,347                   44,197
                                                             --------                 --------
           Total current liabilities                          112,473                  106,642

Long-term debt                                                 50,000                   40,000
Deferred income taxes                                           5,879                    7,955
Postretirement benefits other than pensions                    58,953                   56,782
Other liabilities                                              34,291                   31,844
                                                             --------                 --------

                 Total liabilities                            261,596                  243,223

Stockholders' equity
 Preferred stock - par value $.10 per share:
    Authorized - 10 million shares; issued - none
 Common stock - par value $.50 per share:
    Authorized - 600 million shares;
    issued 214,358,636 shares in 1994,
    and 213,223,636 shares in 1993.                           107,179                  106,612
 Additional paid-in capital                                   353,425                  337,842
 Retained earnings                                            329,372                  255,222
                                                             --------                 --------
                                                              789,976                  699,676
 Less cost of shares in treasury - 11,457,000
  shares in 1994 and 8,467,000 shares in 1993                 318,918                  236,704
                                                             --------                 --------

                 Total stockholders' equity                   471,058                  462,972
                                                             --------                 --------
                                                             $732,654                 $706,195
                                                             ========                 ========

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

See Notes to Condensed Consolidated Financial Statements.




                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                          Three months ended             Six months ended
                                                               June 30,                     June 30,
                                                               --------                    ----------
                                                           1994         1993               1994      1993
                                                           ----         ----               ----      ----

Net sales                                               $310,203    $279,707            $590,582    $544,726

Costs and expenses
 Cost of products sold                                    63,400      60,477             117,801     123,630
 Selling, advertising and administrative                  82,270      74,322             161,617     146,245
                                                         -------     -------             -------     -------

   Total costs and expenses                              145,670     134,799             279,418     269,875
                                                         -------     -------             -------     -------

Operating income                                         164,533     144,908             311,164     274,851

Other (expense) income
 Interest (expense) income, net                              (41)        519                 (28)        674
 Gain on disposal of product line                              -           -                   -      35,029
                                                         -------     -------             -------     -------
Earnings before income taxes and
 cumulative effect of accounting changes                 164,492     145,427             311,136     310,554

Income taxes                                              65,006      55,591             122,892     117,163
                                                         -------     -------             -------     -------

Earnings before cumulative
 effect of accounting changes                             99,486      89,836             188,244     193,391

Cumulative effect of accounting changes:
 Postretirement benefits other than pensions
 (net of income tax benefit of $18,115)                        -           -                   -     (32,690)
 Income taxes                                                  -           -                   -      12,844
                                                         -------     -------             -------     -------

Net earnings                                            $ 99,486    $ 89,836            $188,244    $173,545
                                                         =======     =======             =======     =======

Earnings per share:
 Primary earnings before cumulative
 effect of accounting changes                               $.48        $.41                $.90        $.89
 Cumulative effect of accounting changes                       -           -                   -        (.09)
Net earnings per share:
 Primary                                                    $.48        $.41                $.90        $.80
 Fully diluted                                              $.48        $.41                $.90        $.80

Cash dividends per common share                             $.28        $.24                $.56        $.48

Average number of common and common
 equivalent shares outstanding:
 Primary                                                 208,511     216,691             209,432     217,377
 Fully diluted                                           208,727     216,833             209,540     217,448


See Notes to Condensed Consolidated Financial Statements.





                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                      Six months ended June 30,
                                                      -------------------------
                                                            1994        1993
                                                            ----        ----

OPERATING ACTIVITIES
- - --------------------
Net cash provided by operating activities               $183,110    $192,095

INVESTING ACTIVITIES
- - --------------------
Purchases of property, plant and equipment, net           (9,953)    (29,837)
Net proceeds received from sales of businesses             1,043      37,164
                                                        --------    --------

    Net cash (used in) provided by
       investing activities                               (8,910)      7,327
                                                        --------    --------

FINANCING ACTIVITIES
- - --------------------
Proceeds from long-term debt                              10,000          -
Proceeds from the issuance of common stock                16,150      18,680
Dividends paid                                          (113,921)   (100,379)
Common stock repurchased                                 (82,214)   ( 87,318)
                                                        --------    --------
    Net cash used in financing activities               (169,985)   (169,017)
                                                        --------    --------

    Increase in cash and cash equivalents                  4,215      30,405

    Cash and cash equivalents at beginning of year        25,327      36,370
                                                        --------    --------

    Cash and cash equivalents at end of period          $ 29,542    $ 66,775
                                                        ========    ========


- - ----------------------------------------------------------------------------
Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Income taxes                                         $121,212     $87,491

   Interest                                                1,669         487
- - ----------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.





                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994
                                  (Unaudited)




BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1993.

REPURCHASE OF COMMON STOCK

In June 1994, the Board of Directors approved a new stock repurchase program, authorizing Registrant to repurchase up to 20 million shares of its common stock from time to time in open market or in negotiated transactions for use in connection with benefits and compensation plans and other corporate purposes.

The new program will commence upon the completion of Registrant's current program, which provides for the repurchase of up to 40 million shares of Registrant's common stock and has been in effect since January 1, 1990. As of December 31, 1993, 6.4 million shares remained to be repurchased under the current program. Through June 30, 1994, an additional 3 million shares costing $82.2 million were repurchased.

CONTINGENCIES

Registrant is named in certain litigation against the major cigarette companies and others seeking damages relating to the usage of cigarettes. Registrant has had only limited involvement with cigarettes. Prior to 1985, Registrant manufactured some cigarette products which had a de minimis market share. From May 1, 1982, to August 1, 1994, Registrant distributed a small volume of imported cigarettes and is indemnified against claims relating to those products. Registrant no longer manufactures, markets, or distributes any cigarette products. Registrant believes that these actions are without merit, intends to defend them vigorously and does not believe they will result in any material liability to Registrant.




                                      (5)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (UNAUDITED)


Results of Operations
Second quarter and six months of 1994 compared with the same periods of 1993

Net sales for the second quarter and six months increased 11 percent and 8 percent, respectively, as compared with the corresponding periods in the prior year. The Tobacco and Wine segments posted sales gains for both the second quarter and six-month period while sales for the Other segment were higher in the second quarter but were lower for the six-month period. Higher selling prices and unit volume gains for moist smokeless tobacco were the primary reasons for the increase in consolidated net sales. Domestic unit volume for moist smokeless tobacco increased 1.3 percent for the second quarter and 3.4 percent for the six-month period. Registrant believes that the comparisons of domestic moist unit volume for both periods were unfavorably affected by the national roll-out of two new Skoal Long Cut flavors in the second quarter of 1993. Wine segment sales were higher due to an increase in overall case volume, primarily in the premium wine category. Other segment sales increased in the second quarter primarily due to volume gains for Registrant's entertainment business, while the decrease for the six-month period was due to the absence of Zig-Zag cigarette papers and related products resulting from the sale of its distribution rights on March 31, 1993.

Cost of products sold increased for the second quarter and decreased in the six-month period. Both periods included increased costs due to volume gains and higher unit costs for domestic moist smokeless tobacco, along with volume gains for the entertainment and wine businesses. Favorably affecting both periods were lower unit costs for wine and volume declines for other tobacco products which, along with the absence of Zig-Zag and related products in the six-month period, more than offset the increases noted. The overall gross margin percentage increased in both periods mainly due to higher selling prices and increased unit volume for domestic moist smokeless tobacco.

Selling, advertising and administrative expenses increased for the Tobacco and Other segments and remained stable for the Wine segment for both the second quarter and six-month periods. Selling and advertising expenses for the Tobacco segment were directed at the promotion and support of our moist smokeless tobacco products and higher salaries and related costs for the sales force and support personnel. Increased selling and advertising costs for the Other segment were expended to support new products and markets. Administrative and other expenses increased in both periods due to higher salary and related costs, increased spending in other areas and the absence of the gains recorded on the sale of corporate investments in 1993.

Registrant recorded net interest expense in both periods as interest expense on short-term borrowings and long-term debt exceeded interest income from cash equivalent investments.

Net earnings for the second quarter and six-month period increased 11 percent and 8 percent, respectively, over the corresponding periods in the prior year. Primary earnings per share increased 17 percent for the second quarter and 13 percent for the six-month period.





                                      (6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


The comparison of earnings per share for the first six months of 1994 to the similar period in 1993 was adversely affected by 5 cents per share due to several events which occurred during 1993. On March 31, 1993 Registrant sold its distribution rights for Zig-Zag cigarette papers and related products which resulted in an after-tax gain of $22 million, or 10 cents per share. This gain was offset by the adoption of Statement of Financial Accounting Standards
(SFAS) No. 106 and SFAS No. 109, which reduced primary earnings per share by 9 cents for the six months of 1993.

In addition, operating results for the first six months of 1994 do not include Zig-Zag and related products and includes the effect of the July 1993 increase in the corporate federal income tax rate. Together, these two events adversely affected the comparison of primary earnings per share by 4 cents for the first six months of 1994 to the similar 1993 period.

The Clinton Administration's Health Security Act proposed an increase in the federal excise tax on moist snuff from 36 cents per pound to $12.86 per pound. The debate continues over this health care proposal, as well as other alternatives. Registrant is not able to predict the amount, if any, by which the federal excise tax rate may increase, or assess the future effect that any such increase may have on the sale of its tobacco products.


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1993

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. A primary use of cash in operations was for purchases of leaf tobacco of $50.7 million, which was slightly higher than amounts expended in the corresponding period of the prior year. Registrant anticipates that additional purchases of leaf tobacco will not be significant for the remainder of 1994.

Net cash used in investing activities for the second quarter of 1994 was for the purchase of property, plant and equipment. Registrant expects the 1994 capital program to approximate $38 million.

Net cash used in financing activities were amounts expended for dividends and the stock repurchase program. Amounts expended for the stock repurchase program were slightly lower than in the corresponding period of the prior year. Registrant expects that total funds allocated to the stock repurchase program in 1994 from operations and increased borrowing will be higher than amounts expended in 1993.





                                      (7)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Registrant has $50 million outstanding on its revolving credit and term loan agreement with a bank at June 30, 1994. Registrant is currently negotiating to replace this loan agreement with a new $200 million agreement with several banks, the terms of which are expected to be finalized in the third quarter. Registrant expects to use the funds to repurchase additional shares of its common stock in 1994 and 1995. The availability and price of Registrant's common stock, market conditions at the time of purchase and other factors will determine the number of shares actually repurchased.

Registrant will continue to have significant cash requirements for the remainder of 1994, primarily for the increased stock repurchase program and dividends. Registrant expects to meet these requirements with internally generated funds augmented by the proceeds from the new revolving credit and term loan agreement and short-term borrowings when necessary.





                                      (8)

                          PART II - OTHER INFORMATION




Item 1.    Legal Proceedings

           With respect to the action entitled Diane Castano, et al. v. The American Tobacco Company, Inc., et al which was previously reported in Registrant's Form 10-Q for the quarter ended March 31, 1994, Registrant received on May 13, 1994, a first amended complaint which alleges that the defendants have manipulated the amount of nicotine in their cigarettes for the purpose and with the intent of creating and sustaining so-called addictions to those products. Defendants' filed a motion to dismiss the complaint on June 24, 1994.

           Registrant has had only limited involvement with cigarettes. Prior to 1985, Registrant manufactured some cigarette products which had a de minimis market share. From May 1, 1982, to August 1, 1994, Registrant distributed a small volume of imported cigarettes and is indemnified against claims relating to those products. Registrant no longer manufactures, markets, or distributes any cigarette products.

           Registrant believes that this action is without merit, intends to defend it vigorously and does not believe it will result in any material liability to Registrant.


Item 6.    Exhibits and Reports on Form 8-K

           (b)     Reports on Form 8-K

           There were no reports on Form 8-K for the three months ended June 30, 1994.





                                      (9)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      UST Inc.
                                                 -----------------
                                                    (Registrant)





Date   August 12, 1994               /s/ John J. Bucchignano
      ----------------               ----------------------------------------
                                     John J. Bucchignano
                                     Executive Vice President and Chief
                                     Financial Officer (Principal
                                       Financial Officer)






                                     /s/ Robert T. D'Alessandro
                                     ----------------------------------------
                                     Robert T. D'Alessandro
                                     Controller (Principal Accounting Officer)






                                      (10)