Form 10-Q
period 1994-09-30
UST INC
filed 1994-11-10
CIK 811669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended                September 30, 1994
                                    ------------------------------------------

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

         Commission File Number 0-17506
                                -------

                                   UST Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                             06-1193986
         ---------------------------------------                     -------------------
         (State or other jurisdiction of                            (I.R.S. Employer
          incorporation or organization)                             Identification No.)

         100 West Putnam Avenue, Greenwich, Conn.                          06830
         ----------------------------------------                      ------------
         (Address of principal executive offices)                       (Zip Code)

         Registrant's telephone number, including area code:  (203) 661-1100
                                                              --------------

                                     NONE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         ------      ------

    Number of Common shares ($.50 par value) outstanding at September 30,
1994.   200,906,136
        -----------

                                    UST Inc.

                                  (Registrant)


                                     INDEX


                                                                                             Page No.
                                                                                            ---------

Part I.    Financial Information:

            Condensed Consolidated Statement of Financial Position -
              September 30, 1994 and December 31, 1993                                         2

            Condensed Consolidated Statement of Earnings -
              Three and nine months ended September 30, 1994 and 1993                          3

            Condensed Consolidated Statement of Cash Flows -
              Nine months ended September 30, 1994 and 1993                                    4

            Notes to Condensed Consolidated Financial Statements                               5

            Management's Discussion and Analysis of Operations and
              Financial Condition                                                              7


Part II.  Other Information:

            Item 1. Legal Proceedings                                                         10

            Item  6. Exhibits and Reports on Form 8-K                                         11
                     10. Material Contracts
                     27. Financial Data Schedule

            Signatures                                                                        12




                                     (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 (Dollars in thousands, except per share data)

                                                                    September 30,          December 31,
                                                                       1994                      1993
                                                                ------------------         ---------------
ASSETS                                                            (Unaudited)                  (Note)
Current assets
  Cash and cash equivalents                                          $ 38,691                 $ 25,327
  Accounts receivable                                                  69,395                   64,376
  Inventories:
    Leaf tobacco                                                      100,422                   90,742
    Products in process and finished goods                            103,740                  108,117
    Other materials and supplies                                       17,848                   16,776
                                                                     --------                 --------
                                                                      222,010                  215,635
  Prepaid expenses and other current assets                            48,024                   29,658
                                                                     --------                 --------
                          Total current assets                        378,120                  334,996

Property, plant and equipment, net                                    304,679                  309,611
Other asset                                                            57,827                   61,588
                                                                     --------                 --------
                                                                     $740,626                 $706,195
                                                                     ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                              $ 87,935                 $ 62,445
  Income taxes                                                         46,853                   44,197
                                                                     --------                 --------
                          Total current liabilities                   134,788                  106,642

Long-term debt                                                         60,000                   40,000
Deferred income taxes                                                   6,057                    7,955
Postretirement benefits other than pensions                            60,161                   56,782
Other liabilities                                                      32,089                   31,844
                                                                     --------                 --------

                          Total liabilities                           293,095                  243,223

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10  million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 215,128,136 shares in 1994,
     and 213,223,636 shares in 1993.                                  107,564                  106,612
  Additional paid-in capital                                          366,865                  337,842
  Retained earnings                                                   374,847                  255,222
                                                                     --------                 --------
                                                                      849,276                  699,676
  Less cost of shares in treasury - 14,222,000
         shares in 1994 and 8,467,000 shares in 1993                  401,745                  236,704
                                                                     --------                 --------

                          Total stockholders' equity                  447,531                  462,972
                                                                     --------                 --------
                                                                     $740,626                 $706,195
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

See Notes to Condensed Consolidated Financial Statements.





                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three months ended                 Nine months ended
                                                          September 30,                     September 30,
                                                     ----------------------            ----------------------
                                                     1994             1993             1994             1993
                                                     ----             ----             ----             ----
Net sales                                          $310,366         $278,978         $900,948         $823,704
Costs and expenses
  Cost of products sold                              63,983           58,514          181,784          182,144
  Selling, advertising and administrative            80,588           71,612          242,205          217,857
                                                   --------         --------         --------         --------

   Total costs and expenses                         144,571          130,126          423,989          400,001
                                                   --------         --------         --------         --------

Operating income                                    165,795          148,852          476,959          423,703

Other income
  Interest income, net                                  142              741              114            1,415
  Gain on disposal of product line                        -                -                -           35,029
                                                   --------         --------         --------         --------
Earnings before income taxes and
  cumulative effect of accounting changes           165,937          149,593          477,073          460,147

Income taxes                                         65,607           60,890          188,499          178,053
                                                   --------         --------         --------         --------

Earnings before cumulative
  effect of accounting changes                      100,330           88,703          288,574          282,094

Cumulative effect of accounting changes:
  Postretirement benefits other than pensions
  (net of income tax benefit of $18,115)                  -                -                -          (32,690)
  Income taxes                                            -                -                -           12,844
                                                   --------         --------         --------         --------

Net earnings                                       $100,330         $ 88,703         $288,574         $262,248
                                                   ========         ========         ========         ========

Earnings per share:
  Primary earnings before cumulative
  effect of accounting changes                         $.48             $.41            $1.38            $1.30
  Cumulative effect of accounting changes                 -                -                -             (.09)
Net earnings per share:
  Primary                                              $.48             $.41            $1.38            $1.21
  Fully diluted                                        $.48             $.41            $1.38            $1.21

Cash dividends per common share                        $.28             $.24             $.84             $.72

Average number of common and common
  equivalent shares outstanding:
  Primary                                           207,786          215,474          208,878          216,739
  Fully diluted                                     207,786          215,474          209,078          216,786


See Notes to Condensed Consolidated Financial Statements.





                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                     Nine months ended September 30,
                                                                     ------------------------------
                                                                     1994                      1993
                                                                     ----                      ----

OPERATING ACTIVITIES
- - - --------------------
Net cash provided by operating activities                           $313,861                 $312,884

INVESTING ACTIVITIES
- - - --------------------
Purchases of property, plant and equipment, net                      (16,056)                 (45,066)
Net proceeds received from sales of businesses                         1,043                   37,191
                                                                    --------                 --------
         Net cash used in investing activities                       (15,013)                  (7,875)
                                                                    --------                 --------

FINANCING ACTIVITIES
- - - --------------------
Proceeds from long-term debt                                          20,000                        -
Proceeds from the issuance of common stock                            29,975                   23,259
Dividends paid                                                      (170,418)                (150,359)
Common stock repurchased                                            (165,041)                (139,515)
                                                                    --------                 --------

         Net cash used in financing activities                      (285,484)                (266,615)
                                                                    --------                 --------

         Increase in cash and cash equivalents                        13,364                   38,394

         Cash and cash equivalents at beginning of year               25,327                   36,370
                                                                    --------                 --------

         Cash and cash equivalents at end of period                 $ 38,691                 $ 74,764
                                                                    ========                 ========


- - - -----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                     $177,691                 $147,687

   Interest                                                            2,774                      809
- - - -----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.





                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994
                                  (Unaudited)




BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1993.

REPURCHASE OF COMMON STOCK

In June 1994, the Board of Directors approved a new stock repurchase program, authorizing Registrant to repurchase up to 20 million shares of its common stock from time to time in open market or in negotiated transactions for use in connection with benefits and compensation plans and other corporate purposes. This program began in October 1994, upon completion of the prior program.

The prior program provided for the repurchase of up to 40 million shares of Registrant's common stock and had been in effect since January 1, 1990. As of December 31, 1993, 6.4 million shares remained to be repurchased under the previous program. Through September 30, 1994, an additional 5.8 million shares costing $165 million were repurchased.


SHORT-TERM CREDIT FACILITY

During the third quarter, Registrant entered into a $200 million revolving credit and term loan agreement with a group of seven banks which replaced the previous $50 million revolving credit and term loan agreement.

Under the terms of the new agreement, Registrant may borrow funds and elect to pay interest under the "Base Rate", "Competitive Bid" or "Eurodollar" interest rate provisions. The terms of the agreement provide for a three-year revolving line of credit. At Registrant's option, any balance outstanding thereafter may be converted into a three-year term loan. Principal repayments are optional during the revolving credit period, while 36 equal monthly installments are required during the term loan period. Registrant is required to pay a facility fee of 1/10 of 1 percent per annum during the revolving credit period. Certain provisions of this agreement require maintenance of tangible net worth levels as well as certain financial ratios.





                                      (5)

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

In addition, on November 1, 1994, Registrant was named in a complaint entitled McGraw v. The American Tobacco Company, et al., commenced against the major cigarette companies and others by the Attorney General of the State of West Virginia, purportedly on behalf of the State of West Virginia. The complaint asserts "the State spends millions of dollars each year" as a result of "tobacco-related injuries, diseases or sickness" and the action is purportedly brought under West Virginia law to recover compensatory and punitive damages in unspecified amounts as well as certain equitable, declaratory and injunctive relief.

Although the allegations in the McGraw complaint relate mainly to cigarettes and cigarette manufacturers, the complaint does contain several allegations relating to smokeless tobacco products, and some causes of action make reference to "cigarettes and other tobacco products."

As explained above, Registrant has had only limited involvement with cigarettes. Registrant's current percentage share of the West Virginia tobacco business (cigarettes and smokeless tobacco) is relatively small.

Registrant believes this action is without merit, intends to defend it vigorously and does not believe it will result in any material liability to Registrant.





                                      (6)

                                    UST INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (UNAUDITED)




Results of Operations
Third quarter and nine months of 1994 compared with the same periods of 1993

Net sales for the third quarter and nine months increased 11 percent and 9 percent, respectively, as compared with the corresponding periods in the prior year. The Tobacco and Wine segments posted sales gains for both the third quarter and nine-month period while sales for the Other segment were higher in the third quarter but were lower for the nine-month period. Higher selling prices for moist smokeless tobacco was the primary reason for the increase in consolidated net sales. Domestic unit volume for moist smokeless tobacco decreased 0.5 percent for the third quarter and increased 2.1 percent for the nine-month period. Registrant believes that the unit volume comparisons for both the third quarter and nine months to the similar periods in the prior year were unfavorably affected by the national roll-out of two Skoal Long Cut flavors in the second quarter of 1993 and the running of a major moist smokeless tobacco product promotion in the second quarter of 1994 versus the
third quarter in 1993.   Registrant expects the domestic unit volume comparison
for moist smokeless tobacco products to return to a positive level in the fourth quarter. Wine segment sales were higher due to an increase in overall case volume, primarily in the premium category. Other segment sales increased in the third quarter mainly due to volume gains for the entertainment business, while the decrease for the nine-month period was due to the absence of Zig-Zag cigarette papers and related products resulting from the sale of its distribution rights on March 31, 1993.

Cost of products sold increased for the third quarter and was stable for the nine-month period. Both periods included increased costs due to volume gains for the entertainment and wine businesses and higher unit costs for domestic moist smokeless tobacco partially offset by volume declines for other tobacco products. The nine-month period also included higher costs due to volume gains for domestic moist smokeless tobacco which were more than offset by lower unit costs for wine and the absence of Zig-Zag and related products. The overall gross margin percentage increased in both periods mainly due to higher selling prices for domestic moist smokeless tobacco.

Selling, advertising and administrative expenses increased for the Tobacco and Other segments for both the third quarter and nine-month periods. Expenses for the Wine segment increased slightly for the third quarter, but were stable for the nine-month period. Increased selling expenses for the Tobacco segment were directed at the promotion and support of moist smokeless tobacco products, along with higher salaries and related costs for the sales force and support personnel. Increased selling and advertising costs for the Other segment were expended to support new products and markets. Administrative and other expenses increased in both periods due to higher salary and related costs, increased spending in other areas and the absence of a gain recorded on the sale of a European facility in 1993. The nine-month period was also unfavorably affected by the absence of gains recorded on the sale of corporate investments in 1993.





                                      (7)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


Registrant recorded net interest income in both periods as interest income from cash equivalent investments exceeded interest expense on short-term borrowings and long-term debt.

Net earnings for the third quarter and nine-month period increased 13 percent and 10 percent, respectively, over the corresponding periods in the prior year. Primary earnings per share increased 17 percent for the third quarter and 14 percent for the nine-month period.

The comparison of earnings per share for the first nine months of 1994 to the similar period in 1993 was adversely affected by 3 cents per share due to several events which occurred during 1993. On March 31, 1993 Registrant sold its distribution rights for Zig-Zag cigarette papers and related products which resulted in an after-tax gain of $22 million, or 10 cents per share. This gain was offset by the adoption of Statement of Financial Accounting Standards
(SFAS) No. 106 and SFAS No. 109, which reduced primary earning per share by 9 cents for the first nine months of 1993. In addition, operating results for the first nine months of 1994 do not include Zig-Zag and related products amounting to 2 cents per share.

The Clinton Administration's Health Security Act proposed an increase in the federal excise tax on moist snuff from 36 cents per pound to $12.86 per pound. Registrant believes that this proposal, along with other proposals containing increases in the federal excise tax, will not be acted on by the end of the 103rd Congress. Similar proposals will likely be considered in 1995. Registrant is not able to predict the amount, if any, by which the federal excise tax rate may increase, or assess the future effect that any such increase may have on the sale of its tobacco products.



Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1993

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. A primary use of cash in operations was for purchases of leaf tobacco of $52.5 million, which was higher than amounts expended in the corresponding period of the prior year.
Registrant anticipates that additional purchases of leaf tobacco will not be significant for the remainder of 1994.

Net cash used in investing activities for the nine-month period of 1994 was for the purchase of property plant and equipment. Registrant expects the 1994 capital program to approximate $29 million.

Net cash used in financing activities were amounts expended for dividends and the stock repurchase program. Amounts expended for the stock repurchase program were slightly higher than in the corresponding period of the prior year. Registrant expects that total funds allocated to the stock repurchase program in 1994 from operations and increased borrowing will be higher than amounts expended in 1993.





                                      (8)

MANAGEMENT'S DISCUSSION AND ANALYSIS  OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


Registrant had $60 million outstanding on its $200 million revolving credit and term loan agreement at September 30, 1994 of which $20 million was borrowed during the first nine months of 1994. (See Notes to Condensed Consolidated Financial Statements). In October 1994, Registrant borrowed an additional $25 million under this credit facility and used the funds to repurchase additional shares of its common stock. Registrant expects to continue to use funds available under its credit facility to repurchase additional shares of its common stock during the remainder of 1994 and in 1995. The availability and price of Registrant's common stock, market conditions at the time of purchase and other factors will determine the number of shares actually repurchased.

Registrant will continue to have significant cash requirements for the remainder of 1994, primarily for the increased stock repurchase program and dividends. Registrant expects to meet these requirements with internally generated funds augmented by the proceeds from the new revolving credit and term loan agreement and short-term borrowings when necessary.





                                      (9)

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

                 In Allman v. Philip Morris, Inc., et al. (Case No. 94-0504-IEG
                 (CM)), by Order dated September 21, 1994, the U.S. District Court, Southern District of California, dismissed the Amended Complaint, with prejudice, as to all defendants, including Registrant, on the grounds that it failed to state a cause of action under the Racketeer Influenced and Corrupt Organizations Act ("RICO").

                 On October 7, 1994, plaintiffs filed a Notice of Appeal and Civil Appeal Docketing Statement.

                 On November 1, 1994, Registrant was named in a complaint entitled McGraw v. The American Tobacco Company, et al. (Civil Action No. 94-1707 Circuit Court of Kanawha County, West Virginia), commenced against the major cigarette companies and others by the Attorney General of the State of West Virginia, purportedly on behalf of the State of West Virginia. The complaint asserts that "the State spends millions of dollars each year" as a result of "tobacco-related injuries, diseases or sickness" and the action is purportedly brought under West Virginia law to recover damages to reimburse the State for the expenditures made and for such other relief as equitably may be obtained.

                 The complaint asserts causes of action for restitution and unjust enrichment, common law public nuisance, negligent performance of a voluntary undertaking, fraud, intentional misrepresentation, conspiracy and concert of action, aiding and abetting, and violations of the West Virginia General Consumer Protection and Antitrust Acts, and seeks compensatory and punitive damages in unspecified amounts as well as certain equitable, declaratory and injunctive relief. Although the allegations in the McGraw complaint relate mainly to cigarettes and cigarette manufacturers, the complaint does contain several allegations relating to smokeless tobacco products, and some causes of action make reference to "cigarettes and other tobacco products."

                 Registrant has had only limited involvement with cigarettes. Prior to 1985, Registrant manufactured some cigarette products which had a de minimis market share, and Registrant is indemnified for the small volume of imported cigarettes which it distributed up and until August 1, 1994. Registrant's current percentage share of the West Virginia tobacco business (cigarettes and smokeless tobacco) is relatively small.

                 Registrant believes this action is without merit, intends to defend it vigorously and does not believe it will result in any material liability to Registrant.





                                      (10)

Item 6.          Exhibits  and Reports on Form 8-K

                 (a)      Exhibits

                 10. $200,000 Revolving Credit and Term Loan Agreement dated as of August 15, 1994 among UST Inc. (the "Borrower"), The Bank of Nova Scotia, Fleet Bank, N.A., Shawmut Bank Connecticut, N.A., Toronto - Dominion Bank (New York), Inc., Union Trust Company and Wachovia Bank of Georgia, N.A. (the "Banks") and Bank of Boston Connecticut, as Agent.


                 27.      Financial Data Schedule


                 (b)      Reports on Form 8-K

                 There were no reports on Form 8-K for the three months ended September 30, 1994.





                                      (11)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    UST Inc.
                                                  ------------
                                                  (Registrant)





Date  November 10, 1994                 /s/ John J. Bucchignano
      -----------------                 -------------------------------------
                                        John J. Bucchignano
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer)





                                        /s/ Robert T. D'Alessandro
                                        -------------------------------------
                                        Robert T. D'Alessandro
                                        Controller (Principal Accounting
                                        Officer)





                                      (12)

                                EXHIBIT INDEX


10. $200,000 Revolving Credit and Term Loan Agreement dated as of August 15, 1994 among UST Inc. (the "Borrower"), The Bank of Nova Scotia, Fleet Bank, N.A., Shawmut Bank Connecticut, N.A., Toronto - Dominion Bank (New York), Inc., Union Trust Company and Wachovia Bank of Georgia, N.A. (the "Banks") and Bank of Boston Connecticut, as Agent.


27.      Financial Data Schedule