Form 10-K405
period 1994-12-31
UST INC
filed 1995-03-03
CIK 811669

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-17506

                                    UST INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     06-1193986
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

              100 WEST PUTNAM AVENUE, GREENWICH, CONNECTICUT       06830
                 (Address of principal executive offices)        (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (203) 661-1100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                        WHICH REGISTERED
        -------------------                    ------------------------
   COMMON STOCK -- $.50 PAR VALUE               NEW YORK STOCK EXCHANGE
                                                PACIFIC STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                ----------------
                                (TITLE OF CLASS)

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

     AS OF FEBRUARY 15, 1995, THE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, HELD BY NON-AFFILIATES OF REGISTRANT (WHICH FOR THIS PURPOSE DOES NOT INCLUDE DIRECTORS OR OFFICERS) WAS $5,720,449,710.

     AS OF FEBRUARY 15, 1995, THERE WERE 195,940,336 SHARES OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

      CERTAIN SECTIONS OF UST ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 AND FILED AS AN EXHIBIT AS REQUIRED BY ITEM
      601(B)(13) OF REGULATION S-K .............................. PARTS I & II
      CERTAIN PAGES OF UST 1995 NOTICE OF ANNUAL MEETING AND PROXY
      STATEMENT ................................................. PART III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     UST Inc. was formed on December 23, 1986 as a Delaware corporation. Pursuant to a reorganization approved by stockholders at the 1987 Annual Meeting, United States Tobacco Company (originally incorporated in 1911) became a wholly owned subsidiary of UST Inc. on May 5, 1987. UST Inc., through its subsidiaries (collectively "Registrant" unless the context otherwise requires), is engaged in manufacturing and marketing consumer products in the following industry segments:

          Tobacco Products: Registrant's primary activities are manufacturing and marketing smokeless tobacco (snuff and chewing tobacco) and marketing other tobacco products.

          Wine: Registrant produces and markets wine.

          Other: The international and video entertainment operations as well as certain miscellaneous businesses are included in this segment. Registrant also produces or imports and markets certain other products such as smokers' accessories and operates certain commercial agricultural properties.

INDUSTRY SEGMENT DATA

     Registrant hereby incorporates by reference the Consolidated Industry Segment Data pertaining to the years 1992 through 1994 set forth on page 32 of its Annual Report to stockholders for the fiscal year ended December 31, 1994 ("Annual Report"), which page is included as Exhibit 13.1.

                                TOBACCO PRODUCTS

PRINCIPAL PRODUCTS

     Registrant's principal smokeless tobacco products and brand names are as follows:

          Moist -- COPENHAGEN, SKOAL LONG CUT, SKOAL, SKOAL BANDITS

          Dry -- BRUTON, CC, RED SEAL

          Chewing -- WB CUT

     It has been claimed that the use of tobacco products may be harmful to health. To the best of Registrant's knowledge, unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on electronic media. A federal excise tax was imposed in 1986, which was increased in 1991 and 1993. The Health Security Act announced by the Clinton Administration in 1993 sought, inter alia, a significant federal excise tax increase on moist smokeless and other tobacco products. Also, in recent years, proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase of federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 1995. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 1995. Registrant is unable to assess the future effects these various actions may have on its tobacco business.

RAW MATERIALS

     Except as noted below, raw materials essential to Registrant's business are generally purchased in domestic markets under competitive conditions.

     In 1994, Registrant increased its purchases of dark fired, burley and dark air cured tobaccos ("tobacco") primarily from domestic sources. In 1994 purchases from foreign suppliers declined, and continued to decline as a percentage of total tobacco purchased. Such foreign suppliers were located in Canada and Italy. Various factors, including a failure of domestic tobacco production to continue to increase, may require Registrant to purchase additional amounts of tobacco from foreign sources in order to meet future requirements. Tobaccos used in the manufacture of smokeless tobacco products must be processed and aged by Registrant for a period of two to four years prior to their use.

     Registrant or its suppliers purchase certain flavoring components used in Registrant's tobacco products from foreign sources.

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

WORKING CAPITAL

     The principal portion of Registrant's operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for manufacturing of smokeless tobacco products, and its need to age and cure certain of these tobaccos for periods of up to four years prior to use.

CUSTOMERS

     Registrant markets tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 31% of Registrant's gross sales of tobacco products are made to five customers, one of which accounts for more than 10% of Registrant's consolidated revenue. Registrant has maintained satisfactory relationships with these customers for many years.

COMPETITIVE CONDITIONS

     The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than Registrant and many smaller ones. The larger companies concentrate on the manufacture and marketing of cigarettes; one also manufactures and markets smokeless tobacco products. Registrant is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, Registrant competes actively with both larger and smaller companies in the marketing of its tobacco products. Registrant's principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, price, product recognition and distribution.

                                      WINE

     Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 49% of Registrant's wine sales are made to nine distributors, no one of which accounts for more than 22% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

     It has been claimed that the use of alcohol beverages may be harmful to health. To the best of Registrant's knowledge, unresolved controversy continues to exist among scientists concerning the claims made about alcohol beverages and health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, inter alia, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 1995. Also in recent years, increased regulation of alcohol beverages by various states included, inter alia, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 1995. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

     Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located primarily in Washington State. Grape harvest yields experienced by Registrant and throughout Washington State in 1994 continue to be adequate to meet requirements for premium varietal wines. From time to time adverse weather conditions have significantly affected grape harvests from Washington State. Should any vineyards be destroyed as a result of such conditions, new vineyards generally require five to six years to provide full yields. At the present time, Registrant has no reason to believe that its future raw material requirements for its wine products will not be satisfied.

     Registrant's principal competition comes from many larger, well-established national companies, as well as many smaller wine producers. Registrant's principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Registrant is a minor factor in the total nationwide business of producing wines.

     Registrant concentrates its marketing efforts on premium varietal table wines and sparkling wines. The future of Registrant's wine business will be dependent on sales, price and volume growth for premium varietal wines, the success of new products and adequate grape harvest yields from Washington State.

                                     OTHER

     Included in this segment for 1994 are the international operations, video entertainment business, pipes, smokers' accessories, agricultural properties and a majority interest in a company that develops and markets equipment used in filmmaking. None of the above, singly, constitutes a material portion of Registrant's operations.

                        ADDITIONAL BUSINESS INFORMATION

CUSTOMERS

     In 1994 sales to McLane Co. Inc., a national distributor, exceeded 10% of Registrant's consolidated revenue.

ENVIRONMENTAL REGULATIONS

     Registrant does not believe that compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment will have a material effect upon the capital expenditures, earnings or competitive position of Registrant.

NUMBER OF EMPLOYEES

     Registrant's average number of employees during 1994 was 3,817.

TRADEMARKS

     Registrant markets consumer products under a large number of trademarks. All of the significant trademarks either have been registered or applications therefor are pending with the United States Patent and Trademark Office.

SEASONAL BUSINESS

     No material portion of the business of any industry segment of Registrant is seasonal.

ORDERS

     Backlog of orders is not a material factor in any industry segment of Registrant.

ITEM 2 -- PROPERTIES

     Set forth below is information concerning principal facilities and real properties of Registrant.

                                        BUILDINGS
                                           IN
                                       APPROXIMATE
                LOCATION               SQUARE FEET                  ACTIVITIES
                --------               -----------   -----------------------------------------
Headquarters:

       Greenwich, Connecticut........    160,000     Executive, sales and general offices in
                                                     several buildings.

Tobacco Facilities:

       Nashville, Tennessee..........    900,000     Office and manufacturing plants for moist
                                                     and dry smokeless tobacco products,
                                                     plastic injection molding operation for
                                                     production of cans and lids,
                                                     manufacturing engineering department,
                                                     research and development laboratory and
                                                     warehouse for distribution of various
                                                     products.

       Hopkinsville, Kentucky........    635,000     Office and plants and warehouses for
                                                     tobacco leaf handling, processing and
                                                     storage and for manufacture of dry flour
                                                     for smokeless tobacco products.

       Franklin Park, Illinois.......    425,000     Office and manufacturing plant for moist
                                                     smokeless tobacco products, fiberboard
                                                     can operations and warehouse for
                                                     distribution of various products.

Wine Facilities:

       Paterson, Washington..........    410,000     Winery, distribution and storage
                                                     facility, office and retail shop.

       Woodinville, Washington.......    195,000     Winery, distribution and storage
                                                     facility, executive and sales offices and
                                                     retail shop.

       Roosevelt, Washington.........     70,000     Winery and storage facility.

                                          LAND
                                           IN
                                       APPROXIMATE
                LOCATION                  ACRES                     ACTIVITIES
                --------               -----------   -----------------------------------------
Yakima, Benton and Island Counties,
  Washington.........................      3,351     Vineyards.

Benton County, Washington............     18,494     Other, including agricultural properties.

     Such principal properties in Registrant's industry segments were utilized only in connection with Registrant's business operations. Registrant believes that the above properties at December 31, 1994 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity.

     All principal properties are owned in fee by Registrant.

ITEM 3 -- LEGAL PROCEEDINGS

     Registrant has been named in certain litigation against the major cigarette companies and others seeking damages relating to the usage of cigarettes and, in certain of the complaints, "tobacco products", one of which contains several allegations relating to smokeless tobacco products, including:

     -- Norma R. Broin, et al. v. Philip Morris Companies, Inc. et al., Case
No.: 91-49738 CA (22), Circuit Court, 11th Judicial Circuit, Dade County, Florida, served on or about January 17, 1992. Purported class action on behalf of flight attendants seeking $5 billion in punitive damages and unspecified compensatory damages as a result of exposure to environmental tobacco smoke on airplanes; on December 12, 1994, the Circuit Court entered an order granting certification of the class, which defendants have appealed.

     -- John G. Allman, et al. v. Philip Morris, Inc., et al., Case No.:
94-0504-IEG (CM), U.S. District Court, Southern District of California, served on or about April 6, 1994. Purported class action on behalf of persons who have smoked defendants' cigarettes, became "addicted" and purchased, or would be purchasing in the future, nicotine patches, seeking unspecified damages for various alleged violations including allegations of a conspiracy to withhold information about the claimed effects of cigarette smoking; the court has dismissed with prejudice the plaintiffs' complaint and the parties to this action have entered into a stipulation dismissing with prejudice plaintiffs' appeal of this decision.

     -- Diane Castano, et al. v. The American Tobacco Company, Inc., et al., Case No.: 94-1044 "B" (3), U.S. District Court, Eastern District of Louisiana, served on or about May 12, 1994. Purported class action on behalf of "nicotine dependent" persons who have smoked defendants' cigarettes, seeking unspecified damages as a result of defendants' alleged manipulation of the levels of nicotine in their cigarettes for the purpose of "addicting" consumers. On February 17, 1995, the Court entered an order granting certification of the class "only in regard to the liability issues of fraud, breach of warranty (express or implied), intentional tort, negligence, strict liability and consumer protection and punitive damages issues." The Court denied certification of the class in regard to the issues of injury-in-fact, proximate cause, reliance, affirmative defenses, compensatory damages and medical monitoring.

     -- McGraw v. The American Tobacco Company, et al., Civil Action No. 94-1707, Circuit Court of Kanawha County, West Virginia, served on or about November 1, 1994. Action purportedly on behalf of the State of West Virginia seeking unspecified damages and other relief as reimbursement for amounts allegedly spent by the state as a result of "tobacco-related injuries, diseases or sickness"; several allegations relate to smokeless tobacco products.

     Except for the Allman action which has been dismissed with prejudice, each of these actions is in varying stages of pretrial activities.

     Registrant believes that these pending litigation matters will not result in any material liability for a number of reasons, including the fact that Registrant has had only limited involvement with cigarettes and Registrant's current percentage of total tobacco industry sales is relatively small. Prior to 1986, Registrant manufactured some cigarette products which had a de minimis market share. From May 1, 1982 to August 1, 1994, Registrant distributed a small volume of imported cigarettes and is indemnified against claims relating to those products.

     Registrant also believes that these actions are without merit and intends to defend them vigorously.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of February 15, 1995 is set forth below:

                  NAME                                        OFFICE                      AGE
- ----------------------------------------  ----------------------------------------------  ---
Robert E. Barrett.......................  Executive Vice President                         56
John J. Bucchignano.....................  Executive Vice President and Chief Financial
                                          Officer                                          47
Vincent A. Gierer, Jr...................  Chairman of the Board, Chief Executive Officer
                                          and President                                    47
Harry W. Peter III......................  Executive Vice President                         55
Joseph R. Taddeo........................  Executive Vice President                         50
Richard H. Verheij......................  Senior Vice President and General Counsel        36

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

     Mr. Verheij has served as Senior Vice President and General Counsel since December 1, 1994. Mr. Verheij served as Senior Vice President and Associate General Counsel from April 4, 1994 to November 30, 1994, as Vice President and Associate General Counsel from December 17, 1992 to April 3, 1994, as Assistant General Counsel from January 1, 1991 to December 16, 1992 and as Senior Corporate Counsel from October 1, 1988 to December 31, 1990. Mr. Verheij has been employed by Registrant since November 24, 1986.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant hereby incorporates by reference the information with respect to the market for its common stock, $.50 par value ("Common Stock"), and related security holder matters set forth on pages 30 and 31 of its Annual Report, which pages are included herein as Exhibit 13.2. Registrant's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. As of February 15, 1995, there were approximately 13,065 stockholders of record of its Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

     Registrant hereby incorporates by reference the Consolidated Selected Financial Data set forth on pages 46 and 47 of its Annual Report, which pages are included herein as Exhibit 13.3.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Registrant hereby incorporates by reference the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 24-31 of its Annual Report, which pages are included herein as Exhibit 13.4.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Registrant hereby incorporates by reference the information contained in the financial statements, including the notes thereto set forth on pages 32-45 of its Annual Report, which pages are included herein as Exhibit 13.5.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1995 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth above following Item 4 of this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 1995 Annual Meeting and Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1995 Annual Meeting and Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference certain transactions with directors and information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 1995 Annual Meeting and Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a) Documents filed as part of this Report:

          (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

           3.1    -- Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March
                     31, 1992.
           3.2    -- By-Laws adopted on December 23, 1986, incorporated by reference to
                     Exhibit 3.2 to Form S-4 Registration Statement filed on March 20,
                     1987.
          10.1*   -- Employment Agreement dated October 1, 1990 between UST and Joseph R.
                     Taddeo, an Executive Officer, incorporated by reference to Exhibit
                     10.1 to Form 10-Q for the quarter ended September 30, 1990.
          10.2*   -- Form of Employment Agreement dated October 20, 1986 between United
                     States Tobacco Company (subsequently assumed by UST) and Vincent A.
                     Gierer, Jr., an Executive Officer, incorporated by reference to
                     Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
          10.3*   -- Employment Agreement dated December 1, 1993 between UST and John J.
                     Bucchignano, an Executive Officer, incorporated by reference to
                     Exhibit 10.3 to Form 10-K for the fiscal year ended December 31,
                     1993.
          10.4*   -- Form of Severance Agreement dated October 27, 1986 between United
                     States Tobacco Company (subsequently assumed by UST) and nonexecutive officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1990.
          10.5*   -- 1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement filed on
                     April 14, 1989.
          10.6*   -- 1992 Stock Option Plan, effective as of May 5, 1992, incorporated by reference to Appendix A to the UST 1992 Notice of Annual Meeting and
                     Proxy Statement dated March 27, 1992.
          10.7*   -- Incentive Compensation Plan, as restated as of January 1, 1994, incorporated by reference to Exhibit 10.7 for Form 10-K for the fiscal year ended December 31, 1993.
          10.8*   -- Officers' Supplemental Retirement Plan, as restated as of December 1,
                     1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
          10.9    -- Nonemployee Directors' Retirement Plan, effective as of January 1,
                     1988, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1992.
          10.10   -- Directors' Supplemental Medical Plan, amended and restated as of
                     February 16, 1995.
          13.1    -- Industry Segment Data pertaining to the years 1992 through 1994.
          13.2    -- Market for Registrant's Common Equity and Related Stockholder
                     Matters.
          13.3    -- Selected Financial Data.
          13.4    -- Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.
          13.5    -- Financial Statements and Supplementary Data.

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K -- (CONTINUED)

          21.1    -- Subsidiaries of UST.
          23.1    -- Consent of Independent Auditors.
          27.1    -- Financial Data Schedule.

     (b) No current reports on Form 8-K were filed during the fourth quarter of Registrant's most recent fiscal year.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.

                                 SIGNATURE PAGE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            UST Inc.
Date: February 16, 1995
                                            By:      VINCENT A. GIERER, JR.
                                              ----------------------------------
                                                    VINCENT A. GIERER, JR.
                                                 CHAIRMAN OF THE BOARD, CHIEF
                                                           EXECUTIVE
                                                    OFFICER AND PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                       Chairman of the Board,
                       Chief Executive Officer
                      and President (Principal
February 16, 1995        Executive Officer)                  VINCENT A. GIERER, JR.
                                                   -------------------------------------------
                                                             VINCENT A. GIERER, JR.
                      Executive Vice President
                         and Chief Financial
                               Officer
                        (Principal Financial
February 16, 1995             Officer)                         JOHN J. BUCCHIGNANO
                                                   -------------------------------------------
                                                               JOHN J. BUCCHIGNANO
                             Controller
                        (Principal Accounting
February 16, 1995             Officer)                       ROBERT T. D'ALESSANDRO
                                                   -------------------------------------------
                                                             ROBERT T. D'ALESSANDRO

February 16, 1995         Chairman Emeritus                      LOUIS F. BANTLE
                                                   -------------------------------------------
                                                                 LOUIS F. BANTLE

February 16, 1995             Director                         JOHN J. BUCCHIGNANO
                                                   -------------------------------------------
                                                               JOHN J. BUCCHIGNANO

February 16, 1995             Director                           JAMES W. CHAPIN
                                                   -------------------------------------------
                                                                 JAMES W. CHAPIN

February 16, 1995             Director                       EDWARD H. DEHORITY, JR.
                                                   -------------------------------------------
                                                             EDWARD H. DEHORITY, JR.

February 16, 1995       Chairman of the Board                VINCENT A. GIERER, JR.
                                                   -------------------------------------------
                                                             VINCENT A. GIERER, JR.

February 16, 1995             Director                             P.X. KELLEY
                                                   -------------------------------------------
                                                                   P.X. KELLEY

February 16, 1995             Director                          ALBERT H. LEADER
                                                   -------------------------------------------
                                                                ALBERT H. LEADER

February 16, 1995             Director                           RALPH L. ROSSI
                                                   -------------------------------------------
                                                                 RALPH L. ROSSI

February 16, 1995             Director                          SPENCER R. STUART
                                                   -------------------------------------------
                                                                SPENCER R. STUART

February 16, 1995             Director                          JOSEPH R. TADDEO
                                                   -------------------------------------------
                                                                JOSEPH R. TADDEO

February 16, 1995             Director                           JOHN P. WARWICK
                                                   -------------------------------------------
                                                                 JOHN P. WARWICK

                                 EXHIBIT INDEX

 3.1     -- Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
 3.2     -- By-Laws adopted on December 23, 1986, incorporated by reference to Exhibit 3.2 to
            Form S-4 Registration Statement filed on March 20, 1987.
10.1*    -- Employment Agreement dated October 1, 1990 between UST and Joseph R. Taddeo, an
            Executive Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1990.
10.2*    -- Form of Employment Agreement dated October 20, 1986 between United States Tobacco
            Company (subsequently assumed by UST) and Vincent A. Gierer, Jr., an Executive
            Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.3*    -- Employment Agreement dated December 1, 1993 between UST and John J. Bucchignano, an
            Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1993.
10.4*    -- Form of Severance Agreement dated October 27, 1986 between United States Tobacco
            Company (subsequently assumed by UST) and nonexecutive officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1990.
10.5*    -- 1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to
            Exhibit 4.1 to Form S-8 Registration Statement filed on April 14, 1989.
10.6*    -- 1992 Stock Option Plan, effective as of May 5, 1992, incorporated by reference to
            Appendix A to the UST 1992 Notice of Annual Meeting and Proxy Statement dated March
            27, 1992.
10.7*    -- Incentive Compensation Plan, as restated as of January 1, 1994, incorporated by reference to Exhibit 10.7 for Form 10-K for the fiscal year ended December 31,
            1993.
10.8*    -- Officers' Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended
            December 31, 1992.
10.9     -- Nonemployee Directors' Retirement Plan, effective as of January 1, 1988, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended
            December 31, 1992.
10.10    -- Directors' Supplemental Medical Plan amended and restated as of February 16, 1995.
13.1     -- Industry Segment Data pertaining to the years 1992 through 1994.
13.2     -- Market for Registrant's Common Equity and Related Stockholder Matters.
13.3     -- Selected Financial Data.
13.4     -- Management's Discussion and Analysis of Financial Condition and Results of
            Operations.
13.5     -- Financial Statements and Supplementary Data.
21.1     -- Subsidiaries of UST.
23.1     -- Consent of Independent Auditors.
27.1     -- Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.