Form 10-Q
period 1995-03-31
UST INC
filed 1995-05-11
CIK 811669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For quarterly period ended                March 31, 1995

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

                                              NONE
                       (Former name, former address and former fiscal year,
                                if changed since last report.)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                        ---------    ---------

    Number of Common shares ($.50 par value) outstanding at March 31, 1995. 195,660,936

                                    UST Inc.

                                  (Registrant)

                                     INDEX


                                                                                  Page No.
                                                                                  --------
Part I.  Financial Information:

             Condensed Consolidated Statement of Financial Position -
                 March 31, 1995 and December 31, 1994                                2

             Condensed Consolidated Statement of Earnings -
                 Three months ended March 31, 1995 and 1994                          3

             Condensed Consolidated Statement of Cash Flows -
                 Three months ended March 31, 1995 and 1994                          4

             Notes to Condensed Consolidated Financial Statements                    5

             Management's Discussion and Analysis of Operations and
                 Financial Condition                                                 6


Part II.  Other Information:

             Item 1. Legal Proceedings                                               8

             Item 4. Submission of Matters to a Vote of Security Holders             8

             Item 6. Exhibits and Reports on Form 8-K                                8
                       27.  Financial Data Schedule

             Signatures                                                              9





                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 (Dollars in thousands, except per share data)

                                                           March 31,          December 31,
                                                             1995                 1994
                                                          -----------         ------------
                                                          (Unaudited)            (Note)
ASSETS
Current assets
  Cash and cash equivalents                                $ 50,167             $ 50,718
  Accounts receivable                                        63,119               65,883
  Inventories:
    Leaf tobacco                                            145,723              104,313
    Products in process and finished goods                  112,375              115,261
    Other materials and supplies                             17,813               18,146
                                                           --------             --------
                                                            275,911              237,720
  Prepaid expenses and other current assets                  34,312               27,616
                                                           --------             --------
                          Total current assets              423,509              381,937

  Property, plant and equipment, net                        302,886              305,885
  Other assets                                               52,055               53,414
                                                           --------             --------
                                                           $778,450             $741,236
                                                           ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                    $ 78,381             $104,558
  Income taxes                                              105,370               56,197
                                                           --------             --------
                          Total current liabilities         183,751              160,755

Long-term debt                                              125,000              125,000
Deferred income taxes                                         3,880                5,065
Postretirement benefits other than pensions                  62,655               61,286
Other liabilities                                            27,663               27,461
                                                           --------             --------
                          Total liabilities                 402,949              379,567

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 200,959,136 shares in 1995,
     and 200,343,636 shares in 1994.                        100,480              100,172
  Additional paid-in capital                                353,590              343,390
  Retained earnings                                          69,266               33,713
                                                           --------             --------
                                                            523,336              477,275
  Less cost of shares in treasury - 5,298,200
      shares in 1995 and 4,233,200 shares in 1994           147,835              115,606
                                                           --------             --------

                          Total stockholders' equity        375,501              361,669
                                                           --------             --------
                                                           $778,450             $741,236
                                                           ========             ========

Note: The statement of financial position at December 31, 1994 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.





                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                    Three months ended March 31,
                                                   -----------------------------
                                                     1995               1994
                                                     ----               ----
Net sales                                          $306,097           $280,379
Costs and expenses
  Cost of products sold                              56,606             54,401
  Selling, advertising and administrative            85,865             79,347
  Interest expense (income), net                        940                (13)
                                                   --------           --------
  Total costs and expenses                          143,411            133,735
                                                   --------           --------

Earnings before income taxes                        162,686            146,644

Income taxes                                         63,453             57,886
                                                   --------           --------

Net earnings                                       $ 99,233           $ 88,758
                                                   ========           ========


Net earnings per share:
  Primary                                              $.49               $.42
  Fully diluted                                        $.49               $.42


Cash dividends per common share                    $.32 1/2               $.28

Average number of common and common
  equivalent shares outstanding:

  Primary                                           201,219            210,360
  Fully diluted                                     201,774            210,360





See Notes to Condensed Consolidated Financial Statements.





                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                    Three months ended March 31,
                                                                    ----------------------------
                                                                       1995              1994
                                                                       ----              ----
OPERATING ACTIVITIES
- --------------------
Net cash provided by operating activities                           $ 90,029           $120,601

INVESTING ACTIVITIES
- --------------------
Purchases of property, plant and equipment, net                       (5,179)            (5,561)
                                                                    --------           --------

         Net cash used in investing activities                        (5,179)            (5,561)
                                                                    --------           --------

FINANCING ACTIVITIES
- --------------------
Proceeds from the issuance of common stock                            10,508              6,873
Dividends paid                                                       (63,680)           (57,098)
Common stock repurchased                                             (32,229)           (47,355)
                                                                    --------           --------
         Net cash used in financing activities                       (85,401)           (97,580)
                                                                    --------           --------

         (Decrease) increase in cash and cash equivalents               (551)            17,460

         Cash and cash equivalents at beginning of year               50,718             25,327
                                                                    --------           --------
         Cash and cash equivalents at end of period                 $ 50,167           $ 42,787
                                                                    ========           ========


- -----------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                       $12,095            $8,197
   Interest                                                             1,758               635
- -----------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.





                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                  (Unaudited)




BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1994.

REPURCHASE OF COMMON STOCK

During 1995, Registrant continued its program to repurchase a portion of its outstanding common stock, up to a maximum of twenty million shares. As of December 31, 1994, 4.2 million shares were repurchased under the current program. Through March 31, 1995 an additional 1.1 million shares costing $32.2 million were repurchased.

CONTINGENCIES

Registrant has been named in certain litigation against the major cigarette companies and others seeking damages relating to the usage of cigarettes and, in certain of the complaints, "tobacco products," one of which contains several allegations relating to smokeless tobacco products. Registrant believes that these pending litigation matters will not result in any material liability for a number of reasons, including the fact that Registrant has had only limited involvement with cigarettes and Registrant's current percentage of total tobacco industry sales is relatively small. Prior to 1986, Registrant manufactured some cigarette products which had a de minimis market share. From May 1, 1982 to August 1, 1994, Registrant distributed a small volume of imported cigarettes and is indemnified against claims relating to those products. Registrant also believes that these actions are without merit and intends to defend them vigorously.





                                      (5)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (UNAUDITED)



Results of Operations
First quarter 1995 compared
with the first quarter of 1994

Net sales for the first quarter were $306.1 million, a 9 percent increase over the corresponding period in the prior year. The Tobacco, Wine and Other segments posted sales gains for the first quarter. Higher selling prices for moist smokeless tobacco was the primary reason for the increase in consolidated net sales. Domestic unit volume for moist smokeless tobacco decreased 0.3 percent for the first quarter as compared with the similar 1994 period. Registrant believes that the domestic moist unit volume comparison for the first quarter of 1995 to the similar period in the prior year was unfavorably affected by distributor inventory build-up in December, 1994. Wine segment sales were higher due to an increase in case volume for premium wine while Other segment sales increased due to volume gains for the entertainment business.

Cost of products sold increased for the first quarter due to volume gains for the entertainment business and wine and higher unit costs for domestic moist smokeless tobacco. The overall gross margin percentage increased in the first quarter mainly due to higher selling prices for domestic moist smokeless tobacco.

Selling, advertising and administrative expenses increased for the Tobacco and Other segments and remained stable for the Wine segment. Increased selling and advertising expenses in the Tobacco segment were for the promotion and support of moist smokeless tobacco products, while costs in the Other segment were expended to support new products and markets. Administrative and other expenses increased for the first quarter due to higher salary and related costs and increased spending in other areas.

Registrant incurred net interest expense as interest expense on borrowings exceeded income from cash equivalent investments.

Net earnings and primary earnings per share increased 12 percent and 17 percent, respectively, over the corresponding period in the prior year.

The Clinton Administration introduced the Health Security Act during the 103rd Congress, which among other things proposed a significant federal excise tax increase on all tobacco products, including moist snuff. This proposal failed in 1994. Registrant expects some form of Health Care debate during the 104th Congress and will vigorously oppose any proposed increase in the federal excise tax on its tobacco products. Registrant is not able to predict the amount, if any, by which the federal excise tax rate may increase, or assess the future effect that any such increase may have on its tobacco business.





                                      (6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1994

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The decrease in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to a reduction in accounts payable and accrued expenses. A primary use of cash in operations was for purchases of leaf tobacco of $55.2 million, which were higher than amounts expended in the corresponding period in the prior year. Registrant anticipates total leaf tobacco purchases for 1995 will exceed amounts purchased in 1994 which reflects Registrant's plan to maintain a higher level of leaf tobacco inventory.

Net cash used in investing activities for the first quarter of 1995 was for the purchase of property, plant and equipment. Registrant expects the 1995 capital program to approximate $52 million.

Net cash used in financing activities were amounts expended for dividends and the stock repurchase program. Amounts expended for the stock repurchase program were significantly lower than the corresponding period in the prior year. Registrant expects that total funds allocated to the stock repurchase program in 1995 will be significantly lower than amounts expended in 1994. Availability of funds and market prices will determine the number of shares actually repurchased, as well as whether additional long-term borrowings will be utilized for the repurchase program.

Registrant will continue to have significant cash requirements for the remainder of 1995, primarily for dividends and the stock repurchase program. Registrant expects to meet these requirements with internally generated funds augmented by short-term borrowings when necessary.





                                      (7)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          In McGraw v. The American Tobacco Company, et al. (Civil Action No. 94-1707), Circuit Court of Kanawha County, West Virginia, on May 3, 1995, following a hearing, Judge Berger granted defendants' motion to dismiss counts one through six and nine and ten, and denied plaintiff's motion to add state agencies as plaintiffs. Defendants have filed motions to dismiss counts seven and eight of the Complaint that allege, respectively, antitrust and consumer protection law violations. The court has not yet ruled on these motions.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)    The 1995 Annual Meeting of Stockholders was held on May 2, 1995.


         (c)    Matters voted upon at the meeting:


                                        Affirmative      Negative                          Broker
                                           Votes           Votes         Abstentions      Non-Votes
                                        -----------     -----------      -----------      ----------
         Approval of                    167,998,345       9,317,601       1,901,891              N/A
         the Nonemployee
         Directors' Stock
         Option Plan
         (Proposal No.2)

         Ratification                   178,317,072         530,586         370,179              N/A
         and Approval
         of Independent
         Auditors
         (Proposal No. 3)

         Stockholder                     11,247,095     142,477,046       8,372,108       17,121,588
         Proposal
         (Proposal No. 4)

         Proposal No. 5, a stockholder proposal which was included in Registrant's Proxy Statement, was not presented at the meeting.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits


         27.    Financial Data Schedule

         (b)    Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended March 31, 1995.





                                      (8)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   UST Inc.
                                             -------------------
                                                 (Registrant)





Date     May 11, 1995            /s/ John J. Bucchignano
     -------------------         -----------------------------------------------
                                 John J. Bucchignano
                                 Executive Vice President and Chief
                                 Financial Officer (Principal Financial Officer)





                                 /s/ Robert T. D'Alessandro
                                 -----------------------------------------------
                                 Robert T. D'Alessandro
                                 Controller (Principal Accounting Officer)





                                      (9)

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule