Form 10-Q
period 1995-06-30
UST INC
filed 1995-08-10
CIK 811669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended       June 30, 1995
                                    -------------------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

         Commission File Number  0-17506
                                ---------

                                    UST Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                    06-1193986
         -------------------------------                    -------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

         100 West Putnam Avenue, Greenwich, Conn.                  06830
         ----------------------------------------                ----------
         (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code: (203) 661-1100
                                                             --------------
                                      NONE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

    Number of Common shares ($.50 par value) outstanding at June 30, 1995. 195,248,236
-----------

                                    UST Inc.

                                  (Registrant)


                                     INDEX


                                                                                Page No.
                                                                               ---------
Part I.    Financial Information:

           Condensed Consolidated Statement of Financial Position -
             June 30, 1995 and December 31, 1994                                   2

           Condensed Consolidated Statement of Earnings -
             Three and six months ended June 30, 1995 and 1994                     3

           Condensed Consolidated Statement of Cash Flows -
             Six months ended June 30, 1995 and 1994                               4

           Notes to Condensed Consolidated Financial Statements                    5

           Management's Discussion and Analysis of Operations and
             Financial Condition                                                   6


Part II.   Other Information:

             Item 1. Legal Proceedings                                             8

             Item  6. Exhibits and Reports on Form 8-K                             8
                      27. Financial Data Schedule

             Signatures                                                            9



                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 (Dollars in thousands, except per share data)

                                                                             June 30,               December 31,
                                                                               1995                    1994
                                                                          -----------               ------------
ASSETS                                                                    (Unaudited)                  (Note)
Current assets
  Cash and cash equivalents                                                  $ 40,334                 $ 50,718
  Accounts receivable                                                          71,449                   65,883
  Inventories:
    Leaf tobacco                                                              133,742                  104,313
    Products in process and finished goods                                    110,554                  115,261
    Other materials and supplies                                               19,388                   18,146
                                                                             --------                 ---------
                                                                              263,684                  237,720
  Prepaid expenses and other current assets                                    34,841                   27,616
                                                                             --------                 --------
                          Total current assets                                410,308                  381,937

Property, plant and equipment, net                                            301,348                  305,885
Other assets                                                                   52,885                   53,414
                                                                             --------                 --------
                                                                             $764,541                 $741,236
                                                                             ========                 ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                      $ 86,901                 $104,558
  Income taxes                                                                 49,734                   56,197
                                                                             --------                 --------
                          Total current liabilities                           136,635                  160,755

Long-term debt                                                                125,000                  125,000
Deferred income taxes                                                           2,380                    5,065
Postretirement benefits other than pensions                                    63,554                   61,286
Other liabilities                                                              35,871                   27,461
                                                                             --------                 --------
                          Total liabilities                                   363,440                  379,567

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10  million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 201,571,436 shares in 1995,
     and 200,343,636 shares in 1994.                                          100,786                  100,172
  Additional paid-in capital                                                  365,217                  343,390
  Retained earnings                                                           113,235                   33,713
                                                                             --------                 --------
                                                                              579,238                  477,275
  Less cost of shares in treasury - 6,323,200
         shares in 1995 and 4,233,200 shares in 1994                          178,137                  115,606
                                                                             --------                 --------
                          Total stockholders' equity                          401,101                  361,669
                                                                             --------                 --------
                                                                             $764,541                 $741,236
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

See Notes to Condensed Consolidated Financial Statements.



                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                                Three months ended                Six months ended
                                                                     June 30,                         June 30,
                                                            -------------------------         -------------------------
                                                             1995             1994             1995             1994
                                                             ----             ----             ----             ----
Net sales                                                   $340,181         $310,203         $646,278         $590,582
Costs and expenses
  Cost of products sold                                       67,292           63,400          123,898          117,801
  Selling, advertising and administrative                     91,682           82,270          177,547          161,617
  Interest, net                                                1,057               41            1,997               28
                                                            --------         --------         --------         --------
    Total costs and expenses
                                                             160,031          145,711          303,442          279,446
                                                            --------         --------         --------         --------

Earnings before income taxes                                 180,150          164,492          342,836          311,136

Income taxes                                                  70,280           65,006          133,733          122,892
                                                            --------         --------         --------         --------
Net earnings                                                $109,870         $ 99,486         $209,103         $188,244
                                                            ========         ========         ========         ========


Net earnings per share:
  Primary                                                       $.55             $.48            $1.04             $.90
  Fully diluted                                                 $.55             $.48            $1.04             $.90

Cash dividends per common share
                                                           $.32  1/2             $.28           $  .65             $.56

Average number of common and common
  equivalent shares outstanding:
  Primary                                                    200,360          208,511          200,788          209,432
  Fully diluted                                              200,383          208,727          201,077          209,540



See Notes to Condensed Consolidated Financial Statements.



                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                  Six months ended June 30,
                                                                              ---------------------------------
                                                                              1995                         1994
                                                                              ----                         ----
OPERATING ACTIVITIES
--------------------

Net cash provided by operating activities                                   $ 168,150                    $ 183,110

INVESTING ACTIVITIES
--------------------
Purchases of property, plant and equipment, net                               (11,209)                      (9,953)
Net proceeds received from sales of businesses                                      -                        1,043
                                                                            ---------                    ---------
         Net cash used in investing activities                                (11,209)                      (8,910)
                                                                            ---------                    ---------

FINANCING ACTIVITIES
--------------------
Proceeds from long-term debt                                                        -                       10,000
Proceeds from the issuance of common stock                                     22,441                       16,150
Dividends paid                                                               (127,235)                    (113,921)
Common stock repurchased                                                      (62,531)                     (82,214)
                                                                            ---------                    ---------



         Net cash used in financing activities                               (167,325)                    (169,985)
                                                                            ---------                    ---------

         (Decrease) increase in cash and cash equivalents                     (10,384)                       4,215

         Cash and cash equivalents at beginning of year                        50,718                       25,327
                                                                            ---------                    ---------

         Cash and cash equivalents at end of period                         $  40,334                    $  29,542
                                                                            =========                    =========




-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                             $ 134,996                    $ 121,212

   Interest                                                                     3,211                        1,669
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.



                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995
                                  (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1994.


REPURCHASE OF COMMON STOCK

During 1995, Registrant continued its program to repurchase a portion of its outstanding common stock, up to a maximum of twenty million shares. As of December 31, 1994, 4.2 million shares were repurchased under the current program. Through June 30, 1995, an additional 2.1 million shares costing $62.5 million were repurchased.


CONTINGENCIES

Registrant has been informed that it, among others, has been named in a purported class action filed on July 24, 1995 seeking unspecified damages on behalf of Kansas residents who were allegedly injured by the use of smokeless tobacco products, including claims regarding nicotine addiction among others. Registrant, as of the date of this filing, has not been served with the complaint in this action. Based on the advice of counsel, Registrant believes that there are a number of significant impediments that plaintiffs must overcome before establishing any substantial liability on the part of Registrant. As is the case with other tobacco-related litigation, Registrant further believes that the numerous substantial issues in this action, including but not limited to the class certification issue, will take years to resolve.

In addition, Registrant has been named in certain litigation against the major cigarette companies and others seeking damages relating to the usage of cigarettes and, in certain of the complaints, "tobacco products," one of which contains several allegations relating to smokeless tobacco products.

Registrant cannot predict the eventual outcome of these actions. Based on information currently available, including the advice of counsel, management does not believe that the pending litigation will have a material adverse effect on the financial position of Registrant. Registrant also believes that these actions are without merit and intends to defend them vigorously.


                                      (5)

                                    UST INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (UNAUDITED)



Results of Operations
Second quarter and six months of 1995 compared with the same periods of 1994

Net sales for the second quarter and six months increased 10 percent and 9 percent, respectively, as compared with the corresponding periods in the prior year. The Tobacco and Wine segments posted sales gains for both the second quarter and six-month period while sales for the Other segment remained stable in the second quarter but were higher for the six-month period. Higher selling prices for moist smokeless tobacco was the primary reason for the increase in consolidated net sales. Domestic unit volume for moist smokeless tobacco increased 0.4 percent in the second quarter and 0.1 percent for the six-month period. Wine segment sales were higher in both periods due to an increase in case volume for premium wine. Other segment sales increased in the six month period primarily due to the entertainment business.

Cost of products sold increased for both the second quarter and six-month period. Both periods included increased costs due to volume gains for wine and higher unit costs for domestic moist smokeless tobacco. The overall gross margin percentage increased in both periods mainly due to higher selling prices for domestic moist smokeless tobacco.

Selling, advertising and administrative expenses increased in both periods for all segments. Increased selling and advertising expenses in the Tobacco and Wine segments were for the promotion and support of moist smokeless tobacco and wine products, respectively. The cost increases in the Other segment were to support new products and markets. Administrative and other expenses increased in both periods primarily due to a charge resulting from recording the present value of future payments due to the former president of United States Tobacco Company under the terms of his employment contract. Higher spending in other areas also contributed to the increase in administrative expenses.

Registrant incurred net interest expense in both periods as interest expense on borrowings exceeded income from cash equivalent investments.

Net earnings for the second quarter and six-month period increased 10 percent and 11 percent, respectively, over the corresponding periods in the prior year. Primary earnings per share increased 15 percent for the second quarter and 16 percent for the six-month period.

The Food and Drug Administration (FDA) has submitted to the White House a proposal to regulate tobacco products. The nature of the proposed regulations reportedly range from initiatives against youth access to tobacco to FDA regulation of the tobacco industry. Registrant firmly believes that efforts by the FDA to exercise jurisdiction over tobacco products exceed its regulatory authority and would be challenged by Congress and in the courts. Registrant is not able to predict the outcome of the proposed regulations, or assess the future effect that any such regulations may have on its tobacco business.



                                      (6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1994

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The decrease in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to a reduction in accounts payable and accrued expenses and an increase in leaf tobacco inventories. A primary use of cash in operations was for purchases of leaf tobacco of $57.9 million, which were higher than amounts expended in the corresponding period of the prior year. Registrant anticipates that the total purchases of leaf tobacco in 1995 will exceed amounts purchased in 1994, which reflects Registrant's plan to maintain a higher level of leaf tobacco inventory.

Net cash used in investing activities for the six-month period was for the purchase of property plant and equipment. Registrant expects the 1995 capital program to approximate $50 million.

Net cash used in financing activities were amounts expended for dividends and the stock repurchase program. Amounts expended for the stock repurchase program were lower than the corresponding period in the prior year. Registrant expects that total funds allocated to the stock repurchase program in 1995 will be significantly lower than amounts expended in 1994. Availability of funds and market prices will determine the number of shares actually repurchased, as well as whether additional long-term borrowings will be utilized for the repurchase program.

Registrant will continue to have significant cash requirements for the remainder of 1995, primarily for dividends and the stock repurchase program. Registrant expects to meet these requirements with internally generated funds augmented by short-term borrowings when necessary.



                                      (7)

                          PART II - OTHER INFORMATION



Item 1.    Legal Proceedings

           In Castano, et al. v. The American Tobacco Company, Inc., et al. (Case No. 94-1044 "B" (3)), on May 15, 1995, the court granted the motion of certain defendants, including Registrant, to certify for interlocutory review by the United States Court of Appeals, Fifth Circuit, the court's February 17, 1995 Class Certification Order. The court also granted the defendants' motion to stay the action pending review by the Fifth Circuit, and denied the motion of the defendants to certify for review the court's September 22, 1994 and November 14, 1994 preemption rulings.

           On May 25, 1995, the defendants filed with the Fifth Circuit their petition for permission to appeal the court's February 17, 1995 Class Certification Order. On July 26, 1995, the Fifth Circuit granted the petition. The Fifth Circuit has not yet set a schedule for the filing of briefs.

           Registrant has been informed that it, among others, has been named as a defendant in an action filed on July 24, 1995 in the United States District Court for the District of Kansas, entitled Hammers, et al. v. United States Tobacco Company, et al. (Case No. 95-1335
           MLB). This action is brought by three named plaintiffs and purports to state a class action claim on behalf of "[a]ll Kansas residents who purchased smokeless tobacco products, manufactured, marketed, promoted and/or sold by defendants, and suffered an injury or injuries proximately caused by smokeless tobacco use." Plaintiffs seek unspecified compensatory and punitive damages for pain, suffering, disability, disfigurement, medical expenses, frustration, humiliation and other unspecified injuries and damages allegedly resulting from the "use of [and/or] addiction to" defendants' smokeless tobacco products. The action is brought against five manufacturers of smokeless tobacco, including Registrant, and certain other organizations.

           To date, Registrant has not been served with the summons and complaint in this action.


Item 6.    Exhibits  and Reports on Form 8-K

           (a)   Exhibits

           27.   Financial Data Schedule

           (b)   Reports on Form 8-K

           There were no reports on Form 8-K for the three months ended June 30, 1995.



                                      (8)

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                UST Inc.
                                         ----------------------
                                              (Registrant)





Date  August 10, 1995            /s/ John J. Bucchignano
      ---------------            -----------------------------------------------
                                 John J. Bucchignano
                                 Executive Vice President and Chief
                                 Financial Officer (Principal Financial Officer)





                                 /s/ Robert T. D'Alessandro
                                 -----------------------------------------------
                                 Robert T. D'Alessandro
                                 Controller (Principal Accounting Officer)



                                      (9)

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description                          Page No.
-----------                     -----------                          -------
EX-27                           Financial Data Schedule