Form 10-Q
period 1995-09-30
UST INC
filed 1995-11-09
CIK 811669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended        September 30, 1995
                                    -----------------------------

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _______________

         Commission File Number 0-17506
                                -------

                                   UST Inc.
         -----------------------------------------------------------
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
                                                              --------------

                                     NONE
       ------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ----------

 Number of Common shares ($.50 par value) outstanding at
  September 30, 1995.     193,299,736
                          ------------

                                    UST Inc.

                                  (Registrant)


                                     INDEX


                                                                                             Page No.
                                                                                            ---------
Part I.    Financial Information:

            Condensed Consolidated Statement of Financial Position -
                 September 30, 1995 and December 31, 1994                                      2

            Condensed Consolidated Statement of Earnings -
                 Three and nine months ended September 30, 1995 and 1994                       3

            Condensed Consolidated Statement of Cash Flows -
                 Nine months ended September 30, 1995 and 1994                                 4

            Notes to Condensed Consolidated Financial Statements                               5

            Management's Discussion and Analysis of Operations and
                 Financial Condition                                                           6


Part II.  Other Information:

            Item 1. Legal Proceedings                                                          8

            Item  6. Exhibits and Reports on Form 8-K                                          8
                      27. Financial Data Schedule

            Signatures                                                                         9





                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 (Dollars in thousands, except per share data)

                                                                          September 30,             December 31,
                                                                              1995                      1994
                                                                          ------------              ------------
ASSETS                                                                     (Unaudited)                 (Note)
Current assets
  Cash and cash equivalents                                                  $ 54,706                 $ 50,718
  Accounts receivable                                                          71,525                   65,883
  Inventories:
    Leaf tobacco                                                              123,122                  104,313
    Products in process and finished goods                                    105,494                  115,261
    Other materials and supplies                                               19,429                   18,146
                                                                              -------                  -------
                                                                              248,045                  237,720
  Prepaid expenses and other current assets                                    43,774                   27,616
                                                                              -------                  -------
                          Total current assets                                418,050                  381,937

Property, plant and equipment, net                                            303,407                  305,885
Other assets                                                                   53,393                   53,414
                                                                              -------                  -------
                                                                             $774,850                 $741,236
                                                                              =======                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                                      $105,428                 $104,558
  Income taxes                                                                 50,507                   56,197
                                                                              -------                  -------
                          Total current liabilities                           155,935                  160,755

Long-term debt                                                                125,000                  125,000
Deferred income taxes                                                             785                    5,065
Postretirement benefits other than pensions                                    64,393                   61,286
Other liabilities                                                              35,976                   27,461
                                                                              -------                  -------

                          Total liabilities                                   382,089                  379,567

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10  million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 201,832,936 shares in 1995,
     and 200,343,636 shares in 1994.                                          100,916                  100,172
  Additional paid-in capital                                                  372,119                  343,390
  Retained earnings                                                           160,181                   33,713
                                                                              -------                  -------
                                                                              633,216                  477,275
  Less cost of shares in treasury - 8,533,200
         shares in 1995 and 4,233,200 shares in 1994                          240,455                  115,606
                                                                              -------                  -------

                          Total stockholders' equity                          392,761                  361,669
                                                                              -------                  -------
                                                                             $774,850                 $741,236
                                                                              =======                  =======

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





                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                 Three months ended                 Nine months ended
                                                    September 30,                     September 30,
                                             -------------------------          ------------------------
                                               1995             1994             1995              1994
                                               ----             ----             ----              ----
Net sales                                     $334,268         $310,366        $980,546         $900,948
Costs and expenses
  Cost of products sold                         66,902           63,983         190,800          181,784
  Selling, advertising and administrative       86,624           80,588         264,171          242,205
  Interest expense (income), net                   591             (142)          2,588             (114)
                                               -------          -------         -------          -------
    Total costs and expenses                   154,117          144,429         457,559          423,875
                                               -------          -------         -------          -------

Earnings before income taxes                   180,151          165,937         522,987          477,073
Income taxes                                    70,196           65,607         203,929          188,499
                                               -------          -------         -------          -------
Net earnings                                  $109,955         $100,330        $319,058         $288,574
                                               =======          =======         =======          =======


Net earnings per share:
  Primary                                         $.55             $.48           $1.59            $1.38
  Fully diluted                                   $.55             $.48           $1.59            $1.38

Cash dividends per common share               $.32 1/2             $.28        $.97 1/2             $.84

Average number of common and common
  equivalent shares outstanding:
  Primary                                      198,579          207,786         200,046          208,878
  Fully diluted                                198,625          207,786         200,254          209,078





See Notes to Condensed Consolidated Financial Statements.





                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                  1995                 1994
                                                                  ----                 ----
OPERATING ACTIVITIES
--------------------

Net cash provided by operating activities                       $310,015              $313,861

INVESTING ACTIVITIES
--------------------
Purchases of property, plant and equipment, net                  (20,407)              (16,056)
Net proceeds received from sales of businesses                         -                 1,043
                                                                 -------              --------
         Net cash used in investing activities                   (20,407)              (15,013)
                                                                 -------              --------

FINANCING ACTIVITIES
--------------------
Proceeds from long-term debt                                           -                20,000
Proceeds from the issuance of common stock                        29,473                29,975
Dividends paid                                                  (190,244)             (170,418)
Common stock repurchased                                        (124,849)             (165,041)
                                                                --------              --------
         Net cash used in financing activities                  (285,620)             (285,484)
                                                                --------              --------

         Increase in cash and cash equivalents                     3,988                13,364

         Cash and cash equivalents at beginning of year           50,718                25,327
                                                                  ------               -------

         Cash and cash equivalents at end of period              $54,706              $ 38,691
                                                                  ======               =======


-------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                 $204,203              $177,691

   Interest                                                        3,790                 2,774
-------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.





                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1994.


REPURCHASE OF COMMON STOCK

During 1995, Registrant continued its program to repurchase a portion of its outstanding common stock, up to a maximum of twenty million shares. As of December 31, 1994, 4.2 million shares were repurchased under the current program. Through September 30, 1995, an additional 4.3 million shares costing $124.8 million were repurchased. Registrant intends, subject to market conditions, to utilize the remaining $75 million available under its $200 million revolving credit facility to augment its share repurchase program in the fourth quarter.


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





                                      (5)

                                    UST INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (UNAUDITED)



Results of Operations
Third quarter and nine months of 1995 compared with the same periods of 1994

Net sales for the third quarter and nine months increased 8 percent and 9 percent, respectively, as compared with the corresponding periods in the prior year. The Tobacco and Wine segments posted sales gains for both the third quarter and nine-month period while sales for the Other segment were lower for both periods. Higher selling prices for domestic moist smokeless tobacco was the primary reason for the increase in consolidated net sales. Domestic unit volume for moist smokeless tobacco increased 1.5 percent in the third quarter and 0.5 percent for the nine-month period. Wine segment sales were significantly higher in both periods due to an increase in case volume for premium wine and bulk wine sales. Part of the increase in premium wine case sales is attributable to early shipments to certain wholesalers of fourth quarter holiday orders due to the lack of warehouse space. Other segment sales decreased in both periods primarily due to volume declines for the entertainment business.

Cost of products sold increased for both the third quarter and nine-month period. Both periods included increased costs due to volume gains for wine partially offset by volume declines for the entertainment business. The nine-month period also included higher unit costs for domestic moist smokeless tobacco. The overall gross margin percentage increased in both periods mainly due to higher selling prices for domestic moist smokeless tobacco.

Selling, advertising and administrative expenses increased in both periods for all segments. Increased selling and advertising expenses for the Tobacco segment were directed at supporting and expanding consumer awareness of our moist smokeless tobacco products through increased spending on print advertising and consumer promotions, which included spending for a new smokeless tobacco product introduction. Increased spending in the Wine segment was for the promotion and support of our premium wine products, while cost increases in the Other segment were to support new products and markets. Administrative and other expenses increased in the nine-month period primarily due to a charge resulting from recording the present value of future payments due to the former president of United States Tobacco Company under the terms of his employment contract. Increased spending for salaries and related costs and professional fees also contributed to the increase in administrative expenses for both periods.

Registrant incurred net interest expense in both periods as interest expense on borrowings exceeded income from cash equivalent investments.

Net earnings for the third quarter and nine-month period increased 10 percent and 11 percent, respectively, over the corresponding periods in the prior year. Primary earnings per share increased 15 percent for both the third quarter and nine-month period.





                                      (6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

The Food and Drug Administration (FDA) has published in the Federal Register a proposal to regulate tobacco products. The contents of the proposal include unprecedented jurisdiction over the tobacco industry's ability to market, promote and advertise their products. U.S. Tobacco Company, a subsidiary of Registrant, filed suit in Federal District Court in Greensboro, North Carolina, seeking a judicial declaration that the FDA and its commissioner, Dr. David Kessler, lack jurisdiction to regulate smokeless tobacco products. Registrant is not able to predict the outcome of the FDA's proposal, or assess the future effect that this proposal may have on its tobacco business.


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1994

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The decrease in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to a reduction in accounts payable and accrued expenses and income taxes payable, partially offset by an increase in net earnings. A primary use of cash in operations was for purchases of leaf tobacco of $61.3 million, which were higher than amounts expended in the corresponding period of the prior year, reflecting Registrant's plan to maintain a higher level of leaf tobacco inventory. Registrant anticipates that additional purchases of leaf tobacco will not be significant for the remainder of 1995.

Net cash used in investing activities for the nine-month period was for the purchase of property, plant and equipment. Registrant expects the 1995 capital program to approximate $39 million.

Net cash used in financing activities were amounts expended for dividends and the stock repurchase program. Amounts expended for the stock repurchase program were lower than the corresponding period in the prior year. Registrant expects that total funds allocated to the stock repurchase program in 1995 will be lower than amounts expended in 1994. Registrant intends to utilize the remaining $75 million available under its $200 million revolving credit facility to augment its share repurchase program in the fourth quarter. Availability of funds and market conditions will determine the number of shares actually repurchased.

Registrant will continue to have significant cash requirements for the remainder of 1995, primarily for dividends and the stock repurchase program. Registrant expects to meet these requirements with internally generated funds augmented by the proceeds from the revolving credit and term loan agreement and short-term borrowings when necessary.





                                      (7)

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         In Castano, et al. v. The American Tobacco Company, Inc., et al. (Case No. 94-1044 "B" (3)), on October 17, 1995, certain defendants, including Registrant, filed with the United States Court of Appeals, Fifth Circuit, a joint brief in support of the appeal from the district court's February 17, 1995 Class Certification Order.

         Pursuant to the district court's June 23, 1995 Order, limited discovery is continuing.

         In McGraw v. American Tobacco Company et al. (Civil Action No. 94-C-1707), on October 20, 1995, following a hearing, the court granted defendants' motion to prohibit prosecution of this action by private law firms pursuant to an unlawful contingent fee agreement. The court also granted plaintiff's motion to have certified for appellate review the court's May 3, 1995 decision granting defendants' motion to dismiss counts one through six, nine and ten.

Item 6.  Exhibits  and Reports on Form 8-K

         (a)      Exhibits

         27.      Financial Data Schedule

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended September 30, 1995.





                                      (8)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               UST Inc.
                                            -------------
                                             (Registrant)





Date November 9, 1995           /s/ John J. Bucchignano
     ----------------          --------------------------------
                               John J. Bucchignano
                               Executive Vice President and Chief
                               Financial Officer (Principal Financial Officer)



                               /s/ Robert T. D'Alessandro
                               ---------------------------------
                               Robert T. D'Alessandro
                               Controller (Principal Accounting Officer)





                                      (9)

                                EXHIBIT INDEX



Exhibit No.                        Description
-----------                        -----------
    27                       Financial Data Schedule