Form 10-K405
period 1995-12-31
UST INC
filed 1996-03-01
CIK 811669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                             ---------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                                      NONE
                                ----------------
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X      NO
                                              ---        ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     AS OF FEBRUARY 15, 1996, THE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, HELD BY NON-AFFILIATES OF REGISTRANT (WHICH FOR THIS PURPOSE DOES NOT INCLUDE DIRECTORS OR OFFICERS) WAS $6,393,995,953.

     AS OF FEBRUARY 15, 1996, THERE WERE 189,264,036 SHARES OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN SECTIONS OF UST ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 AND FILED AS AN EXHIBIT AS REQUIRED BY ITEM
     601(B)(13) OF REGULATION S-K .............................. PARTS I & II
     CERTAIN PAGES OF UST 1996 NOTICE OF ANNUAL MEETING AND PROXY
     STATEMENT ..................................................... PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

          Tobacco Products: Registrant's primary activities are manufacturing and marketing smokeless tobacco (snuff and chewing tobacco) and other tobacco products.

          Wine: Registrant produces and markets wine.

          Other: The international and video entertainment operations as well as certain miscellaneous businesses are included in this segment. Registrant also produces or imports and markets certain other products such as smokers' accessories and operates certain commercial agricultural properties.

INDUSTRY SEGMENT DATA

     Registrant hereby incorporates by reference the Consolidated Industry Segment Data pertaining to the years 1993 through 1995 set forth on page 31 of its Annual Report to stockholders for the fiscal year ended December 31, 1995 ("Annual Report"), which page is included in Exhibit 13.

                                TOBACCO PRODUCTS

PRINCIPAL PRODUCTS

     Registrant's principal smokeless tobacco products and brand names are as follows:

          Moist -- COPENHAGEN, SKOAL LONG CUT, SKOAL, SKOAL BANDITS,
                   SKOAL FLAVOR PACKS

            Dry -- BRUTON, CC, RED SEAL

        Chewing -- WB CUT

     It has been claimed that the use of tobacco products may be harmful to health. To the best of Registrant's knowledge, unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on electronic media. A federal excise tax was imposed in 1986, which was increased in 1991 and 1993. The Food and Drug Administration (FDA) published in the Federal Register in 1995 a proposal to regulate tobacco products. The contents of the proposal include unprecedented jurisdiction over the tobacco industry's ability to market, promote and advertise its products. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase of federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 1996. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 1996. Registrant is unable to assess the future effects these various actions may have on its tobacco business.

RAW MATERIALS

     Except as noted below, raw materials essential to Registrant's business are generally purchased in domestic markets under competitive conditions.

     In 1995, Registrant increased its purchases of dark fired, burley and dark air cured tobaccos ("tobacco") primarily from domestic sources. In 1995, purchases from foreign suppliers declined, and continued to decline as a percentage of total tobacco purchased. Such foreign suppliers were located in Canada, Italy and Mexico. Various factors, including a failure of domestic tobacco production to continue to increase, may require Registrant to purchase additional amounts of tobacco from foreign sources in order to meet future requirements. Tobaccos used in the manufacture of smokeless tobacco products must be processed and aged by Registrant for a period of two to four years prior to their use.

     Registrant or its suppliers purchase certain flavoring components used in Registrant's tobacco products from foreign sources.

     At the present time, Registrant has no reason to believe that future raw material requirements for its tobacco products will not be satisfied. However, the continuing availability and the cost of tobacco from both domestic and foreign sources is dependent upon a variety of factors which cannot be predicted, including weather, growing conditions, disease, local planting decisions, overall market demands and other factors.

WORKING CAPITAL

     The principal portion of Registrant's operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for manufacturing of smokeless tobacco products, and its need to age and cure certain of these tobaccos for periods of up to four years prior to use.

CUSTOMERS

     Registrant markets tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 32% of Registrant's gross sales of tobacco products are made to five customers, one of which, McLane Co. Inc., a national distributor, accounts for more than 10% of Registrant's consolidated revenue. Registrant has maintained satisfactory relationships with these customers for many years.

COMPETITIVE CONDITIONS

     The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than Registrant and many smaller ones. The larger companies concentrate on the manufacture and marketing of cigarettes; one also manufactures and markets smokeless tobacco products. Registrant is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, Registrant competes actively with both larger and smaller companies in the marketing of its tobacco products. Registrant's principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, product recognition and distribution.

                                      WINE

     Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 50% of Registrant's wine sales are made to ten distributors, no one of which accounts for more than 22% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

     It has been claimed that the use of alcohol beverages may be harmful to health. To the best of Registrant's knowledge, unresolved controversy continues to exist among scientists concerning the claims made about alcohol beverages and health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, inter alia, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 1996. Also in recent years, increased regulation of alcohol beverages by various states included, inter alia, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 1996. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

     Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located primarily in Washington State. Grape harvest yields experienced by Registrant and throughout Washington State in 1995 continue to be adequate to meet requirements for premium varietal wines. As in other viticultural regions, Registrant may experience variations of yields due to climatic conditions. Although yields will fluctuate from year to year, at the present time, Registrant has no reason to believe that future raw material requirements for its wine products will not be satisfied.

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

                                     OTHER

     Included in this segment for 1995 are the international operations, video entertainment business, pipes, smokers' accessories, agricultural properties and a majority interest in a company that develops and markets equipment used in film making. None of the above, singly, constitutes a material portion of Registrant's operations.

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

NUMBER OF EMPLOYEES

     Registrant's average number of employees during 1995 was 4,082.

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

                                         BUILDINGS
                                            IN
                                        APPROXIMATE
               LOCATION                 SQUARE FEET                ACTIVITIES
--------------------------------------  -----------   ------------------------------------
Headquarters:
  Greenwich, Connecticut..............      160,000   Executive, sales and general offices
                                                      in several buildings.
Tobacco Facilities:
  Nashville, Tennessee................      900,000   Office and manufacturing plants for
                                                      moist and dry smokeless tobacco
                                                      products, plastic injection molding
                                                      operation for production of cans and
                                                      lids, manufacturing engineering
                                                      department, research and development
                                                      laboratory and warehouse for
                                                      distribution of various products.
  Hopkinsville, Kentucky..............      635,000   Office, plants and warehouses for
                                                      tobacco leaf handling, processing
                                                      and storage and for manufacture of
                                                      dry flour for smokeless tobacco
                                                      products.
  Franklin Park, Illinois.............      425,000   Office and manufacturing plant for
                                                      moist smokeless tobacco products,
                                                      fiberboard can operations and
                                                      warehouse for distribution of
                                                      various products.
Wine Facilities:
  Paterson, Washington................      490,000   Winery, distribution and storage
                                                      facility, office and retail shop.
  Woodinville, Washington.............      195,000   Winery, distribution and storage
                                                      facility, executive and sales
                                                      offices and retail shop.
  Roosevelt, Washington...............       70,000   Winery and storage facility.

                                           LAND
                                            IN
                                        APPROXIMATE
               LOCATION                    ACRES                   ACTIVITIES
--------------------------------------  -----------   ------------------------------------
Yakima, Benton and Island Counties,
  Washington..........................        3,351   Vineyards.
Benton County, Washington.............       18,494   Other, including agricultural
                                                      properties.

     Such principal properties in Registrant's industry segments were utilized only in connection with Registrant's business operations. Registrant believes that the above properties at December 31, 1995 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity.

     All principal properties are owned in fee by Registrant.

ITEM 3 -- LEGAL PROCEEDINGS

     Registrant has been named in certain litigation against the major domestic cigarette companies and others seeking damages alleged to be related to the usage of cigarettes and, in certain of those complaints, "tobacco products", some of which contain several allegations relating to smokeless tobacco products. Each of these actions is in varying stages of pretrial activities.

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

     In addition, Registrant has been named in an action entitled Sontag v. United States Tobacco Company, et al., (No. 95-6434), 14th Judicial District Court, Parish of Calcaseiu, State of Louisiana, served on December 27, 1995. This action is brought by an individual plaintiff and his wife against a number of smokeless tobacco manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of his use of smokeless tobacco products.

     Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. All such cases are, and will continue to be, vigorously defended, and Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on the consolidated financial statements of Registrant.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of February 15, 1996 is set forth below:

           NAME                                    OFFICE                          AGE
--------------------------  -----------------------------------------------------  ---
Robert E. Barrett.........  Executive Vice President                               57
John J. Bucchignano.......  Executive Vice President and Chief Financial Officer   48
Vincent A. Gierer, Jr.....  Chairman of the Board, Chief Executive Officer and     48
                            President
Harry W. Peter III........  Executive Vice President                               56
Robert D. Rothenberg......  President -- United States Tobacco Company             47
Richard H. Verheij........  Senior Vice President and General Counsel              37

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

     Mr. Rothenberg has served as President of United States Tobacco Company since June 22, 1995. Mr. Rothenberg also served as Executive Vice President of United States Tobacco Company from April 4, 1994 to June 21, 1995 and as Senior Vice President from October 29, 1990 to April 3, 1994. Mr. Rothenberg has been employed by Registrant since January 12, 1970.

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

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant hereby incorporates by reference the information with respect to the market for its common stock, $.50 par value ("Common Stock"), and related security holder matters set forth on pages 29 and 30 of its Annual Report, which pages are included in Exhibit 13. Registrant's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. As of February 15, 1996, there were approximately 12,283 stockholders of record of its Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

     Registrant hereby incorporates by reference the Consolidated Selected Financial Data set forth on pages 46 and 47 of its Annual Report, which pages are included in Exhibit 13.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Registrant hereby incorporates by reference the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 23-30 of its Annual Report, which pages are included in Exhibit 13.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Registrant hereby incorporates by reference the report of independent auditors and the information contained in the financial statements, including the notes thereto set forth on pages 31-45 of its Annual Report, which pages are included in Exhibit 13.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1996 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth herein following Item 4 of this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 1996 Annual Meeting and Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1996 Annual Meeting and Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption "Indebtedness of Management" in its Notice of 1996 Annual Meeting and Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     (1) The following consolidated financial statements of Registrant included in the Annual Report are incorporated by reference in Item 8 and included in
Exhibit 13:

     Consolidated Statement of Earnings -- Years ended December 31, 1995, 1994 and 1993

     Consolidated Statement of Financial Position -- December 31, 1995 and 1994

     Consolidated Statement of Cash Flows -- Years ended December 31, 1995, 1994 and 1993

     Consolidated Statement of Changes in Stockholders' Equity -- Years ended
        December 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

         3.1     --  Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
         3.2     --  By-Laws adopted on December 23, 1986, incorporated by reference to Exhibit
                     3.2 to Form S-4 Registration Statement filed on March 20, 1987.
        10.1*    --  Form of Employment Agreement entered into on July 23, 1987 between UST and
                     Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to
                     Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
        10.2*    --  Employment Agreement dated December 1, 1993 between UST and John J.
                     Bucchignano, an Executive Officer, incorporated by reference to Exhibit
                     10.3 to Form 10-K for the fiscal year ended December 31, 1993.
        10.3*    --  Form of Severance Agreement dated October 27, 1986 between United States
                     Tobacco Company (subsequently assumed by UST) and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.

        10.4*    --  1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement filed on April
                     14, 1989.
        10.5*    --  1992 Stock Option Plan, effective as of May 5, 1992, incorporated by reference to Appendix A to the UST 1992 Notice of Annual Meeting and Proxy
                     Statement dated March 27, 1992.
        10.6*    --  Incentive Compensation Plan, as restated as of January 1, 1994, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1993.
        10.7*    --  Officers' Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
        10.8     --  Nonemployee Directors' Retirement Plan, effective as of January 1, 1988, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1992.
        10.9     --  Directors' Supplemental Medical Plan, amended and restated as of February
                     16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
        10.10*   --  Nonemployee Directors' Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to the UST 1995 Notice of Annual
                     Meeting and Proxy Statement dated March 24, 1995.
        13       --  Pages 23-47 of the Annual Report, but only to the extent set forth in Items
                     1, 5, 6, 7 and 8 hereof.
        21       --  Subsidiaries of UST.
        23       --  Consent of Independent Auditors.
        27       --  Financial Data Schedule.

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

                                 UST Inc.
Date: February 15, 1996
                                 By:        VINCENT A. GIERER, JR.
                                      -------------------------------------
                                            VINCENT A. GIERER, JR.
                                      CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                            OFFICER AND PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                       Chairman of the Board,
                       Chief Executive Officer
                      and President (Principal
February 15, 1996        Executive Officer)                  VINCENT A. GIERER, JR.
                                                   -------------------------------------------
                                                             VINCENT A. GIERER, JR.
                      Executive Vice President
                         and Chief Financial
                               Officer
                        (Principal Financial
February 15, 1996             Officer)                         JOHN J. BUCCHIGNANO
                                                   -------------------------------------------
                                                               JOHN J. BUCCHIGNANO
                        Senior Vice President
                           and Controller
                        (Principal Accounting
February 15, 1996             Officer)                       ROBERT T. D'ALESSANDRO
                                                   -------------------------------------------
                                                             ROBERT T. D'ALESSANDRO

February 15, 1996             Director                         JOHN J. BUCCHIGNANO
                                                   -------------------------------------------
                                                               JOHN J. BUCCHIGNANO

February 15, 1996             Director                           JAMES W. CHAPIN
                                                   -------------------------------------------
                                                                 JAMES W. CHAPIN

February 15, 1996             Director                       EDWARD H. DEHORITY, JR.
                                                   -------------------------------------------
                                                             EDWARD H. DEHORITY, JR.

February 15, 1996       Chairman of the Board                VINCENT A. GIERER, JR.
                                                   -------------------------------------------
                                                             VINCENT A. GIERER, JR.

February 15, 1996             Director                             P.X. KELLEY
                                                   -------------------------------------------
                                                                   P.X. KELLEY

February 15, 1996             Director                           RALPH L. ROSSI
                                                   -------------------------------------------
                                                                 RALPH L. ROSSI

February 15, 1996             Director                          SPENCER R. STUART
                                                   -------------------------------------------
                                                                SPENCER R. STUART

February 15, 1996             Director                           JOHN P. WARWICK
                                                   -------------------------------------------
                                                                 JOHN P. WARWICK

February 15, 1996             Director                       LOWELL P. WEICKER, JR.
                                                   -------------------------------------------
                                                             LOWELL P. WEICKER, JR.

                                 EXHIBIT INDEX

 3.1     --   Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
 3.2     --   By-Laws adopted on December 23, 1986, incorporated by reference to Exhibit 3.2 to
              Form S-4 Registration Statement filed on March 20, 1987.
10.1*    --   Form of Employment Agreement entered into on July 23, 1987 between UST and
              Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to
              Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*    --   Employment Agreement dated December 1, 1993 between UST and John J. Bucchignano, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1993.
10.3*    --   Form of Severance Agreement dated October 27, 1986 between United States Tobacco
              Company (subsequently assumed by UST) and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.4*    --   1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement filed on April 14, 1989.
10.5*    --   1992 Stock Option Plan, effective as of May 5, 1992, incorporated by reference to
              Appendix A to the UST 1992 Notice of Annual Meeting and Proxy Statement dated
              March 27, 1992.
10.6*    --   Incentive Compensation Plan, as restated as of January 1, 1994, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31,
              1993.
10.7*    --   Officers' Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended
              December 31, 1992.
10.8     --   Nonemployee Directors' Retirement Plan, effective as of January 1, 1988, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended
              December 31, 1992.
10.9     --   Directors' Supplemental Medical Plan amended and restated as of February 16,
              1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.10*   --   Nonemployee Directors' Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to the UST 1995 Notice of Annual Meeting and Proxy
              Statement dated March 24, 1995.
13       --   Pages 23-47 of the Annual Report, but only to the extent set forth in Items 1, 5,
              6, 7 and 8 hereof.
21       --   Subsidiaries of UST.
23       --   Consent of Independent Auditors.
27       --   Financial Data Schedule.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.