Form 10-Q
period 1996-03-31
UST INC
filed 1996-05-10
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended         March 31, 1996
                                    -------------------------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

         Commission File Number 0-17506

                                    UST Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                    06-1193986
         -------------------------------                    --------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                     Identification No.)

         100 West Putnam Avenue, Greenwich, CT                      06830
         -------------------------------------                    ----------
         (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code:  (203) 661-1100
                                                              --------------

                                      NONE
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

    Number of Common shares ($.50 par value) outstanding at March 31, 1996          188,117,436
                                                                                    -----------

                                    UST Inc.

                                  (Registrant)

                                      INDEX

                                                                            Page No.
Part I.  Financial Information:

             Condensed Consolidated Statement of Financial Position -
                  March 31, 1996 and December 31, 1995                         2

             Condensed Consolidated Statement of Earnings -
                  Three months ended March 31, 1996 and 1995                   3

             Condensed Consolidated Statement of Cash Flows -
                  Three months ended March 31, 1996 and 1995                   4

             Notes to Condensed Consolidated Financial Statements              5

             Management's Discussion and Analysis of Operations and
                  Financial Condition                                          6

Part II.  Other Information:

             Item 4. Submission of Matters to a Vote of Security Holders       8

             Item 6. Exhibits and Reports on Form 8-K                          8
                       27.  Financial Data Schedule

             Signatures                                                        9

                                       (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                             March 31,     December 31,
                                                                               1996            1995
                                                                           (Unaudited)        (Note)
                                                                           -----------     ------------
ASSETS
Current assets
  Cash and cash equivalents                                                  $ 16,551        $ 69,403
  Accounts receivable                                                          69,200          69,598
  Inventories:
    Leaf tobacco                                                              157,908         122,748
    Products in process and finished goods                                    110,019         117,102
    Other materials and supplies                                               16,819          16,251
                                                                             --------        --------
                                                                              284,746         256,101
  Prepaid expenses and other current assets                                    31,250          30,453
                                                                             --------        --------
                           Total current assets                               401,747         425,555

Property, plant and equipment, net                                            294,759         294,806
Deferred income taxes                                                           8,654           9,042
Other assets                                                                   54,909          55,349
                                                                             --------        --------
                           Total assets                                      $760,069        $784,752
                                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                     $ 75,000        $100,000
  Accounts payable and accrued expenses                                        76,905         111,767
  Income taxes                                                                111,229          68,956
                                                                             --------        --------
                           Total current liabilities                          263,134         280,723

Long-term debt                                                                100,000         100,000
Postretirement benefits other than pensions                                    66,560          65,292
Other liabilities                                                              45,706          45,180
                                                                             --------        --------
                           Total liabilities                                  475,400         491,195

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 202,825,436 shares in 1996,
     and 202,079,236 shares in 1995                                           101,413         101,040
  Additional paid-in capital                                                  387,783         373,935
  Retained earnings                                                           240,329         203,659
                                                                             --------        --------
                                                                              729,525         678,634
  Less cost of shares in treasury - 14,708,000
      shares in 1996 and 12,893,200 shares in 1995                            444,856         385,077
                                                                             --------        --------
                           Total stockholders' equity                         284,669         293,557
                                                                             --------        --------
                           Total liabilities and stockholders' equity        $760,069        $784,752
                                                                             ========        ========

Note: The statement of financial position at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

                                       (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Three months ended March 31,
                                                ----------------------------
                                                   1996            1995
                                                   ----            ----
Net sales                                        $327,791        $306,097
Costs and expenses
  Cost of products sold                            63,525          56,606
  Selling, advertising and administrative          89,266          85,865
  Interest, net                                     1,332             940
                                                 --------        --------
    Total costs and expenses                      154,123         143,411
                                                 --------        --------

Earnings before income taxes                      173,668         162,686
Income taxes                                       66,872          63,453
                                                 --------        --------
Net earnings                                     $106,796        $ 99,233
                                                 ========        ========


Net earnings per share:

  Primary                                        $    .55        $    .49
  Fully diluted                                  $    .55        $    .49


Cash dividends per common share                  $    .37        $.32 1/2

Average number of common and common
  equivalent shares outstanding:

  Primary                                         194,638         201,219
  Fully diluted                                   194,638         201,774


See Notes to Condensed Consolidated Financial Statements.

                                       (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Three months ended March 31,
                                                               ----------------------------
                                                                  1996             1995
                                                                  ----             ----
OPERATING ACTIVITIES
Net cash provided by operating activities                      $  94,907         $ 90,029

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                   (7,421)          (5,179)
                                                               ---------         --------
         Net cash used in investing activities                    (7,421)          (5,179)
                                                               ---------         --------

FINANCING ACTIVITIES
Repayment of borrowings                                          (25,000)            --
Proceeds from the issuance of common stock                        14,567           10,508
Dividends paid                                                   (70,126)         (63,680)
Common stock repurchased                                         (59,779)         (32,229)
                                                               ---------         --------
         Net cash used in financing activities                  (140,338)         (85,401)
                                                               ---------         --------
         Decrease in cash and cash equivalents                   (52,852)            (551)
         Cash and cash equivalents at beginning of year           69,403           50,718
                                                               ---------         --------
         Cash and cash equivalents at end of period            $  16,551         $ 50,167
                                                               =========         ========

- -----------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                $  20,826         $ 12,095
   Interest                                                        1,677            1,758
- -----------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

                                       (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1995.

REPURCHASE OF COMMON STOCK

During 1996, Registrant continued its program to repurchase a portion of its outstanding common stock, up to a maximum of twenty million shares. As of December 31, 1995, 13.1 million shares were repurchased under the current program of which 200,000 shares were retired. Through March 31, 1996 an additional 1.8 million shares costing $59.8 million were repurchased.

CONTINGENCIES

Registrant has been named in certain litigation against the major domestic cigarette companies and others seeking damages alleged to be related to the usage of cigarettes and, in certain of the complaints, "tobacco products," some of which contain several allegations relating to smokeless tobacco products. Each of these actions is in varying stages of pretrial activities.

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

In addition, in December 1995, Registrant was named in an action brought by an individual plaintiff and his wife against a number of smokeless tobacco manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of his use of smokeless tobacco products.

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

                                       (5)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (UNAUDITED)

Results of Operations
First quarter 1996 compared
with the first quarter of 1995

Net sales for the first quarter were $327.8 million, a 7 percent increase over the corresponding period in the prior year. The Tobacco and Wine segments posted sales gains for the first quarter while Other segment sales were lower. Volume gains and higher selling prices for moist smokeless tobacco were the primary reasons for the increase in consolidated net sales. Domestic unit volume for moist smokeless tobacco increased 3.3 percent for the first quarter as compared with the similar 1995 period. Registrant believes that the domestic moist unit volume comparison for the first quarter to the similar period in 1995 was favorably affected by distributor inventory build-up in December, 1994. Wine segment sales were higher due to an increase in case volume of premium wine while Other segment sales decreased primarily due to volume declines for the entertainment business.

Cost of products sold increased for the first quarter due to volume gains for wine and higher unit costs and unit volume gains for domestic moist smokeless tobacco, partially offset by volume declines for the entertainment business. The overall gross profit percentage decreased slightly in the first quarter as favorable results for domestic moist smokeless tobacco were offset by increased sales for lower margin products.

Selling, advertising and administrative expenses increased for the Tobacco and Wine segments and decreased for the Other segment. Increased selling and advertising expenses in the Tobacco segment were for the advertising and support of moist smokeless tobacco products, while costs in the Wine segment increased in support of premium wine products. The decrease in Other segment expenses was primarily due to a reduction in advertising costs for the entertainment business. Administrative and other expenses increased slightly for the first quarter due to higher professional fees associated with addressing legal and regulatory issues and higher salaries and related costs.

Registrant incurred net interest expense as interest expense on borrowings exceeded income from cash equivalent investments.

Net earnings and primary earnings per share increased 8 percent and 12 percent, respectively, over the corresponding period in the prior year.

The Food and Drug Administration (FDA) has published in the Federal Register a proposal to regulate tobacco products. The contents of the proposal include unprecedented jurisdiction over the tobacco industry's ability to market, promote and advertise its products. The initial comment period for this proposal expired on January 2, 1996, on which date Registrant filed written comments with the FDA, challenging the agency's jurisdiction to regulate Registrant's smokeless tobacco products. Also, in the fall of 1995, United States Tobacco Company, a subsidiary of Registrant, filed suit in Federal District Court in Greensboro, North Carolina, seeking judicial confirmation that the FDA lacks jurisdiction to regulate Registrant's smokeless tobacco products. Registrant is not able to predict the outcome of the FDA's proposal, or assess the future effect that this proposal may have on its tobacco business.

                                       (6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1995

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The increase in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to higher net income, partially offset by a reduction in accounts payable and accrued expenses. A primary use of cash in operations was for purchases of leaf tobacco of $49.1 million, which were slightly lower than amounts expended in the corresponding period in the prior year. In 1996, projected leaf tobacco purchases will approximate the amounts expended in 1995, as Registrant continues its plan to maintain higher levels of leaf tobacco.

Net cash used in investing activities for the first quarter of 1996 was for the purchase of property, plant and equipment. Registrant expects the 1996 capital program to approximate $70 million.

Net cash used in financing activities were amounts expended for dividends, the stock repurchase program and the reduction of borrowings. Amounts expended for the stock repurchase program were significantly higher than the corresponding period in the prior year. However, absent any additional borrowings, Registrant expects that total funds allocated to the stock repurchase program in 1996 will be significantly lower than amounts expended in 1995. Availability of funds and market prices will determine the number of shares actually repurchased, as well as whether additional long-term borrowings will be utilized for the repurchase program.

Registrant will continue to have significant cash requirements for the remainder of 1996, primarily for dividends, the stock repurchase program and capital spending. Registrant expects to meet these requirements with internally generated funds augmented by borrowings when necessary.

                                       (7)

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The 1996 Annual Meeting of Stockholders was held on May 7, 1996.

                  (c)      Matters voted upon at the meeting:

                                                   Affirmative         Negative                              Broker
                                                      Votes              Votes         Abstentions          Non-Votes
                                                   -----------         --------        -----------          ---------
                  Ratification                     171,122,893            400,378          391,680                 N/A
                  and Approval
                  of Independent
                  Auditors
                  (Proposal No. 2)

                  Stockholder                        5,995,770        140,337,852       10,039,314          15,542,016
                  Proposal
                  (Proposal No. 3)

                  Stockholder                       10,412,647        137,719,435        8,240,855          15,542,015
                  Proposal
                  (Proposal No. 4)

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                  There were no reports on Form 8-K for the three months ended March 31, 1996.

                                       (8)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                UST Inc.
                                              ------------
                                              (Registrant)

Date     May 10, 1996            /s/ John J. Bucchignano
      --------------------       -----------------------
                                 John J. Bucchignano
                                 Executive Vice President and Chief
                                 Financial Officer (Principal Financial Officer)

                                 /s/ Robert T. D'Alessandro
                                 --------------------------------------
                                 Robert T. D'Alessandro
                                 Senior Vice President and Controller
                                 (Principal Accounting Officer)

                                       (9)

EXHIBIT INDEX
- -------------

Exhibit No.               Description
- ----------                -----------
EX-27                     Financial Data Schedule