Form 10-Q
period 1996-06-30
UST INC
filed 1996-08-08
CIK 811669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended                June 30, 1996
                                    -----------------------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ---------------
         Commission File Number 0-17506

                                   UST Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                                   06-1193986
         ---------------------------------------                       -----------------------
         (State or other jurisdiction of                                   (I.R.S. Employer
          incorporation or organization)                                  Identification No.)

         100 West Putnam Avenue, Greenwich, CT                                  06830
         -------------------------------------                               -----------
         (Address of principal executive offices)                            (Zip Code)

         Registrant's telephone number, including area code:  (203) 661-1100
                                                              --------------
                                     NONE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                        ---------    -----------

Number of Common shares ($.50 par value) outstanding at June 30, 1996
  187,909,336
  -----------

                                    UST Inc.

                                  (Registrant)


                                     INDEX


                                                                                           Page No.
                                                                                          ---------
Part I.    Financial Information:

            Condensed Consolidated Statement of Financial Position -
                 June 30, 1996 and December 31, 1995                                           2

            Condensed Consolidated Statement of Earnings -
                 Three and six months ended June 30, 1996 and 1995                             3

            Condensed Consolidated Statement of Cash Flows -
                 Six months ended June 30, 1996 and 1995                                       4

            Notes to Condensed Consolidated Financial Statements                               5

            Management's Discussion and Analysis of Operations and
                 Financial Condition                                                           7


Part II.  Other Information:

            Item 1. Legal Proceedings                                                          9

            Item  6. Exhibits and Reports on Form 8-K                                          9
                      27. Financial Data Schedule

            Signatures                                                                        10




                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 (Dollars in thousands, except per share data)

                                                                             June 30,                 December 31,
                                                                               1996                      1995
                                                                           -------------             ------------
ASSETS                                                                       (Unaudited)                (Note)
Current assets
  Cash and cash equivalents                                                  $ 11,992                 $ 69,403
  Accounts receivable                                                          66,893                   69,598
  Inventories:
    Leaf tobacco                                                              145,523                  122,748
    Products in process and finished goods                                    105,854                  117,102
    Other materials and supplies                                               17,671                   16,251
                                                                              -------                  -------
                                                                              269,048                  256,101
  Prepaid expenses and other current assets                                    39,401                   30,453
                                                                              -------                  -------
                           Total current assets                               387,334                  425,555

Property, plant and equipment, net                                            292,385                  294,806
Deferred income taxes                                                           8,914                    9,042
Other assets                                                                   54,218                   55,349
                                                                              -------                  -------
                           Total assets                                      $742,851                 $784,752
                                                                              =======                  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                     $ 75,000                 $100,000

  Accounts payable and accrued expenses                                        84,247                  111,767
  Income taxes                                                                 51,564                   68,956
                                                                              -------                  -------
                           Total current liabilities                          210,811                  280,723

Long-term debt                                                                100,000                  100,000
Postretirement benefits other than pensions                                    67,556                   65,292
Other liabilities                                                              47,199                   45,180
                                                                              -------                  -------

                           Total liabilities                                  425,566                  491,195

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10  million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 203,418,336 shares in 1996,
     and 202,079,236 shares in 1995                                           101,709                  101,040
  Additional paid-in capital                                                  398,767                  373,935
  Retained earnings                                                           288,384                  203,659
                                                                              -------                  -------
                                                                              788,860                  678,634
  Less cost of shares in treasury - 15,509,000
         shares in 1996 and 12,893,200 shares in 1995                         471,575                  385,077
                                                                              -------                  -------

                          Total stockholders' equity                          317,285                  293,557
                                                                              -------                  -------
                          Total liabilities and stockholders' equity         $742,851                 $784,752
                                                                              =======                  =======

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

See Notes to Condensed Consolidated Financial Statements.





                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                  (Unaudited)



                                                              Three months ended                 Six months ended
                                                                    June 30,                          June 30,
                                                             ---------------------             ---------------------
                                                             1996             1995             1996             1995
                                                             ----             ----             ----             ----
Net sales                                                   $350,542         $340,181         $678,333         $646,278
Costs and expenses
  Cost of products sold                                       67,048           67,292          130,573          123,898
  Selling, advertising and administrative                     88,229           91,682          177,495          177,547
  Interest, net                                                1,749            1,057            3,081            1,997
                                                             -------          -------          -------          -------
    Total costs and expenses                                 157,026          160,031          311,149          303,442
                                                             -------          -------          -------          -------

Earnings before income taxes                                 193,516          180,150          367,184          342,836
Income taxes                                                  74,439           70,280          141,311          133,733
                                                             -------          -------          -------          -------
Net earnings                                                $119,077         $109,870         $225,873         $209,103
                                                             =======          =======          =======          =======


Net earnings per share:
  Primary                                                       $.62             $.55            $1.17            $1.04
  Fully diluted                                                 $.62             $.55            $1.16            $1.04

Cash dividends per common share                                 $.37         $.32 1/2             $.74             $.65


Average number of common and common
  equivalent shares outstanding:
  Primary                                                    192,803          200,360          193,721          200,788
  Fully diluted                                              193,242          200,383          193,984          201,077





See Notes to Condensed Consolidated Financial Statements.





                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                Six months ended June 30,
                                                                              ----------------------------
                                                                              1996                    1995
                                                                              ----                    ----
OPERATING ACTIVITIES
- --------------------
Net cash provided by operating activities                                    $180,476                  $168,150

INVESTING ACTIVITIES
- --------------------
Purchases of property, plant and equipment, net                               (12,284)                  (11,209)
                                                                               -------                   -------
         Net cash used in investing activities                                (12,284)                  (11,209)
                                                                               -------                   -------

FINANCING ACTIVITIES
- --------------------
Repayment of borrowings                                                       (25,000)                       -
Proceeds from the issuance of common stock                                     25,651                    22,441
Dividends paid                                                               (139,756)                 (127,235)
Common stock repurchased                                                      (86,498)                  (62,531)
                                                                              --------                ----------
         Net cash used in financing activities                               (225,603)                 (167,325)
                                                                              --------                  --------

         Decrease in cash and cash equivalents                                (57,411)                  (10,384)

         Cash and cash equivalents at beginning of year                        69,403                    50,718
                                                                               ------                    ------

         Cash and cash equivalents at end of period                          $ 11,992                  $ 40,334
                                                                              =======                   =======


- ---------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                              $150,364                  $134,996

   Interest                                                                     3,753                     3,211
- ---------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.





                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1995.


REPURCHASE OF COMMON STOCK

During 1996, Registrant continued its program to repurchase a portion of its outstanding common stock, up to a maximum of twenty million shares. As of December 31, 1995, 13.1 million shares were repurchased under the current program of which 200,000 shares were retired. Through June 30, 1996, an additional 2.6 million shares costing $86.5 million were repurchased.


CONTINGENCIES

Registrant has been named in certain litigation against the major domestic cigarette companies and others seeking damages and other relief. The complaints in these cases on their face predominately relate to the usage of cigarettes; within that context, certain complaints contain a few allegations relating specifically to smokeless tobacco products. Each of these actions is in varying stages of pretrial activities.

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

Registrant also has been named in three actions brought by individual plaintiffs, all of which are represented by the same Louisiana attorney, against a number of smokeless tobacco manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products.

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





                                      (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


OTHER MATTERS

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





                                      (6)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (UNAUDITED)


Results of Operations
Second quarter and six months of 1996 compared with the corresponding periods of 1995

Net sales for the second quarter and six months increased 3 percent and 5 percent, respectively, as compared with the corresponding periods in the prior year. The Tobacco segment posted increased sales for the second quarter while sales for the Wine segment were lower and Other segment sales were stable. For the first six months, sales for the Tobacco and Wine segments increased while sales for the Other segment were lower. Higher selling prices and volume gains for moist smokeless tobacco products were the primary reasons for the increase in consolidated net sales in both periods. Domestic unit volume for moist smokeless tobacco increased 0.5 percent in the second quarter and 1.8 percent for the six-month period. Registrant believes that the domestic moist unit volume comparison for the second quarter to the similar period in 1995 was unfavorably affected by the shipping pattern resulting from the July 4th holiday. Adjusting for the effects of the holiday shipping pattern Registrant estimates that unit volume would have increased approximately 1.5 percent for the second quarter. Wine segment sales decreased in the second quarter primarily due to lower bulk wine sales while higher premium wine case volume accounted for the increase in the six-month period. Sales for the Other segment were lower in the six-month period primarily due to volume declines for the entertainment business, partially offset by favorable results for the international operations.

Cost of products sold were flat for the second quarter and increased for the six-month period. Both the second quarter and six- month period included higher unit costs for domestic moist smokeless tobacco products, partially offset by volume declines for the entertainment business and lower bulk wine sales. The six-month period also included increased costs due to volume gains for domestic moist smokeless tobacco products and wine. The overall gross profit percentage increased in the second quarter and remained stable for the six-month period.

Total selling, advertising and administrative expenses decreased for the second quarter and remained stable for the six-month period. For both periods, expenses for the Tobacco and Wine segments increased while expenses for the Other segment were lower. Increased selling and advertising expenses in the Tobacco segment were for the promotion and support of moist smokeless tobacco products, while costs in the Wine segment increased in support of premium wine brands. The decrease in Other segment expenses was primarily due to lower advertising costs for the entertainment business. Administrative and other expenses decreased in both periods primarily due to the absence of a 1995 charge relating to an employment contract with a former officer. Both periods also included higher professional fees, associated with addressing legal and regulatory issues, and higher salaries and related costs, offset by lower spending in other areas.





                                      (7)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Registrant incurred net interest expense in both periods as interest expense on borrowings exceeded income from cash equivalent investments.

Net earnings for the second quarter and six-month period increased 8 percent over the corresponding periods in the prior year. Primary earnings per share increased 13 percent for both the second quarter and six-month period.


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1995

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The increase in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to higher net earnings and a smaller increase in inventories than in 1995, partially offset by a reduction in income taxes payable and accounts payable and accrued expenses. A primary use of cash in operations was for purchases of leaf tobacco of $51.8 million, which were lower than amounts expended in the corresponding period in the prior year. Registrant anticipates that total purchases of leaf tobacco in 1996 will be lower than those amounts purchased in 1995.

Net cash used in investing activities was for the purchase of property, plant and equipment. Registrant expects the 1996 capital program to approximate $66 million.

Net cash used in financing activities were amounts expended for dividends, the stock repurchase program and the reduction of borrowings. Amounts expended for the stock repurchase program were significantly higher than the corresponding period in the prior year. However, absent of any additional borrowings, Registrant expects that total funds allocated to the stock repurchase program in 1996 will be lower than amounts expended in 1995. Availability of funds and market prices will determine the number of shares actually repurchased, as well as whether additional long-term borrowings will be utilized for the repurchase program.

Registrant will continue to have significant cash requirements for the remainder of 1996, primarily for dividends, the stock repurchase program and capital spending. Registrant expects to meet these requirements with internally generated funds augmented by borrowings when necessary.





                                      (8)

                                    UST Inc.
                          PART II - OTHER INFORMATION



Item 1.          Legal Proceedings

                 In Castano, et al. v. The American Tobacco Company, Inc., et al. (Case No. 94-1044 "C" (5)), on May 23, 1996, the United
                 States Court of Appeals, Fifth Circuit, reversed the district court's February 17, 1995 Class Certification Order. The Fifth Circuit ordered the case remanded and the class action allegations dismissed.

                 On June 11, 1996, certain defendants, including Registrant, filed motions for summary judgment with respect to the claims of the two individual plaintiffs (the former proposed class representatives). The court has not yet ruled on these motions.

                 On May 11, 1996, Registrant was served with a Summons and Petition in an action in the 33rd Judicial District Court, Parish of Allen, State of Louisiana entitled Guidry v. United States Tobacco Company, et al. (Docket No. 96- 323). This action is brought by an individual plaintiff and his wife against three smokeless tobacco manufacturers, three cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of his use of tobacco products. Registrant intends to defend this action vigorously.

                 On May 14, 1996, Registrant was served with a Summons and Petition in an action in the 14th Judicial District Court, Parish of Calcasieu, State of Louisiana entitled Herbert v. United States Tobacco Company, et al. (Docket No. 96-2281). This action is brought by an individual plaintiff and his wife against five cigarette manufacturers, Registrant and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of his use of tobacco products. Registrant intends to defend this action vigorously.

Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                 27.      Financial Data Schedule

                 (b)      Reports on Form 8-K

                 There were no reports on Form 8-K for the three months ended June 30, 1996.


                                      (9)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        UST Inc.

                                        (Registrant)





Date August 8, 1996                     /s/ John J. Bucchignano
     ---------------                    --------------------------------------
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





                                      (10)