Form 10-Q
period 1996-09-30
UST INC
filed 1996-11-14
CIK 811669

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549-1004


                                  FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended         September 30, 1996
                                    -----------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to

   Commission File Number 0-17506

                                   UST Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                                       06-1193986
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

   100 West Putnam Avenue, Greenwich, CT                            06830
   (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (203) 661-1100

                                     NONE
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of Common shares ($.50 par value) outstanding at September 30, 1996                          186,183,736
                                                                                                    -----------

                                    UST Inc.

                                  (Registrant)


                                      INDEX



                                                                                                       Page No.

Part I.    Financial Information:

            Condensed Consolidated Statement of Financial Position -
                 September 30, 1996 and December 31, 1995                                                  2

            Condensed Consolidated Statement of Earnings -
                 Three and nine months ended September 30, 1996 and 1995                                   3

            Condensed Consolidated Statement of Cash Flows -
                 Nine months ended September 30, 1996 and 1995                                             4

            Notes to Condensed Consolidated Financial Statements                                           5

            Management's Discussion and Analysis of Operations and
                 Financial Condition                                                                       7


Part II.  Other Information:

            Item  6. Exhibits and Reports on Form 8-K                                                      9
                       10. Material Contracts
                       27. Financial Data Schedule


            Signatures                                                                                    10


                                       (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                          September 30,  December 31,
                                                                              1996           1995
                                                                            --------       --------
ASSETS                                                                    (Unaudited)      (Note)
Current assets
  Cash and cash equivalents                                                 $ 19,416       $ 69,403
  Accounts receivable                                                         74,399         69,598
  Inventories:
    Leaf tobacco                                                             134,243        122,748
    Products in process and finished goods                                    99,545        117,102
    Other materials and supplies                                              17,999         16,251
                                                                            --------       --------
                                                                             251,787        256,101
  Prepaid expenses and other current assets                                   51,770         30,453
                                                                            --------       --------
                            Total current assets                             397,372        425,555

Property, plant and equipment, net                                           299,061        294,806
Deferred income taxes                                                          9,514          9,042
Other assets                                                                  54,363         55,349
                                                                            --------       --------
                            Total assets                                    $760,310       $784,752
                                                                            ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                    $ 75,000       $100,000
  Accounts payable and accrued expenses                                       96,853        111,767
  Income taxes                                                                55,325         68,956
                                                                            --------       --------
                            Total current liabilities                        227,178        280,723

Long-term debt                                                               100,000        100,000
Postretirement benefits other than pensions                                   68,832         65,292
Other liabilities                                                             46,353         45,180
                                                                            --------       --------

                            Total liabilities                                442,363        491,195

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10  million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 203,572,736 shares in 1996,
     and 202,079,236 shares in 1995                                          101,786        101,040
  Additional paid-in capital                                                 404,261        373,935
  Retained earnings                                                          342,881        203,659
                                                                            --------       --------
                                                                             848,928        678,634
  Less cost of shares in treasury - 17,389,000
         shares in 1996 and 12,893,200 shares in 1995                        530,981        385,077
                                                                            --------       --------

                           Total stockholders' equity                        317,947        293,557
                                                                            --------       --------
                           Total liabilities and stockholders' equity       $760,310       $784,752
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

See Notes to Condensed Consolidated Financial Statements.


                                       (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                          Three months ended            Nine months ended
                                                                             September 30,                September 30,
                                                                      -----------------------       -------------------------
                                                                        1996           1995            1996           1995
                                                                      --------       --------       ----------       --------

Net sales                                                             $366,036       $334,268       $1,044,369       $980,546
Costs and expenses
  Cost of products sold                                                 69,892         66,902          200,465        190,800
  Selling, advertising and administrative                               95,962         86,624          273,457        264,171
  Interest, net                                                          1,509            591            4,590          2,588
                                                                      --------       --------       ----------       --------
    Total costs and expenses                                           167,363        154,117          478,512        457,559
                                                                      --------       --------       ----------       --------

Earnings before income taxes                                           198,673        180,151          565,857        522,987
Income taxes                                                            75,016         70,196          216,327        203,929
                                                                      --------       --------       ----------       --------
Net earnings                                                          $123,657       $109,955       $  349,530       $319,058
                                                                      ========       ========       ==========       ========


Net earnings per share:
  Primary                                                             $    .65       $    .55       $     1.81       $   1.59
  Fully diluted                                                       $    .65       $    .55       $     1.81       $   1.59

Cash dividends per common share                                       $    .37       $    .32 1/2   $     1.11       $    .97 1/2

Average number of common and common equivalent shares outstanding:
  Primary                                                              191,395        198,579          192,942        200,046
  Fully diluted                                                        191,395        198,625          193,088        200,254


See Notes to Condensed Consolidated Financial Statements.


                                       (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                 Nine months ended September 30,
                                                                                 -------------------------------
                                                                                     1996             1995
                                                                                   ---------        ---------

OPERATING ACTIVITIES
Net cash provided by operating activities                                          $ 325,579        $ 310,015

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                                      (25,796)         (20,407)
                                                                                   ---------        ---------
         Net cash used in investing activities                                       (25,796)         (20,407)
                                                                                   ---------        ---------

FINANCING ACTIVITIES
Repayment of borrowings                                                              (25,000)              --
Proceeds from the issuance of common stock                                            30,050           29,473
Dividends paid                                                                      (208,916)        (190,244)
Common stock repurchased                                                            (145,904)        (124,849)
                                                                                   ---------        ---------
         Net cash used in financing activities                                      (349,770)        (285,620)
                                                                                   ---------        ---------

         (Decrease) increase in cash and cash equivalents                            (49,987)           3,988

         Cash and cash equivalents at beginning of year                               69,403           50,718
                                                                                   ---------        ---------

         Cash and cash equivalents at end of period                                $  19,416        $  54,706
                                                                                   =========        =========


Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Income taxes                                                                    $ 220,409        $ 204,203

   Interest                                                                            5,487            3,790



See Notes to Condensed Consolidated Financial Statements.


                                       (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1995.

REPURCHASE OF COMMON STOCK

During the fourth quarter, the Board of Directors approved a new stock repurchase program, authorizing Registrant to repurchase up to 20 million shares of its common stock from time to time in open market or negotiated transactions for use in connection with benefit and compensation plans and other corporate purposes. This program will begin upon completion of the current program.

The current program provides for the repurchase of up to 20 million shares of Registrant's common stock and has been in effect since June 1994. As of December 31, 1995, 13.1 million shares were repurchased under the current program of which 200,000 shares were retired. Through September 30, 1996, an additional 4.5 million shares costing $145.9 million were repurchased.

CREDIT FACILITIES

During the fourth quarter, Registrant entered into two revolving credit agreements totaling $350 million with a group of ten banks which replaced the previous $200 million Revolving Credit and Term Loan Agreement and $100 million of committed short-term lines of credit.

Under the terms of the new agreements Registrant may borrow funds and elect to pay interest under "Base Rate", "Competitive Bid" or "Eurodollar" interest rate provisions. Applicable interest margins vary depending on the ratings of Registrants' commercial paper. The terms of the agreements provide for a five-year revolving credit facility in the amount of $262.5 million and a 364-day revolving credit facility in the amount of $87.5 million. Principal repayments are optional during the revolving credit period. Registrant is required to pay a facility fee at a per annum rate of 0.075 percent on the five-year facility and 0.06 percent on the 364-day facility. The facility fees are subject to adjustment in the event the Registrants' commercial paper rating is downgraded. Certain provisions of these agreements require maintenance of certain financial ratios.


                                       (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES

Registrant has been named in certain Medicaid reimbursement/class action litigation against the major domestic cigarette companies and others seeking damages and other relief. The complaints in these cases on their face predominately relate to the usage of cigarettes; within that context, certain complaints contain a few allegations relating specifically to smokeless tobacco products. Each of these actions is in varying stages of pretrial activities.

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

Registrant also has been named in three actions brought by individual plaintiffs, all of which are represented by the same Louisiana attorney, against a number of smokeless tobacco manufacturers, cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products.

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


OTHER MATTERS

On August 28, 1996, the Food and Drug Administration (FDA) published regulations that are intended to affect certain aspects of the way tobacco products are marketed and manufactured. In the fall of 1995, United States Tobacco Company, a subsidiary of Registrant, filed suit in federal district court in Greensboro, North Carolina, seeking judicial confirmation that the FDA lacks jurisdiction to regulate Registrant's smokeless tobacco products. Registrant is not able to predict the outcome of the suit or assess the future effect that these FDA regulations may have on its tobacco business.


                                       (6)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
Third quarter and nine months of 1996 compared with the corresponding periods of 1995

Net sales for the third quarter and nine months increased 10 percent and 7 percent, respectively, as compared with the corresponding periods in the prior year. The Tobacco and Wine segments posted increased sales for both the third quarter and nine-month periods while sales for the Other segment were lower for both periods. Volume gains and higher selling prices for domestic moist smokeless tobacco products were the primary reasons for the increase in consolidated net sales in both periods. Domestic unit volume for moist smokeless tobacco increased 7.4 percent in the third quarter and 3.7 percent for the nine-month period. Both periods were favorably affected by one additional shipping day and the third quarter also included the favorable effect of the July 4th holiday shipping pattern. On an equivalent shipping day basis and adjusting for the favorable effect of the holiday shipping pattern, smokeless unit volume would have decreased approximately 0.5 percent for the third quarter and increased approximately 1.4 percent for the nine-month period. Wine segment sales increased in both periods primarily due to higher premium wine case volume, partially offset by lower bulk wine sales. Sales for the Other segment were lower in both periods primarily due to volume declines for the entertainment business, partially offset by favorable results for the international operations.

Cost of products sold increased for both the third quarter and nine-month period. Both periods included volume gains and higher unit costs for domestic moist smokeless tobacco products and volume gains for wine and cigars, partially offset by volume declines for the entertainment business and lower bulk wine sales. The overall gross profit percentage increased in both periods mainly due to higher selling prices and unit volume gains for domestic moist smokeless tobacco.

Total selling, advertising and administrative expenses increased for both the third quarter and nine-month period. Expenses for the Tobacco, Wine and Other segments increased for both periods. Increased selling and advertising expenses in the Tobacco segment were for the promotion and support of moist smokeless tobacco products, while costs in the Wine segment increased in support of premium wine brands. The increase in the Other segment for both periods resulted from higher spending by the international operations, partially offset in the nine-month period by lower advertising costs for the entertainment business. Administrative and other expenses remained stable for the third quarter and decreased for the nine-month period. Both periods included higher professional fees associated with addressing legal and regulatory issues, and higher salaries and related costs offset by lower spending in other areas. The nine-month period was also favorably affected by the absence of a 1995 charge relating to an employment contract with a former officer.


                                       (7)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Registrant incurred net interest expense in both periods as interest expense on borrowings exceeded income from cash equivalent investments.

Net earnings for the third quarter and nine-month period increased 12 percent and 10 percent, respectively, over the corresponding periods in the prior year. Primary earnings per share increased 18 percent for the third quarter and 14 percent for the nine-month period.


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1995

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The increase in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to higher net earnings and a decrease in inventories, partially offset by a reduction in accounts payable and accrued expenses. A primary use of cash in operations was for purchases of leaf tobacco and related costs of $54.9 million, which were lower than amounts expended in the corresponding period in the prior year. Registrant anticipates that total purchases of leaf tobacco and related costs in 1996 will be lower than those amounts expended in 1995.

Net cash used in investing activities was for the purchase of property, plant and equipment. Registrant expects the 1996 capital program to approximate $52 million.

Net cash used in financing activities were amounts expended for dividends, the stock repurchase program and the reduction of borrowings. Amounts expended for the stock repurchase program were higher than the corresponding period in the prior year. During the fourth quarter Registrant entered into two new credit agreements totaling $350 million which replaced the $200 million Revolving Credit and Term Loan Agreement and $100 million of committed short-term lines of credit currently in place. (See Notes to Condensed Consolidated Financial Statements). Registrant intends to borrow an additional $100 million to augment its share repurchase program for the remainder of 1996 through 1997. However, Registrant expects that total funds allocated to the stock repurchase program in 1996 will be lower than amounts expended in 1995. Availability of funds and market prices will determine the number of shares actually repurchased.

Registrant will continue to have significant cash requirements for the remainder of 1996, primarily for dividends, the stock repurchase program and capital spending. Registrant expects to meet these requirements with internally generated funds augmented by borrowings when necessary.


                                       (8)

                                    UST Inc.
                           PART II - OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  10. Revolving Credit Agreements in the aggregate of $350 million dated as of November 8, 1996 among UST Inc. and a syndicate of banks led by Bank of Boston, as Agent.

                  27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                  There were no reports on Form 8-K for the three months ended September 30, 1996.


                                       (9)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  UST Inc.
                                  (Registrant)





Date November 14, 1996           /s/ John J. Bucchignano
     -----------------          ------------------------
                                John J. Bucchignano
                                Executive Vice President and Chief
                                Financial Officer (Principal Financial Officer)





                                /s/ Robert T. D'Alessandro
                                ---------------------------
                                Robert T. D'Alessandro
                                Senior Vice President and Controller
                                (Principal Accounting Officer)


                                      (10)