Form 10-K
period 1996-12-31
UST INC
filed 1997-03-17
CIK 811669

================================================================================

                                   FORM 10-K
                               ------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

 [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
                 TITLE OF EACH CLASS                     WHICH REGISTERED
        -------------------------------------  -------------------------------------
           COMMON STOCK -- $.50 PAR VALUE             NEW YORK STOCK EXCHANGE
                                                      PACIFIC STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                     -----
                                (TITLE OF CLASS)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO  ___

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    AS OF FEBRUARY 28, 1997, THE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, HELD BY NON-AFFILIATES OF REGISTRANT (WHICH FOR THIS PURPOSE DOES NOT INCLUDE DIRECTORS OR OFFICERS) WAS $5,588,189,225.

    AS OF FEBRUARY 28, 1997, THERE WERE 183,398,736 SHARES OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN SECTIONS OF UST ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 AND FILED AS AN EXHIBIT AS REQUIRED BY
     ITEM 601(b)(13) OF REGULATION S-K...........................PARTS I & II

     CERTAIN PAGES OF UST 1997 NOTICE OF ANNUAL MEETING AND PROXY
     STATEMENT.......................................................PART III

================================================================================

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

          TOBACCO PRODUCTS: Registrant's primary activities are manufacturing and marketing smokeless tobacco (snuff and chewing tobacco). Registrant also imports and markets pipe tobacco.

          WINE:  Registrant produces and markets wine and craft beers.

          OTHER: Registrant's international operation which markets moist smokeless tobacco and manufactures and markets premium cigars, and its video entertainment business are included in this segment. Registrant also operates certain commercial agricultural properties.

INDUSTRY SEGMENT DATA

     Registrant hereby incorporates by reference the Consolidated Industry Segment Data pertaining to the years 1994 through 1996 set forth on page 31 of its Annual Report to stockholders for the fiscal year ended December 31, 1996 ("Annual Report"), which page is included in Exhibit 13.

                                TOBACCO PRODUCTS

PRINCIPAL PRODUCTS

     Registrant's principal smokeless tobacco products and brand names are as follows:

        Moist -- COPENHAGEN, SKOAL LONG CUT, SKOAL, SKOAL BANDITS,
                 SKOAL FLAVOR PACKS

          Dry -- BRUTON, CC, RED SEAL

     It has been claimed that the use of tobacco products may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on electronic media. A federal excise tax was imposed in 1986, which was increased in 1991 and 1993. On August 28, 1996, the Food and Drug Administration (FDA) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purports to regulate smokeless tobacco products as a "medical device." The final regulations include severe restrictions on the advertising, marketing and promotion of smokeless tobacco products and will require Registrant to comply with a wide range of labeling, reporting and other requirements. Registrant and other smokeless tobacco manufacturers have filed suit against FDA seeking a judicial declaration that FDA has no authority to regulate smokeless tobacco products. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 1997. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, ingredients disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 1997. Registrant is unable to assess the future effects these various actions may have on its tobacco business.

     During 1996, media reports discussed proposals for a comprehensive legislative solution to resolve claims against the tobacco industry. Registrant believes that any such legislation would involve significant, if not insurmountable, difficulties in reconciling the views of many competing interests. Nevertheless, Registrant may be called upon to address such proposals and to that end may participate in discussions with appropriate parties. Should such circumstances arise, Registrant does not contemplate making any comment as to the existence or progress of any such discussions. Until a legislative solution is finalized, Registrant will not be able to assess the financial effect, if any, on its tobacco business.

RAW MATERIALS

     Except as noted below, raw materials essential to Registrant's business are generally purchased in domestic markets under competitive conditions.

     The major portion of tobacco used in Registrant's products is purchased from domestic suppliers. Various factors, including the level of domestic tobacco production can affect the amount of tobacco purchased by Registrant from domestic and foreign sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by Registrant for a period of two to three years prior to their use.

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

WORKING CAPITAL

     The principal portion of Registrant's operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for manufacturing of smokeless tobacco products, to ensure a three year aging process prior to use.

CUSTOMERS

     Registrant markets tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 30% of Registrant's gross sales of tobacco products are made to four customers, one of which, McLane Co. Inc., a national distributor, accounts for more than 10% of Registrant's consolidated revenue. Registrant has maintained satisfactory relationships with these customers for many years.

COMPETITIVE CONDITIONS

     The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than Registrant and many smaller ones. The larger companies concentrate on the manufacture and marketing of cigarettes; one of which also manufactures and markets smokeless tobacco products. Registrant is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, Registrant competes actively with both larger and smaller companies in the marketing of its tobacco products. Registrant's principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, product recognition and distribution.

                                      WINE

     Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. 53% of Registrant's wine sales are made to ten distributors, no one of which accounts for more than 24% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

     In addition, Registrant owns and operates a microbrewery located in Yakima, Washington, which produces and markets craft beers primarily under the brand name BERT GRANT'S ALE. Registrant is a minor factor in the total nationwide business of producing craft beers.

     It has been claimed that the use of alcohol beverages may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about alcohol beverages and health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, inter alia, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 1997. Also in recent years, increased regulation of alcohol beverages by various states included, inter alia, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 1997. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines and craft beers.

     Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located primarily in Washington State. Due to adverse weather conditions, total grapes harvested and purchased in 1996 were significantly less than that in the prior year. Because of the fluctuation in grape harvest yields from year to year as well as the increasing demand for premium varietal wines, Registrant has taken steps that it believes will ensure that future raw material requirements for its wine products will be satisfied.

     Registrant's principal competition comes from many larger, well-established national companies, as well as many smaller wine producers. Registrant's principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Registrant is a minor factor in the total nationwide business of producing wines.

                                     OTHER

     Included in this segment are the international operation which markets moist smokeless tobacco and manufactures and markets the premium cigar brands, DON TOMAS and ASTRAL; video entertainment business; and agricultural properties. None of the above, singly, constitutes a material portion of Registrant's operations.

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

NUMBER OF EMPLOYEES

     Registrant's average number of employees during 1996 was 4,467.

TRADEMARKS

     Registrant markets consumer products under a large number of trademarks. All of Registrant's trademarks either have been registered or applications therefor are pending with the United States Patent and Trademark Office.

SEASONAL BUSINESS

     No material portion of the business of any industry segment of Registrant is seasonal.

ORDERS

     Backlog of orders is not a material factor in any industry segment of Registrant.

ITEM 2 -- PROPERTIES

     Set forth below is information concerning principal facilities and real properties of Registrant.

                                           BUILDINGS
                                              IN
                                          APPROXIMATE
                  LOCATION                SQUARE FEET                ACTIVITIES
    ------------------------------------  -----------   ------------------------------------
    Headquarters:
      Greenwich, Connecticut............    160,000     Executive, sales and general offices
                                                        in several buildings.
    Tobacco Facilities:
      Nashville, Tennessee..............    900,000     Office and manufacturing plants for
                                                        moist and dry smokeless tobacco
                                                        products, plastic injection molding
                                                        operation for production of cans and
                                                        lids, manufacturing engineering
                                                        department, research and development
                                                        laboratory and warehouse for
                                                        distribution of various products.

      Hopkinsville, Kentucky............    716,000     Office, plants and warehouses for
                                                        tobacco leaf handling, processing
                                                        and storage and for manufacture of
                                                        dry flour for smokeless tobacco
                                                        products.

      Franklin Park, Illinois...........    425,000     Office and manufacturing plant for
                                                        moist smokeless tobacco products,
                                                        fiberboard can operations and
                                                        warehouse for distribution of
                                                        various products.
    Wine Facilities:
      Paterson, Washington..............    490,000     Winery, distribution and storage
                                                        facility, office and retail shop.

      Woodinville, Washington...........    195,000     Winery, distribution and storage
                                                        facility, executive and sales
                                                        offices and retail shop.

      Roosevelt, Washington.............     70,000     Winery and storage facility.

      Yakima, Washington................     26,000     Microbrewery, distribution and
                                                        storage facility, and office.
    Other Facilities:
      Tampa, Florida....................     52,000     Office, warehouse and cigar
                                                        distribution center.

      Danli, Honduras, C.A..............    114,000     Office, warehouses, and
                                                        manufacturing plant for cigars and
                                                        boxes.

      Talanga, Honduras, C.A............    107,000     Office, warehouse and barns.

                                             LAND
                                              IN
                                          APPROXIMATE
                  LOCATION                   ACRES                   ACTIVITIES
    ------------------------------------  -----------   ------------------------------------
      Yakima, Benton and Island
         Counties, Washington...........      3,351     Vineyards.

      Benton County, Washington.........     18,494     Other, including agricultural
                                                        properties.

      Talanga, Honduras, C.A............      1,400     Tobacco farm.

     Such principal properties in Registrant's industry segments were utilized only in connection with Registrant's business operations. Registrant believes that the above properties at December 31, 1996 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity.

     All principal properties are owned in fee by Registrant.

ITEM 3 -- LEGAL PROCEEDINGS

     Registrant has been named in certain health care cost reimbursement/class action litigation against the major domestic cigarette companies and others seeking damages and other relief. The complaints in these cases on their face predominantly relate to the usage of cigarettes; within that context, certain complaints contain a few allegations relating specifically to smokeless tobacco products. These actions are in varying stages of pretrial activities.

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

     Registrant has been named in three actions brought by individual plaintiffs, all of whom are represented by the same Louisiana attorney, against a number of smokeless tobacco manufacturers, cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products.

     Registrant has also been named in an action entitled Morgan v. United States Tobacco Company, et al, (No. 68,655-B), Tenth Judicial District Court for the Parish of Natchitoches, State of Louisiana, served on January 27, 1997. This action is brought by an individual plaintiff and purports to state a class action on behalf of "[a]ll nicotine dependent persons who are residents of Louisiana who have purchased and used smokeless tobacco manufactured by defendants" (including the estates, representatives, administrators, spouses, children, relatives and "significant others" thereof) and seeks unspecified compensatory damages, costs of medical monitoring and other general, special and equitable relief. This action is brought against Registrant and certain other organizations by various plaintiffs' counsel, including counsel who initiated a similar action on behalf of Kansas residents which ultimately was dismissed by court order in 1995.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of February 28, 1997 is set forth below:

                     NAME                                    OFFICE                   AGE
    ---------------------------------------  ---------------------------------------  ---
    Robert E. Barrett......................  Executive Vice President and             58
                                             President -- UST Enterprises Inc.
    Vincent A. Gierer, Jr. ................  Chairman of the Board, Chief Executive   49
                                               Officer and President
    Harry W. Peter III.....................  Executive Vice President and             57
                                             President -- UST International Inc.
    Richard H. Verheij.....................  Executive Vice President and General     38
                                               Counsel

     None of the executive officers of Registrant has any family relationship to any other executive officer or director of Registrant.

     After election, all executive officers serve until the next annual organization meeting of the Board of Directors and until their successors are elected and qualified.

     Mr. Barrett has served as Executive Vice President since October 7, 1991. He also has served as President of UST Enterprises Inc. since July 1, 1991. Mr. Barrett served as Senior Vice President from January 1, 1991 to October 6, 1991, and served as a member of the Board of Directors from July 27, 1989 through December 13, 1990. Mr. Barrett has been employed by Registrant since January 1, 1991.

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

     Mr. Verheij has served as Executive Vice President and General Counsel since May 7, 1996. Mr. Verheij served as Senior Vice President and General Counsel from December 1, 1994 to May 6, 1996, as Senior Vice President and Associate General Counsel from April 4, 1994 to November 30, 1994, as Vice President and Associate General Counsel from December 17, 1992 to April 3, 1994, as Assistant General Counsel from January 1, 1991 to December 16, 1992 and as Senior Corporate Counsel from October 1, 1988 to December 31, 1990. Mr. Verheij has been employed by Registrant since November 24, 1986.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant hereby incorporates by reference the information with respect to the market for its common stock, $.50 par value ("Common Stock"), and related security holder matters set forth on pages 29 and 30 of its Annual Report, which pages are included in Exhibit 13. Registrant's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. As of February 28, 1997, there were approximately 11,800 stockholders of record of its Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

     Registrant hereby incorporates by reference the Consolidated Selected Financial Data -- 11 Years set forth on pages 46 and 47 of its Annual Report, which pages are included in Exhibit 13.

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

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1997 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth herein following Item 4 of this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 1997 Annual Meeting and Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1997 Annual Meeting and Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption "Indebtedness of Management" in its Notice of 1997 Annual Meeting and Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     (1) The following consolidated financial statements of Registrant included in the Annual Report are incorporated by reference in Item 8 and included in
Exhibit 13:

          Consolidated Statement of Earnings -- Years ended December 31, 1996, 1995 and 1994

          Consolidated Statement of Financial Position -- December 31, 1996 and 1995

          Consolidated Statement of Cash Flows -- Years ended December 31, 1996, 1995 and 1994

          Consolidated Statement of Changes in Stockholders' Equity -- Years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

     (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

 3.1       -- Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
 3.2       -- By-Laws adopted on December 23, 1986, incorporated by reference to Exhibit 3.2 to
              Form S-4 Registration Statement filed on March 20, 1987.
10.1*      -- Form of Employment Agreement entered into on July 23, 1987 between Registrant and
              Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit
              10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*      -- Employment Agreement dated December 1, 1993 between Registrant and John J.
              Bucchignano, a former Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1993.
10.3*      -- Form of Employment Agreement for Robert D. Rothenberg, a former Executive Officer.
10.4*      -- Form of Severance Agreement dated October 27, 1986 between Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.5*      -- 1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to
              Exhibit 4.1 to Form S-8 Registration Statement filed on April 14, 1989.
10.6*      -- 1992 Stock Option Plan, as amended and restated as of December 12, 1996.
10.7*      -- Incentive Compensation Plan, as amended and restated as of January 1, 1996.
10.8*      -- Officers' Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended
              December 31, 1992.
10.9       -- Nonemployee Directors' Retirement Plan, effective as of January 1, 1988, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended
              December 31, 1992.
10.10      -- Directors' Supplemental Medical Plan, as amended and restated as of February 16,
              1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.11*     -- Nonemployee Directors' Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated
              March 24, 1995.
13         -- Pages 23-47 of the Annual Report, but only to the extent set forth in Items 1, 5,
              6, 7 and 8 hereof.
21         -- Subsidiaries of UST.
23         -- Consent of Independent Auditors.
27         -- Financial Data Schedule.

---------------
(b) No current reports on Form 8-K were filed during the fourth quarter of Registrant's most recent fiscal year.

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

                                            UST Inc.
Date: February 28, 1997
                                            By:      VINCENT A. GIERER, JR.
                                              ----------------------------------
                                                    VINCENT A. GIERER, JR.
                                                 CHAIRMAN OF THE BOARD, CHIEF
                                                EXECUTIVE OFFICER AND PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                       Chairman of the Board,
                       Chief Executive Officer
                      and President (Principal
February 28, 1997        Executive Officer)                  VINCENT A. GIERER, JR.
                                                   -------------------------------------------
                                                             VINCENT A. GIERER, JR.

                        Senior Vice President
                           and Controller
                        (Principal Accounting
                        Officer and Principal
February 28, 1997        Financial Officer)                  ROBERT T. D'ALESSANDRO
                                                   -------------------------------------------
                                                             ROBERT T. D'ALESSANDRO

February 28, 1997             Director                           JAMES W. CHAPIN
                                                   -------------------------------------------
                                                                 JAMES W. CHAPIN

February 28, 1997             Director                       EDWARD H. DEHORITY, JR.
                                                   -------------------------------------------
                                                             EDWARD H. DEHORITY, JR.

February 28, 1997             Director                         ELAINE J. EISENMAN
                                                   -------------------------------------------
                                                               ELAINE J. EISENMAN

February 28, 1997       Chairman of the Board                VINCENT A. GIERER, JR.
                                                   -------------------------------------------
                                                             VINCENT A. GIERER, JR.

February 28, 1997             Director                             P.X. KELLEY
                                                   -------------------------------------------
                                                                   P.X. KELLEY

February 28, 1997             Director                           RALPH L. ROSSI
                                                   -------------------------------------------
                                                                 RALPH L. ROSSI

February 28, 1997             Director                          SPENCER R. STUART
                                                   -------------------------------------------
                                                                SPENCER R. STUART

February 28, 1997             Director                           JOHN P. WARWICK
                                                   -------------------------------------------
                                                                 JOHN P. WARWICK

February 28, 1997             Director                       LOWELL P. WEICKER, JR.
                                                   -------------------------------------------
                                                             LOWELL P. WEICKER, JR.

                                 EXHIBIT INDEX

 3.1       -- Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
 3.2       -- By-Laws adopted on December 23, 1986, incorporated by reference to Exhibit 3.2 to
              Form S-4 Registration Statement filed on March 20, 1987.
10.1*      -- Form of Employment Agreement entered into on July 23, 1987 between Registrant and
              Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit
              10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*      -- Employment Agreement dated December 1, 1993 between Registrant and John J.
              Bucchignano, a former Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1993.
10.3*      -- Form of Employment Agreement for Robert D. Rothenberg, a former Executive Officer.
10.4*      -- Form of Severance Agreement dated October 27, 1986 between Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.5*      -- 1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to
              Exhibit 4.1 to Form S-8 Registration Statement filed on April 14, 1989.
10.6*      -- 1992 Stock Option Plan, as amended and restated as of December 12, 1996.
10.7*      -- Incentive Compensation Plan, as amended and restated as of January 1, 1996.
10.8*      -- Officers' Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended
              December 31, 1992.
10.9       -- Nonemployee Directors' Retirement Plan, effective as of January 1, 1988, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended
              December 31, 1992.
10.10      -- Directors' Supplemental Medical Plan, as amended and restated as of February 16,
              1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.11*     -- Nonemployee Directors' Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated
              March 24, 1995.
13         -- Pages 23-47 of the Annual Report, but only to the extent set forth in Items 1, 5,
              6, 7 and 8 hereof.
21         -- Subsidiaries of UST.
23         -- Consent of Independent Auditors.
27         -- Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.