Form 10-Q
period 1997-03-31
UST INC
filed 1997-05-09
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 1997

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

    Number of Common shares ($.50 par value) outstanding at March 31, 1997 183,636,036

                                    UST INC.

                                  (REGISTRANT)


                                      INDEX


                                                                           Page No.
                                                                           --------
Part I.  Financial Information:

           Condensed Consolidated Statement of Financial Position -
                March 31, 1997 and December 31, 1996                            2

           Condensed Consolidated Statement of Earnings -
                Three months ended March 31, 1997 and 1996                      3

           Condensed Consolidated Statement of Cash Flows -
                Three months ended March 31, 1997 and 1996                      4

           Notes to Condensed Consolidated Financial Statements                 5

           Management's Discussion and Analysis of Operations and
                Financial Condition                                             7


Part II.  Other Information:

           Item 1. Legal Proceedings                                            9

           Item 4. Submission of Matters to a Vote of Security Holders          9

           Item 6. Exhibits and Reports on Form 8-K                             9
                     27.  Financial Data Schedule

           Signatures                                                           10


                                       (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    (Dollars in thousands, except share data)

                                                                            March 31,     December 31,
                                                                              1997           1996
                                                                            ---------     -----------
                                                                           (Unaudited)      (Note)
ASSETS
Current assets
  Cash and cash equivalents                                                 $ 16,874       $ 54,452
  Accounts receivable                                                         89,214         77,855
  Inventories:
    Leaf tobacco                                                             167,704        136,881
    Products in process and finished goods                                   116,756        117,924
    Other materials and supplies                                              17,100         16,620
                                                                            --------       --------
                                                                             301,560        271,425
  Prepaid expenses and other current assets                                   45,575         40,446
                                                                            --------       --------
                           Total current assets                              453,223        444,178

Property, plant and equipment, net                                           306,159        300,885
Deferred income taxes                                                          7,330          7,626
Other assets                                                                  57,910         54,703
                                                                            --------       --------
                           Total assets                                     $824,622       $807,392
                                                                            ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                    $114,000       $150,000
  Accounts payable and accrued expenses                                       89,010        113,635
  Income taxes                                                                97,609         42,918
                                                                            --------       --------
                           Total current liabilities                         300,619        306,553

Long-term debt                                                               100,000        100,000
Postretirement benefits other than pensions                                   71,399         70,209
Other liabilities                                                             54,308         48,610
                                                                            --------       --------

                           Total liabilities                                 526,326        525,372

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 204,976,036 shares in 1997
     and 204,154,736 shares in 1996                                          102,488        102,077
  Additional paid-in capital                                                 435,328        414,274
  Retained earnings                                                          415,418        388,505
                                                                            --------       --------
                                                                             953,234        904,856
  Less cost of shares in treasury - 21,340,000
      shares in 1997 and 20,299,000 shares in 1996                           654,938        622,836
                                                                            --------       --------

                           Total stockholders' equity                        298,296        282,020
                                                                            --------       --------
                           Total liabilities and stockholders' equity       $824,622       $807,392
                                                                            ========       ========

Note: The statement of financial position at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

                                       (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                 Three months ended March 31,
                                                 ----------------------------
                                                     1997           1996
                                                     ----           ----
Net sales                                          $340,539       $327,791

Costs and expenses
  Cost of products sold                              65,090         63,525
  Selling, advertising and administrative           110,771         89,266
  Interest, net                                       2,467          1,332
                                                   --------       --------
    Total costs and expenses                        178,328        154,123
                                                   --------       --------

Earnings before income taxes                        162,211        173,668
Income taxes                                         61,005         66,872
                                                   --------       --------
Net earnings                                       $101,206       $106,796
                                                   ========       ========


Net earnings per share                             $    .55       $    .55


Cash dividends per common share                    $.40 1/2       $    .37

Average number of common shares outstanding
  1996 amounts include common stock
  equivalents                                       183,607        194,638


See Notes to Condensed Consolidated Financial Statements.

                                       (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                             Three months ended March 31,
                                                             ----------------------------
                                                                  1997             1996
OPERATING ACTIVITIES
Net cash provided by operating activities                     $  96,158        $  94,907

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                 (12,806)          (7,421)
                                                              ---------        ---------
         Net cash used in investing activities                  (12,806)          (7,421)
                                                              ---------        ---------

FINANCING ACTIVITIES
Repayment of borrowings                                         (36,000)         (25,000)
Proceeds from the issuance of common stock                       21,465           14,567
Dividends paid                                                  (74,293)         (70,126)
Common stock repurchased                                        (32,102)         (59,779)
                                                              ---------        ---------
         Net cash used in financing activities                 (120,930)        (140,338)
                                                              ---------        ---------

         Decrease in cash and cash equivalents                  (37,578)         (52,852)

         Cash and cash equivalents at beginning of year          54,452           69,403
                                                              ---------        ---------

         Cash and cash equivalents at end of period           $  16,874        $  16,551
                                                              =========        =========

----------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                               $   3,242        $  20,826

   Interest                                                       2,230            1,677
----------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.



                                       (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1996.

REPURCHASE OF COMMON STOCK

During 1997, Registrant continued its program to repurchase a portion of its outstanding common stock, up to a maximum of twenty million shares. As of December 31, 1996, .5 million shares were repurchased under the current program. Through March 31, 1997 an additional 1 million shares costing $32.1 million were repurchased.

EARNINGS PER SHARE

On December 31, 1997, Registrant is required to adopt Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share." This new rule requires Registrant to change the method it currently uses to compute earnings per share and requires restatement of all prior periods. Under the new requirements, the dilutive effect of stock options are excluded from computing primary earnings per share. The impact of SFAS No. 128 will not change earnings per share reported for the first quarter of 1997 since Registrant was not required to include the dilutive effect of stock options under the current accounting rules. However, earnings per share for the first quarter of 1996 would have increased by 1 cent to 56 cents per share. Under SFAS No. 128 diluted earnings per share would have been 55 cents per share for both the first quarter of 1997 and 1996.

CONTINGENCIES

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



                                       (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Registrant has been named in three actions brought by individual plaintiffs, all of whom are represented by the same Louisiana attorney, against a number of smokeless tobacco manufacturers, cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Registrant also has been named in an action seeking damages and other relief and purports to state a class action on behalf of residents of Louisiana who have purchased and used smokeless tobacco manufactured by defendants. This action is brought against Registrant and certain other organizations by various plaintiffs' counsel, including counsel who initiated a similiar action on behalf of Kansas residents which ultimately was dismissed by court order in 1995.

On April 28, 1997, Registrant was served with a Summons and Complaint in an action seeking damages and other relief brought by an individual plaintiff and purports to state a class action "on behalf of himself and all other persons similarly situated" alleging that his use of Registrant's smokeless tobacco products "resulted in his addiction to nicotine, increased use of defendants' smokeless tobacco products and gum deterioration."

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. All such cases are, and will continue to be, vigorously defended, and Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on the consolidated financial statements of Registrant.

OTHER MATTERS

On August 28, 1996, the Food and Drug Administration (FDA) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purport to regulate smokeless tobacco products as a "medical device." The final regulations include severe restrictions on the advertising, marketing and promotion of smokeless tobacco products and will require Registrant to comply with a wide range of labeling, reporting and other requirements. Registrant and other smokeless tobacco manufacturers filed suit seeking a judicial declaration that the FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that the FDA, as a matter of law, is not precluded from regulating cigarettes and smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions. Further trial proceedings are still required to determine whether FDA, based on the facts, can prove that smokeless tobacco products fit the statutory definitions and the restrictions are justified. The court, granting Registrant's motion for summary judgment, also ruled that the FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit any of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." Registrant intends to appeal certain aspects of this ruling to the Fourth Circuit Court of Appeals. Registrant is not able to predict the outcome of the appeal, or assess the future effect that these FDA regulations, if implemented, may have on its tobacco business.

                                       (6)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
First quarter 1997 compared
with the first quarter of 1996

Net sales for the first quarter were $340.5 million, a 4 percent increase over the corresponding period in the prior year. The Wine and Other segments posted sales gains for the first quarter. Tobacco segment sales remained stable as higher selling prices were offset by a 2.9 percent decline in domestic unit volume for moist smokeless tobacco. Higher selling prices and volume gains for wine and cigars were the primary reasons for the consolidated net sales gain. Registrant believes that unit volume results for moist smokeless tobacco for the first quarter of 1997 were adversely affected primarily by continuing competitive pressures in the marketplace. Also, a one-time unit volume adjustment due to a change in Registrant's delivery pattern to wholesalers offset additional unit volume generated by the introduction of a new product, Copenhagen Long Cut, which occurred at the end of the first quarter.

Cost of products sold increased for the first quarter due to higher unit costs for domestic moist smokeless tobacco and unit volume gains for cigars and wine, partially offset by the absence of costs for businesses sold in 1996 and the volume decline for domestic moist smokeless tobacco. The overall gross profit percentage remained stable in the first quarter as higher selling prices were offset by higher unit costs for domestic moist smokeless tobacco.

Selling, advertising and administrative expenses increased for the Tobacco and Other segments and remained stable for the Wine segment. Increased selling and advertising expenses in the Tobacco segment were primarily due to higher than anticipated costs for consumer promotions in support of our moist smokeless tobacco products. The Other segment increase resulted from higher spending for the entertainment business and the international operations primarily related to smokeless tobacco market development expenses in Mexico and the cigar business. Also included in administrative and other expenses is a one-time charge resulting from recording the present value of future obligations arising under employment contracts for two former officers and higher professional fees associated with addressing legal and regulatory issues.

Net interest expense increased significantly primarily due to higher average levels of debt outstanding.

Net earnings decreased 5 percent and earnings per share were the same as compared to the corresponding period in the prior year.

                                       (7)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION (Continued)


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1996

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. Net cash provided by operating activities remained stable as compared to the similar period in the prior year primarily due to increases in income taxes payable, offset by increases to accounts receivable, along with lower net earnings. A primary use of cash in operations was for purchases of leaf tobacco and related costs of $44.2 million, which were lower than amounts expended in the corresponding period in the prior year. In 1997, Registrant anticipates that total purchases of leaf tobacco and related costs will approximate amounts expended in 1996.

Net cash used in investing activities was for the purchase of property, plant and equipment. Registrant expects the total 1997 capital program to approximate $71 million.

Net cash used in financing activities were amounts expended for dividends, the stock repurchase program and the reduction of borrowings. Amounts expended for the stock repurchase program were lower than the corresponding period in the prior year. At the present time Registrant has allocated approximately $24 million for the stock repurchase program for the second quarter of 1997. Registrant expects to review the program during the second half of 1997. Availability of funds and market prices will determine the number of shares actually repurchased, as well as whether additional borrowings will be utilized to augment the share repurchase program for the remainder of the year.

Registrant will continue to have significant cash requirements for the remainder of 1997, primarily for dividends, the stock repurchase program and capital spending. Registrant expects to meet these requirements with internally generated funds augmented by borrowings when necessary.

                                       (8)

                                    UST Inc.
                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            On April 28, 1997, Registrant was served with a Summons and Complaint in an action entitled Swanson v. United States Tobacco Company, et al., (No. 97CH004873), Circuit Court of Cook County, Illinois, County Department, Chancery Division. This action is brought by an individual plaintiff and purports to state a class action "on behalf of himself and all other persons similarly situated." Plaintiff alleges that his use of Registrant's smokeless tobacco products "resulted in his addiction to nicotine, increased use of defendants' smokeless tobacco products and gum deterioration." The action seeks certification of the class, unspecified compensatory damages, attorneys fees and other relief. Registrant intends to defend this action vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders

            (a) The 1997 Annual Meeting of Stockholders was held on May 6, 1997.

            (c) Matters voted upon at the meeting:

                                   Affirmative      Negative                       Broker
                                      Votes           Votes        Abstentions    Non-Votes
                                   -----------      --------       -----------    ---------
            Ratification           161,303,972         475,570        489,610         N/A
            and Approval
            of Independent
            Auditors
            (Proposal No. 2)

            Stockholder              6,421,383     130,470,113      8,459,490     16,918,166
            Proposal
            (Proposal No. 3)

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

            27. Financial Data Schedule

            (b) Reports on Form 8-K

            There were no reports on Form 8-K for the three months ended March 31, 1997.

                                      (9)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                          UST Inc.
                                                      ----------------
                                                        (Registrant)





Date  May 9, 1997                         /s/ Robert T. D'Alessandro
      ------------                        ------------------------------------
                                          Robert T. D'Alessandro
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer and
                                          Principal Financial Officer)




                                      (10)