Form 10-Q
period 1997-06-30
UST INC
filed 1997-08-13
CIK 811669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended  June 30, 1997

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

Number of Common shares ($.50 par value) outstanding at June 30, 1997
183,838,536

                                    UST Inc.

                                  (Registrant)


                                      INDEX


                                                                            Page No.
                                                                            --------
Part I.    Financial Information:

            Condensed Consolidated Statement of Financial Position -
                 June 30, 1997 and December 31, 1996                             2

            Condensed Consolidated Statement of Earnings -
                 Three and six months ended June 30, 1997 and 1996               3

            Condensed Consolidated Statement of Cash Flows -
                 Six months ended June 30, 1997 and 1996                         4

            Notes to Condensed Consolidated Financial Statements                 5

            Management's Discussion and Analysis of Operations and
                 Financial Condition                                             8


Part II.  Other Information:

            Item 1. Legal Proceedings                                           10

            Item  6. Exhibits and Reports on Form 8-K                           10
                       27. Financial Data Schedule

            Signature                                                           11


                                       (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except share data)

                                                                             June 30,      December 31,
                                                                               1997           1996
                                                                            ----------     ------------
                                                                            (Unaudited)       (Note)
ASSETS
Current assets
  Cash and cash equivalents                                                 $   22,658       $ 54,452
  Accounts receivable                                                           76,897         77,855
  Inventories:
    Leaf tobacco                                                               154,585        136,881
    Products in process and finished goods                                     112,767        117,924
    Other materials and supplies                                                18,232         16,620
                                                                            ----------       --------
                                                                               285,584        271,425
  Prepaid expenses and other current assets                                     39,187         40,446
                                                                            ----------       --------
                            Total current assets                               424,326        444,178

Property, plant and equipment, net                                             307,944        300,885
Deferred income taxes                                                           10,885          7,626
Other assets                                                                    56,157         54,703
                                                                            ----------       --------
                            Total assets                                    $  799,312       $807,392
                                                                            ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                    $  105,000       $150,000
  Accounts payable and accrued expenses                                         94,044        113,635
  Income taxes                                                                  34,509         42,918
                                                                            ----------       --------
                            Total current liabilities                          233,553        306,553

Long-term debt                                                                 100,000        100,000
Postretirement benefits other than pensions                                     72,046         70,209
Other liabilities                                                               45,703         48,610
                                                                            ----------       --------

                            Total liabilities                                  451,302        525,372

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10  million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 205,663,536 shares in 1997,
     and 204,154,736 shares in 1996                                            102,832        102,077
  Additional paid-in capital                                                   455,967        414,274
  Retained earnings                                                            457,766        388,505
                                                                            ----------       --------
                                                                             1,016,565        904,856
  Less cost of shares in treasury - 21,825,000
     shares in 1997 and 20,299,000 shares in 1996                              668,555        622,836
                                                                            ----------       --------

                           Total stockholders' equity                          348,010        282,020
                                                                            ----------       --------
                           Total liabilities and stockholders' equity       $  799,312       $807,392
                                                                            ==========       ========

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

See Notes to Condensed Consolidated Financial Statements.


                                       (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                      Three months ended              Six months ended
                                                            June 30,                       June 30,
                                                     ---------------------           -------------------
                                                     1997             1996           1997           1996
                                                     ----             ----           ----           ----
Net sales                                          $365,107         $350,542       $705,646       $678,333
Costs and expenses:
  Cost of products sold                              71,358           67,048        136,448        130,573
  Selling, advertising and administrative           103,858           88,229        214,629        177,495
  Interest, net                                       2,582            1,749          5,049          3,081
                                                   --------         --------       --------       --------
    Total costs and expenses                        177,798          157,026        356,126        311,149
                                                   --------         --------       --------       --------

Earnings before income taxes                        187,309          193,516        349,520        367,184
Income taxes                                         70,420           74,439        131,425        141,311
                                                   --------         --------       --------       --------
Net earnings                                       $116,889         $119,077       $218,095       $225,873
                                                   ========         ========       ========       ========


Net earnings per share                             $    .64         $    .62       $   1.19       $   1.17

Cash dividends per common share                    $    .40 1/2     $    .37       $    .81       $    .74

Average number of common shares outstanding
 1996 amounts include common stock
 equivalents                                        183,620          192,803        183,614        193,721


See Notes to Condensed Consolidated Financial Statements.

                                       (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                    Six months ended June 30,
                                                                    -------------------------
                                                                      1997             1996
                                                                      ----             ----
OPERATING ACTIVITIES

Net cash provided by operating activities                          $ 169,438        $ 180,476

INVESTING ACTIVITIES

Purchases of property, plant and equipment, net                      (22,043)         (12,284)
Proceeds received from prepayment of royalties                        25,732               --
                                                                   ---------        ---------
         Net cash provided by (used in) investing activities           3,689          (12,284)
                                                                   ---------        ---------

FINANCING ACTIVITIES

Repayment of borrowings                                              (45,000)         (25,000)
Proceeds from the issuance of common stock                            34,496           25,651
Dividends paid                                                      (148,698)        (139,756)
Common stock repurchased                                             (45,719)         (86,498)
                                                                   ---------        ---------
         Net cash used in financing activities                      (204,921)        (225,603)
                                                                   ---------        ---------

         Decrease in cash and cash equivalents                       (31,794)         (57,411)

         Cash and cash equivalents at beginning of year               54,452           69,403
                                                                   ---------        ---------

         Cash and cash equivalents at end of period                $  22,658        $  11,992
                                                                   =========        =========

---------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                    $ 136,317        $ 150,364

   Interest                                                            4,794            3,753
---------------------------------------------------------------------------------------------



See Notes to Condensed Consolidated Financial Statements.

                                       (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1996.

REPURCHASE OF COMMON STOCK

During 1997, Registrant continued its program to repurchase a portion of its outstanding common stock, up to a maximum of twenty million shares. As of December 31, 1996, .5 million shares were repurchased under the current program. In the first six months of 1997, an additional 1.5 million shares costing $45.7 million were repurchased. Registrant has suspended its stock repurchase program indefinitely in anticipation of the proposed resolution of regulatory and litigation issues affecting the United States tobacco industry. (See Other Matters Note.)

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure," both with effective dates in the fourth quarter of 1997. SFAS No. 128 requires Registrant to change the method it currently uses to compute earnings per share and requires restatement of all prior periods. Under the new requirements, the dilutive effect of stock options are excluded from computing "basic" earnings per share and remain in the diluted computation. The impact of SFAS No. 128 will not change earnings per share reported for the second quarter and six month periods of 1997 since Registrant was not required to include the dilutive effect of stock options under the current accounting rules. However, 1996 earnings per share would have increased by 1 cent to 63 cents per share for the second quarter and by 3 cents to $1.20 per share for the six month period. Under SFAS No. 128 diluted earnings per share would have been 63 cents and 62 cents for the second quarter of 1997 and 1996, respectively, and would have been $1.18 per share for both six month periods of 1997 and 1996. Registrant anticipates no additional disclosure requirements upon adoption of SFAS No. 129.



                                       (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Also in June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 is effective for the first quarter of 1998, while SFAS No. 131 is effective for year end financial reporting in 1998 and additionally on an interim basis thereafter. Both pronouncements require Registrant to provide additional disclosures and Registrant expects no material impact upon adoption of these two pronouncements.

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

Registrant has been named in three actions brought by individual plaintiffs, all of whom are represented by the same Louisiana attorney, against a number of smokeless tobacco manufacturers, cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Registrant also has been named in two actions seeking damages and/or other relief and purport to state class actions on behalf of residents of Louisiana who have purchased and used smokeless tobacco manufactured by defendants.

Registrant has also been named in another action in Illinois seeking damages and other relief brought by an individual plaintiff and purports to state a class action "on behalf of himself and all other persons similarly situated" alleging that his use of Registrant's smokeless tobacco products "resulted in his addiction to nicotine, increased use of defendants' smokeless tobacco products and gum deterioration."

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. All such cases are, and will continue to be, vigorously defended, and Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on the consolidated financial statements of Registrant.

                                       (6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


OTHER MATTERS

On August 28, 1996, the Food and Drug Administration (FDA) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purport to regulate smokeless tobacco products as a "medical device." The final regulations include severe restrictions on the advertising, marketing and promotion of smokeless tobacco products and will require Registrant to comply with a wide range of labeling, reporting and other requirements. Registrant and other smokeless tobacco manufacturers filed suit seeking a judicial declaration that the FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that the FDA, as a matter of law, is not precluded from regulating cigarettes and smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions. Further trial proceedings are still required to determine whether the FDA, based on the facts, can prove that smokeless tobacco products fit the statutory definitions and the restrictions are justified. The court, granting Registrant's motion for summary judgment, also ruled that the FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit any of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." Certain aspects of this ruling have been appealed to the Fourth Circuit Court of Appeals. Registrant is not able to predict the outcome of the appeal, or assess the future effect that these FDA regulations, if implemented, may have on its tobacco business.

On June 20, 1997, Registrant's subsidiary, United States Tobacco Company, along with other manufacturers in the United States tobacco industry, executed a Memorandum of Understanding (the "Memorandum") to support the adoption of federal legislation incorporating the features described in the proposed resolution attached to the Memorandum. The proposed resolution, if enacted into law, would achieve a resolution of many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. However, if such legislation were enacted the financial obligations to be imposed on Registrant are expected to be significant although the precise amount of such obligations cannot be determined at this time. Discussions with other tobacco manufacturers, who were participants in the negotiations which led to the Memorandum, are continuing regarding the allocation of both the initial and subsequent payments and Registrant's obligations related thereto. Depending on the amounts required to be paid by Registrant, as well as a number of other factors, including (i) the timing of any payments and the means used to finance such payments; (ii) the effect of the legislation on the pricing and consumption of smokeless tobacco products; and (iii) the impact of the legislation on Registrant's competitive position in the smokeless tobacco industry, its financial position could be materially adversely affected in the year of implementation and the unit volume, operating revenues and operating income of Registrant could be materially adversely affected in future years. There can be no assurance that legislation reflecting the proposed resolution or any legislation will be enacted.

Also, during the second quarter Registrant received a $25.7 million prepayment of royalties (approximately 8 cents per share) in connection with a previous divestiture. Additionally, Registrant recorded a write-down of production costs and prepaid royalties of $24.1 million as a result of revised sales and marketing strategies at its entertainment subsidiary.


                                       (7)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
Second quarter and six months of 1997 compared with the corresponding periods of 1996

Net sales increased by 4 percent for both the second quarter and six month periods as compared with the corresponding periods in the prior year. The Tobacco and Wine segments posted sales gains for both periods while sales for the Other segment increased for the six month period but were lower for the second quarter. Higher selling prices for domestic moist smokeless tobacco products, wine and cigars along with increased case volume for premium wine were the primary reasons for the increase in consolidated net sales in both periods. Domestic unit volume for moist smokeless tobacco increased 0.4 percent for the second quarter and decreased 1.2 percent for the six month period. Registrant believes that unit volume results for moist smokeless tobacco were adversely affected by continuing competitive pressures in the marketplace. On July 24, 1997 Registrant through its wholly owned subsidiary United States Tobacco Company announced a series of new marketing and sales initiatives intended to help address the competitive situation in the marketplace.

Cost of products sold increased for both the second quarter and six month period. Both periods included higher unit costs for domestic moist smokeless tobacco and unit volume gains for wine, partially offset by the absence of costs for businesses sold in 1996. The six month period also included increased costs due to a volume gain for cigars. The overall gross profit percentage remained stable for the second quarter and six month period. Both periods include the effects of higher selling prices offset by higher unit costs for domestic moist smokeless tobacco.

Selling, advertising and administrative expenses increased for both the second quarter and six month periods for the Tobacco and Other segments and remained stable for the Wine segment. Selling and advertising expenses increased for the Tobacco segment in both periods primarily due to consumer promotions in support of moist smokeless tobacco products including the introduction of a new product, Copenhagen Long Cut. The increase in the Other segment for both periods resulted from higher spending for the international operations primarily related to moist smokeless tobacco market development expenses in Mexico and higher spending in the cigar business. Also included in the Other segment for both periods is income resulting from the prepayment of royalties received in connection with a previous divestiture. Offsetting this income is a write-down of production costs and prepaid royalties as a result of revised sales and marketing strategies at the entertainment subsidiary. Administrative and other expenses increased in both periods primarily due to higher professional fees associated with legal and regulatory issues. The six month period also includes a one-time charge resulting from recording the present value of future obligations arising under the employment contracts for two former executive officers.

Net interest expense increased significantly in both periods primarily due to higher average levels of debt outstanding.

Net earnings for the second quarter and six month period decreased 2 percent and 3 percent, respectively, as compared to the corresponding periods in the prior year. Earnings per share increased 3 percent for the second quarter and 2 percent for the six month period as a result of lower average shares outstanding due to the share repurchase program and the fact that Registrant's common stock equivalents were not included in its 1997 average shares computation since they did not meet the dilution test.


                                       (8)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1996

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The decrease in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to an increase in inventories and lower net earnings, partially offset by a decrease in income taxes payable. A primary use of cash in operations was for purchases of leaf tobacco and related costs of $49.1 million, which were lower than amounts expended in the corresponding period in the prior year. Registrant anticipates that total purchases of leaf tobacco and related costs in 1997 will approximate amounts expended in 1996.

Net cash provided by investing activities resulted from the proceeds received from the prepayment of royalties in connection with a previous divestiture, partially offset by the purchase of property, plant and equipment. Registrant expects the 1997 capital program to approximate $71 million.

Net cash used in financing activities were amounts expended for dividends, the stock repurchase program and the repayment of borrowings. Amounts expended for the stock repurchase program were lower than in the corresponding period of the prior year and are expected to be lower for the remainder of 1997 due to the indefinite suspension of the program. (See Other Matters Note.)

Registrant will continue to have significant cash requirements for the remainder of 1997, primarily for dividends and capital spending. Registrant expects to meet these requirements with internally generated funds augmented by borrowings when necessary. If legislation implementing the proposed resolution or similar legislation were enacted, the financial obligations to be imposed on Registrant are expected to be significant, although the precise amount of such obligations cannot be determined at this time. (See Other Matters Note.)


Forward-Looking and Cautionary Statements

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1996 Form 10-K, and to the legal and regulatory initiatives described in Form 8-K, dated July 3, 1997, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.


                                       (9)

                                    UST Inc.
                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         In Norma R. Broin, et al. v. Philip Morris Companies, Inc., et al., (Case No. 91-49738(22)), on May 30, 1997, the Court entered an Order dismissing Registrant's subsidiary, United States Tobacco Company, from the action.

         On July 3, 1997, Registrant was served with a Summons and Complaint in an action entitled Doyle v. United States Tobacco Company, et al., (Case No. C-97-380), 33rd Judicial District Court, Parish of Allen, Louisiana. This action is brought by an individual plaintiff and purports to state a class action on behalf of himself and "all Louisiana residents or former Louisiana residents who are or who were smokeless tobacco users on or before June 30, 1997." The action seeks the establishment of a medical monitoring fund; the complaint does not state a claim for compensatory damages and states that "plaintiffs represent that no individual claim within the class will exceed $75,000."


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         27.      Financial Data Schedule

         (b)      Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended June 30, 1997.


                                      (10)

                                    SIGNATURE



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






                                                         UST Inc.
                                                ---------------------------
                                                       (Registrant)





Date: August 13, 1997                      /s/ Robert T. D'Alessandro
                                           -------------------------------------
                                           Robert T. D'Alessandro
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer and
                                           Principal Financial Officer)



                                      (11)