Form 10-Q
period 1997-09-30
UST INC
filed 1997-11-12
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1997

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

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

 Number of Common shares ($.50 par value) outstanding at September 30, 1997

                                                                     184,271,536

                                    UST Inc.

                                  (Registrant)


                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.    Financial Information:

            Condensed Consolidated Statement of Financial Position -
                 September 30, 1997 and December 31, 1996                     2

            Condensed Consolidated Statement of Earnings -
                 Three and nine months ended September 30, 1997 and 1996      3

            Condensed Consolidated Statement of Cash Flows -
                 Nine months ended September 30, 1997 and 1996                4

            Notes to Condensed Consolidated Financial Statements              5

            Management's Discussion and Analysis of Operations and
                 Financial Condition                                          9


Part II.  Other Information:

            Item 1. Legal Proceedings                                        12

            Item 6. Exhibits and Reports on Form 8-K                         12
                       27. Financial Data Schedule


            Signature                                                        13

                                       (1)

                                                  UST Inc.
                           CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                               (Dollars in thousands, except per share data)

                                                                            September 30,      December 31,
                                                                                1997              1996
                                                                            -------------      ------------
                                                                             (Unaudited)          (Note)
ASSETS
Current assets
  Cash and cash equivalents                                                  $   11,341        $   54,452
  Accounts receivable                                                            78,588            77,855
  Inventories:
    Leaf tobacco                                                                146,681           136,881
    Products in process and finished goods                                      114,268           117,924
    Other materials and supplies                                                 17,395            16,620
                                                                             ----------        ----------
                                                                                278,344           271,425
  Prepaid expenses and other current assets                                      50,312            40,446
                                                                             ----------        ----------
                           Total current assets                                 418,585           444,178

Property, plant and equipment, net                                              314,162           300,885
Deferred income taxes                                                            11,255             7,626
Other assets                                                                     56,026            54,703
                                                                             ----------        ----------
                            Total assets                                     $  800,028        $  807,392
                                                                             ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                     $   46,000        $  150,000
  Accounts payable and accrued expenses                                         110,282           113,635
  Income taxes                                                                   29,103            42,918
                                                                             ----------        ----------
                            Total current liabilities                           185,385           306,553

Long-term debt                                                                  100,000           100,000
Postretirement benefits other than pensions                                      73,010            70,209
Other liabilities                                                                45,985            48,610
                                                                             ----------        ----------

                            Total liabilities                                   404,380           525,372

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10  million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 206,096,536 shares in 1997,
     and 204,154,736 shares in 1996                                             103,048           102,077
  Additional paid-in capital                                                    463,779           414,274
  Retained earnings                                                             497,376           388,505
                                                                             ----------        ----------
                                                                              1,064,203           904,856
  Less cost of shares in treasury - 21,825,000
     shares in 1997 and 20,299,000 shares in 1996                               668,555           622,836
                                                                             ----------        ----------

                           Total stockholders' equity                           395,648           282,020
                                                                             ----------        ----------
                           Total liabilities and stockholders' equity        $  800,028        $  807,392
                                                                             ==========        ==========

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


                                                    (2)

                                                       UST Inc.
                                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                       (In thousands, except per share amounts)
                                                     (Unaudited)



                                                          Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                       -------------------------         ----------------------------
                                                       1997              1996             1997              1996
                                                       ----              ----             ----              ----

Net sales                                           $  360,582        $  359,485        $1,050,962        $1,027,303

Costs and expenses:
  Cost of products sold                                 74,574            69,892           211,022           200,465
  Selling, advertising and administrative              101,367            89,411           300,730           256,391
  Interest, net                                          1,495             1,509             6,544             4,590
                                                    ----------        ----------        ----------        ----------
    Total costs and expenses                           177,436           160,812           518,296           461,446
                                                    ----------        ----------        ----------        ----------

Earnings before income taxes                           183,146           198,673           532,666           565,857
Income taxes                                            68,924            75,016           200,349           216,327
                                                    ----------        ----------        ----------        ----------
Net earnings                                        $  114,222        $  123,657        $  332,317        $  349,530
                                                    ==========        ==========        ==========        ==========


Net earnings per share                              $      .62        $      .65        $     1.81        $     1.81

Cash dividends per common share                       $.40 1/2        $      .37         $1.21 1/2        $     1.11

Average number of common shares outstanding
 1996 amounts include common stock
 equivalents                                           184,025           191,395           183,752           192,942


See Notes to Condensed Consolidated Financial Statements.


                                                         (3)

                                                    UST Inc.
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (In thousands)
                                                  (Unaudited)



                                                                                   Nine months ended September 30,
                                                                                      1997                1996
                                                                                      ----                ----
OPERATING ACTIVITIES

Net cash provided by operating activities                                           $ 297,708         $ 325,579

INVESTING ACTIVITIES

Purchases of property, plant and equipment, net                                       (36,046)          (25,796)
Proceeds received from prepayment of royalties                                         25,732                --
                                                                                    ---------         ---------

         Net cash used in investing activities                                        (10,314)          (25,796)
                                                                                    ---------         ---------

FINANCING ACTIVITIES

Repayment of borrowings                                                              (104,000)          (25,000)
Proceeds from the issuance of common stock                                             42,524            30,050
Dividends paid                                                                       (223,310)         (208,916)
Common stock repurchased                                                              (45,719)         (145,904)
                                                                                    ---------         ---------

         Net cash used in financing activities                                       (330,505)         (349,770)
                                                                                    ---------         ---------

         Decrease in cash and cash equivalents                                        (43,111)          (49,987)

         Cash and cash equivalents at beginning of year                                54,452            69,403
                                                                                    ---------         ---------

         Cash and cash equivalents at end of period                                 $  11,341         $  19,416
                                                                                    =========         =========


---------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Income taxes                                                                     $ 209,774         $ 220,409

   Interest                                                                             6,911             5,487

---------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1996.

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

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure," both with effective dates in the fourth quarter of 1997. SFAS No. 128 requires Registrant to change the method it currently uses to compute earnings per share and requires restatement of all prior periods. Under the new requirements, the dilutive effect of stock options are excluded from computing "basic" earnings per share and remain in the diluted computation. The impact of SFAS No. 128 will not change earnings per share reported for the third quarter and nine month periods of 1997 since Registrant was not required to include the dilutive effect of stock options under the current accounting rules. However, 1996 earnings per share would have increased by 1 cent to 66 cents per share for the third quarter and by 5 cents to $1.86 per share for the nine month period. Under SFAS No. 128 diluted earnings per share would have been 62 cents and 65 cents for the third quarter of 1997 and 1996, respectively, and would have been $1.79 per share and $1.83 per share for the nine month periods of 1997 and 1996, respectively. Registrant anticipates no additional disclosure requirements upon adoption of SFAS No. 129.


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

CONTINGENCIES

Registrant has been named in certain health care cost reimbursement/third party recoupment/class action litigation against the major domestic cigarette companies and others seeking damages and other relief. The complaints in these cases on their face predominantly relate to the usage of cigarettes; within that context, certain complaints contain a few allegations relating specifically to smokeless tobacco products. These actions are in varying stages of pretrial activities.

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

Registrant is named in three actions brought by individual plaintiffs, all of whom are represented by the same Louisiana attorney, against a number of smokeless tobacco manufacturers, cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Registrant is also named in an action seeking damages and/or other relief and purports to state a class action on behalf of residents of Louisiana who have purchased and used smokeless tobacco manufactured by defendants.

Registrant also is named in another action in Illinois seeking damages and other relief brought by an individual plaintiff and purports to state a class action "on behalf of himself and all other persons similarly situated" alleging that his use of Registrant's smokeless tobacco products "resulted in his addiction to nicotine, increased use of defendants' smokeless tobacco products and gum deterioration."

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant's intention to pursue federal legislation resolving certain regulatory and litigation issues (See Other Matters Note), all such cases are, and will continue to be, vigorously defended. Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on the consolidated financial statements of Registrant.


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

Also, during the fourth quarter, Registrant renewed its 364-day revolving credit facility in the amount of $87.5 million.


                                       (7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED FINANCIAL RESULTS - RECLASSIFIED (in thousands)

During the third quarter Registrant reclassified returned goods as a reduction to net sales from selling, advertising and administrative expense. This reclassification has no effect on net earnings or earnings per share amounts. The table below reflects this reclassification on previously reported amounts.


                                                                         Third      Fourth       Year ended
                              First Quarter        Second Quarter       Quarter     Quarter      December 31
                            -----------------    ------------------     -------     -------      -----------
                            1997        1996     1997         1996       1996        1996           1996
                            ----        ----     ----         ----       ----        ----           ----
AS PREVIOUSLY
REPORTED:

Net sales                  $340,539  $327,791  $365,107    $350,542    $366,036     $352,478     $1,396,847

Gross profit                275,449   264,266   293,749     283,494     296,144      280,187      1,124,091

Selling, advertising and
  administrative expense    110,771    89,266   103,858      88,229      95,962       99,744        373,201




                                                                         Third      Fourth       Year ended
                              First Quarter        Second Quarter       Quarter     Quarter      December 31
                            -----------------    ------------------     -------     -------      -----------
                            1997        1996     1997         1996       1996        1996           1996
                            ----        ----     ----         ----       ----        ----           ----
RECLASSIFIED:

Net sales                  $334,616  $322,835  $355,764    $344,983    $359,485     $344,402     $1,371,705

Gross profit                269,526   259,310   284,406     277,935     289,593      272,111      1,098,949

Selling, advertising and
  administrative expense    104,848    84,310    94,515      82,670      89,411       91,668        348,059




                                     (8)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)

Results of Operations
Third quarter and nine months of 1997 compared with the corresponding periods of 1996

The comparison of consolidated results of Registrant for the third quarter of 1997 to the similar period in 1996 was significantly affected by an additional shipping day for domestic moist smokeless tobacco products that occurred in the third quarter of 1996. The effect of the additional shipping day in 1996 in the nine month period was not as significant as in the third quarter.

Net sales remained stable for the third quarter and increased by 2 percent for the nine month period as compared with the corresponding periods in the prior year. On an equivalent shipping day basis net sales for the third quarter of 1997 would have increased approximately 6 percent as compared to the similar period in 1996. The Tobacco and Other segments posted increased sales for the nine month period but were lower for the third quarter, while sales for the Wine segment increased for both periods. Both periods were favorably affected by higher selling prices for domestic moist smokeless tobacco products and cigars, partially offset by volume declines for domestic moist smokeless tobacco and the absence of sales for businesses sold in 1996. The increase in Wine segment sales for both periods was due to volume gains and higher selling prices. Domestic unit volume results for moist smokeless tobacco decreased 2.9 percent for the third quarter and 2.1 percent for the nine month period, which includes the effect of the additional shipping day in 1996. On an equivalent shipping day basis smokeless unit volume would have increased approximately 3.7 percent for the third quarter and 0.2 percent for the nine month period. Domestic unit volume for moist smokeless tobacco products for both periods of 1997 included the introduction in selected markets of Red Seal, a new price/value brand, and special promotional priced four-can pack for Skoal Wintergreen. Also included in both periods was Copenhagen Long Cut, which was introduced in the first quarter of 1997. As a result of a number of recently announced marketing initiatives Registrant's returned goods expense increased in the third quarter. Accordingly, expenses for returned goods have been reclassified as a reduction to net sales from selling, advertising and administrative expense. This reclassification has no effect on net earnings or earnings per share amounts. All prior period amounts have been revised to reflect this reclassification. (See Consolidated Financial Results - Reclassified Note.)

Cost of products sold increased for both the third quarter and nine month period. Both periods included higher unit costs for domestic moist smokeless tobacco and unit volume gains for wine, partially offset by the absence of costs for businesses sold in 1996 and volume declines for domestic moist smokeless tobacco. The overall gross profit percentage decreased slightly for both periods due to higher unit costs, partially offset by higher selling prices for domestic moist smokeless tobacco and higher wine sales with lower gross margins as compared to moist smokeless tobacco.

Selling, advertising and administrative expenses increased for both the third quarter and nine month periods for the Tobacco, Wine and Other segments. Selling and advertising expenses increased for the Tobacco segment in both periods primarily due to consumer promotions in support of moist smokeless tobacco products. Increased spending in the Wine segment for both periods was in support of higher case volume. The increase in the Other segment for both periods resulted from higher spending for the international operations primarily related to moist smokeless tobacco market development expenses in Mexico and higher


                                       (9)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

spending in the cigar business. Also included in the Other segment for the nine month period is income from the prepayment of royalties received in connection with a previous divestiture, $25.7 million, approximately 8 cents per share, substantially offset by a write-down of production costs and prepaid royalties of $24.1 million as a result of revised sales and marketing strategies by Registrant's entertainment subsidiary. Administrative and other expenses increased in both periods primarily due to higher professional fees incurred as a result of pending legal and regulatory issues as well as a payment resulting from Registrant's portion of the settlement with the state of Florida in connection with its health care cost reimbursement litigation. The nine month period also includes a one-time charge resulting from recording the present value of future obligations arising under the employment contracts for two former executive officers.

Net interest expense increased significantly for the nine month period, primarily due to higher average levels of debt outstanding, and remained stable for the third quarter.

Net earnings for the third quarter and nine month period decreased 8 percent and 5 percent, respectively, as compared to the corresponding periods in the prior year. Net earnings per share decreased 5 percent for the third quarter and were equal for the corresponding nine month period of the prior year. Net earnings per share amounts for both 1997 periods were favorably affected by lower average shares outstanding due to the share repurchase program and the fact that Registrant's common stock equivalents were not included in its 1997 average shares computation since they did not meet the dilution test. On an equivalent shipping day basis, net earnings and net earnings per share for the third quarter would have increased approximately 1 percent and 5 percent, respectively, as compared to the similar period of 1996.

In the fourth quarter, Registrant has announced its intention to sell its entertainment subsidiary, and anticipates that any related net earnings effect will not be material.


Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1996

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The decrease in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to an increase in inventories and lower net earnings. A primary use of cash in operations was for purchases of raw material inventories for moist smokeless tobacco products, wine and cigars of $93.9 million, which were higher than amounts expended in the corresponding period in the prior year. Registrant anticipates that total raw material inventory purchases in 1997 will be higher than amounts expended in 1996.

Net cash used in investing activities resulted from the purchase of property, plant and equipment, partially offset by the proceeds received from the prepayment of royalties in connection with a previous divestiture. Registrant expects the 1997 capital program to approximate $59 million.



                                       (10)

Net cash used in financing activities were amounts expended for dividends, the repayment of borrowings and the stock repurchase program. Amounts expended for the stock repurchase program were lower than in the corresponding period of the prior year and are expected to be lower for the remainder of 1997 due to the indefinite suspension of the program. (See Other Matters Note.)

Registrant's cash requirements for the remainder of 1997 will be primarily for dividends. Registrant expects to meet all cash requirements with internally generated funds augmented by borrowings when necessary. If legislation implementing the proposed resolution or similar legislation were enacted, the financial obligations to be imposed on Registrant are expected to be significant, although the precise amount of such obligations cannot be determined at this time. (See Other Matters Note.)


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



                                     (11)

                                    UST Inc.
                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  In THE STATE OF FLORIDA, ET AL. V. THE AMERICAN TOBACCO COMPANY, ET AL. (Civil Action No. CL95-1466AH), Circuit Court, 15th Judicial Circuit, Palm Beach County, Florida, on July 31, 1997, the Court entered an Order dropping Registrant and its subsidiary, United States Tobacco Company, as parties to counts I and II of the Third Amended Complaint. On August 25, 1997, the Court entered an Order approving and adopting a Settlement Agreement between plaintiffs and certain defendants, including United States Tobacco Company, and dismissing with prejudice all counts except count III (non-economic injunctive relief) of the Complaint against certain defendants, including Registrant and United States Tobacco Company. On September 15, 1997, United States Tobacco Company made a payment of approximately $3 million resulting from its portion of the settlement with the state of Florida in connection with its health care cost reimbursement litigation. On September 18, 1997, the Court entered an Order scheduling a non-jury trial on count III for September 8, 1998.

                  In MORGAN V. UNITED STATES TOBACCO COMPANY, ET AL. (Civil Action No. 97cv0280), on February 12, 1997, defendants, including Registrant's subsidiary, United States Tobacco Company, filed a notice of removal in the United States District Court, Western District of Louisiana, Alexandria Division, thereby removing this action to that court. On February 28, 1997, plaintiffs filed a motion to remand. On April 17, 1997, the court denied plaintiffs' motion to remand, thereby retaining jurisdiction. On July 18, 1997, Registrant filed a motion to strike plaintiffs' class action allegations. On August 26, 1997, the court granted the motion striking the class action allegations.

                  On November 5, 1997, plaintiff and United States Tobacco Company entered into a Stipulation of Dismissal providing for voluntary dismissal without prejudice of this action. On November 6, 1997, the court entered an Order granting the dismissal.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                  On July 3, 1997, Registrant filed a Current Report on Form 8-K which reported the execution by its subsidiary, United States Tobacco Company, of a Memorandum of Understanding in support of a proposed resolution of regulatory and litigation issues affecting the United States tobacco industry.


                                      (12)

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       UST Inc.
                                                     (Registrant)



Date November 12, 1997                      /s/ Robert T. D'Alessandro
     -------------------------------        --------------------------
                                            Robert T. D'Alessandro
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)


                                      (13)