Form 10-K405
period 1997-12-31
UST INC
filed 1998-03-13
CIK 811669

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    AS OF FEBRUARY 1, 1998, THE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, HELD BY NON-AFFILIATES OF REGISTRANT (WHICH FOR THIS PURPOSE DOES NOT INCLUDE DIRECTORS OR OFFICERS) WAS $6,311,690,889.

    AS OF FEBRUARY 1, 1998, THERE WERE 185,070,736 SHARES OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN SECTIONS OF UST ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 AND FILED AS AN EXHIBIT AS REQUIRED BY
     ITEM 601 (b)(13) OF REGULATION S-K........................PARTS I & II

    CERTAIN PAGES OF UST 1998 NOTICE OF ANNUAL MEETING AND PROXY
    STATEMENT.......................................................PART III

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

          TOBACCO PRODUCTS: Registrant's primary activities are manufacturing and marketing smokeless tobacco (snuff and chewing tobacco). Registrant imported and marketed pipe tobacco through December 31, 1997.

          WINE:  Registrant produces and markets wine and craft beers.

          OTHER: Registrant's international operation which markets moist smokeless tobacco, its cigar operation which manufactures and markets premium cigars, and its video entertainment business are included in this segment. Registrant also operates certain commercial agricultural properties. In November, 1997, Registrant announced its intention to sell its video entertainment business.

INDUSTRY SEGMENT DATA

     Registrant hereby incorporates by reference the Consolidated Industry Segment Data pertaining to the years 1995 through 1997 set forth on page 31 of its Annual Report to stockholders for the fiscal year ended December 31, 1997 ("Annual Report"), which page is included in Exhibit 13.

                                TOBACCO PRODUCTS

PRINCIPAL PRODUCTS

     Registrant's principal smokeless tobacco products and brand names are as follows:

          Moist -- COPENHAGEN, SKOAL LONG CUT, SKOAL, COPENHAGEN LONG CUT, SKOAL
                   BANDITS, RED SEAL

          Dry -- BRUTON, CC, RED SEAL

     It has been claimed that the use of tobacco products, including smokeless tobacco, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on electronic media. A federal excise tax was imposed in 1986, which was increased in 1991, 1993 and 1997. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 1998. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, ingredients disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 1998. Registrant is unable to assess the future effects these various actions may have on its smokeless tobacco business.

     On August 28, 1996, the Food and Drug Administration (FDA) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purporting to regulate smokeless tobacco products as a "medical device." The final regulations include severe restrictions on the advertising, marketing and promotion of smokeless tobacco products and will require Registrant to comply with a wide range of labeling, reporting and other requirements. Registrant and other smokeless tobacco manufacturers filed suit against FDA seeking a judicial declaration that FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that FDA, as a matter of law, is not precluded from regulating cigarettes and smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions. Further trial proceedings are still required to determine whether FDA, based on the facts, can prove that smokeless tobacco products fit the statutory definitions and the restrictions are justified. The court, granting Registrant's motion for summary judgment, also ruled that FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit most of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." Certain aspects of this ruling appealed to the Fourth Circuit Court of Appeals are awaiting decision. Registrant is not able to predict the outcome of the appeal, or assess the future effect that these FDA regulations, if implemented, may have on its smokeless tobacco business.

     On June 20, 1997, Registrant, along with other manufacturers in the United States tobacco industry, executed a Memorandum of Understanding (the "Memorandum") to support the adoption of federal legislation incorporating the features described in the proposed resolution attached to the Memorandum. The proposed resolution, if enacted into law, would achieve a resolution of many of the regulatory and litigation issues affecting the United States tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. However, if such legislation were enacted, the financial obligations to be imposed on Registrant are expected to be significant although the precise amount of such obligations cannot be determined at this time. Discussions with other tobacco manufacturers, who were participants in the negotiations which led to the Memorandum, are continuing regarding the allocation of both the initial and subsequent payments and Registrant's obligations related thereto. Depending on the amounts required to be paid by Registrant, as well as a number of other factors, including (i) the timing of any payments and the means used to finance such payments; (ii) the effect of the legislation on the pricing and consumption of smokeless tobacco products; and
(iii) the impact of the legislation on Registrant's competitive position in the smokeless tobacco industry, its financial position could be materially adversely affected in the year of implementation and the unit volume, operating revenues and operating income of Registrant could be materially adversely affected in future years. There can be no assurance that legislation reflecting the proposed resolution or any legislation will be enacted.

RAW MATERIALS

     Except as noted below, raw materials essential to Registrant's business are generally purchased in domestic markets under competitive conditions.

     The major portion of tobacco used in Registrant's products is purchased from domestic suppliers. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by Registrant from domestic and foreign sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by Registrant for a period of two to three years prior to their use.

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

CUSTOMERS

     Registrant markets its moist smokeless tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 32% of Registrant's gross sales of tobacco products are made to four customers, one of which, McLane Co. Inc., a national distributor, accounts for more than 10% of Registrant's consolidated revenue. Registrant has maintained satisfactory relationships with its customers for many years.

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

                                      WINE

     Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK and imports, bottles and markets wine from France under the COLOUR VOLANT label. Approximately 54% of Registrant's wine sales are made to ten distributors, no one of which accounts for more than 26% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

     In addition, Registrant owns and operates a microbrewery located in Yakima, Washington, which produces and markets craft beers primarily under the brand name BERT GRANT'S ALE. Registrant is a minor factor in the total nationwide business of producing craft beers.

     It has been claimed that the use of alcohol beverages may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about alcohol beverages and health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, inter alia, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 1998. Also in recent years, increased regulation of alcohol beverages by various states included, inter alia, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 1998. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines and craft beers.

     Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located primarily in Washington state. Total grape tonnage harvested and purchased in 1997 was significantly higher than in 1996. Because of the fluctuation in grape harvest yields from year to year as well as the increasing demand for premium varietal wines, Registrant will, in 1998, continue to experience shortages of Washington state grapes for certain of its premium varieties and, accordingly, has placed them on allocation. In addition, Registrant anticipates an increase in California grape production and is taking steps to secure a supply for use in its California labels.

     Registrant's principal competition comes from many larger, well-established national companies, as well as many smaller wine producers. Registrant's principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Registrant is a minor factor in the total nationwide business of producing wines.

                                     OTHER

     Included in this segment are the international operation which markets moist smokeless tobacco; cigar operation which manufactures and markets the premium cigar brands, DON TOMAS and ASTRAL; video entertainment business; and agricultural properties. None of the above, singly, constitutes a material portion of Registrant's operations.

     It has been claimed that the use of tobacco products, including cigars, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. The federal excise tax on cigars was last increased in 1993. On August 28, 1996, the Food and Drug Administration (FDA) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purports to regulate cigarettes and smokeless tobacco products as "medical devices." FDA did not attempt to assert jurisdiction over cigars, and the FDA regulations do not apply to cigars. On July 25, 1997, a public health group filed a petition with FDA requesting that the agency initiate proceedings to assert jurisdiction over cigars as "nicotine delivery systems." In the event FDA attempts to extend its purported tobacco regulations to cover cigars and the regulations survive a judicial challenge, those regulations would impose severe restrictions on the advertising, marketing and promotion of cigar products and would require Registrant to comply with a wide range of labeling, reporting and other requirements with respect to its cigar products. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices on cigar products, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 1998. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, proposed warning notices on cigar products, the imposition of significantly higher taxes, advertising bans and restrictions, constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 1998. Registrant is unable to assess the future effects these various actions may have on its cigar business.

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

NUMBER OF EMPLOYEES

     Registrant's average number of employees during 1997 was 4,677.

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

                                       BUILDINGS
                                          IN
                                      APPROXIMATE
              LOCATION                SQUARE FEET                ACTIVITIES
              --------                -----------                ----------
Headquarters:
  Greenwich, Connecticut............    189,000     Executive, sales and general offices
                                                    in in several buildings.
Tobacco Facilities:
  Nashville, Tennessee..............    900,000     Office and manufacturing plants for
                                                    moist and dry smokeless tobacco
                                                    products, plastic injection molding
                                                    operation for production of cans and
                                                    lids, manufacturing engineering
                                                    department, research and development
                                                    laboratory and warehouse for
                                                    distribution of various products.
  Hopkinsville, Kentucky............    900,000     Office, plants and warehouses for
                                                    tobacco leaf handling, processing
                                                    and storage and for manufacture of
                                                    dry flour for smokeless tobacco
                                                    products.
  Franklin Park, Illinois...........    425,000     Office and manufacturing plant for
                                                    moist smokeless tobacco products,
                                                    fiberboard can operations and
                                                    warehouse for distribution of
                                                    various products.
Wine Facilities:
  Paterson, Washington..............    560,000     Winery, distribution and storage
                                                    facility, office and retail shop.
  Woodinville, Washington...........    195,000     Winery, distribution and storage
                                                    facility, executive and sales
                                                    offices and retail shop.
  St. Helena, California............     19,800     Winery and storage facility.
  Yakima, Washington................     26,000     Microbrewery, distribution and
                                                    storage facility, and office.
Other Facilities:
  Tampa, Florida....................     57,000     Office, warehouse and cigar
                                                    distribution center.
  Danli, Honduras, C.A..............    134,000     Office, warehouses, and
                                                    manufacturing plant for cigars and
                                                    boxes.
  Talanga, Honduras, C.A............    107,000     Office, warehouse and barns.

                                         LAND
                                          IN
                                      APPROXIMATE
              LOCATION                   ACRES                   ACTIVITIES
              --------                -----------                ----------
  Yakima and Benton Counties,
     Washington.....................      3,390     Vineyards.
  Grant and Benton Counties,
     Washington.....................     17,974     Other, including agricultural
                                                    properties.

     Such principal properties in Registrant's industry segments were utilized only in connection with Registrant's business operations. Registrant believes that the above properties at December 31, 1997 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity.

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

     Registrant is also named in an action in Illinois seeking damages and other relief brought by an individual plaintiff and purporting to state a class action "on behalf of himself and all other persons similarly situated" alleging that his use of Registrant's smokeless tobacco products "resulted in his addiction to nicotine, increased use of Defendants' products and gum deterioration."

     Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant's intention to pursue federal legislation resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended, and Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on the consolidated financial statements of Registrant.

     In Cedric Doyle, et al. v. United States Tobacco Company, et al., (Case No. CV97-1488), United States District Court, Western District of Louisiana, Lake Charles Division, on October 29, 1997, defendants, including Registrant, filed a motion to strike plaintiffs' class action allegations. On December 18, 1997, the court filed a Ruling granting the motion to strike the class action allegations. On January 26, 1998, plaintiff and defendants, including Registrant, entered into a Stipulation of Dismissal providing for voluntary dismissal without prejudice of this action. On January 28, 1998, the court entered an Order granting the dismissal.

     In The State of Texas v. The American Tobacco Company, et al., (Civil Action No. 5-96CV91), United States District Court for the Eastern District of Texas, Texarkana Division, on January 22, 1998, the court entered a Final Judgment pursuant to the Agreed Order Granting Joint Motion to Approve Settlement Agreement, thereby approving the Settlement Agreement between plaintiff and certain defendants, including Registrant, and dismissing with prejudice all counts of the Complaint against certain defendants, including Registrant. Registrant's portion of the settlement, which relates solely to a pilot program primarily to reduce youth access to tobacco products, was approximately $3.4 million (to be paid on an installment basis) plus related expenses.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of February 1, 1998 is set forth below:

                 NAME                                    OFFICE                   AGE
                 ----                                    ------                   ---
Vincent A. Gierer, Jr..................  Chairman of the Board, Chief Executive   50
                                           Officer and President
Robert E. Barrett......................  Executive Vice President and             59
                                         President -- UST Enterprises Inc.
Richard H. Verheij.....................  Executive Vice President and General     39
                                           Counsel
Robert H. Lawrence, Jr.................  Executive Vice President -- United       55
                                         States Tobacco Company
A. Gary Smith..........................  Executive Vice President -- United       49
                                         States Tobacco Company
Robert T. D'Alessandro.................  Senior Vice President and Controller     44
Robert A. Fitzmaurice..................  Senior Vice President -- United States   57
                                           Tobacco Company
Allen C. Shoup.........................  President -- International Wine &        54
                                         Spirits Ltd.

     None of the executive officers of Registrant has any family relationship to any other executive officer or director of Registrant.

     After election, all executive officers serve until the next annual organization meeting of the Board of Directors and until their successors are elected and qualified.

     All of the executive officers, except for Mr. Fitzmaurice, have been continuously employed by Registrant for more than five years.

     Mr. Gierer has served as Chairman of the Board and Chief Executive Officer since December 1, 1993 and has served as President since September 27, 1990. Mr. Gierer also served as Chief Operating Officer from September 27, 1990 to November 30, 1993. Mr. Gierer has been employed by Registrant since March 16, 1978.

     Mr. Barrett has served as Executive Vice President since October 7, 1991. He also has served as President of UST Enterprises Inc. since July 1, 1991. Mr. Barrett has been employed by Registrant since January 1, 1991.

     Mr. Verheij has served as Executive Vice President and General Counsel since May 7, 1996. Mr. Verheij served as Senior Vice President and General Counsel from December 1, 1994 to May 6, 1996, as Senior Vice President and Associate General Counsel from April 4, 1994 to November 30, 1994 and as Vice President and Associate General Counsel from December 17, 1992 to April 3, 1994. Mr. Verheij has been employed by Registrant since November 24, 1986.

     Dr. Lawrence has served as Executive Vice President of United States Tobacco Company since April 4, 1994. He served as Senior Vice President of United States Tobacco Company from June 23, 1988 to April 3, 1994. Dr. Lawrence has been employed by Registrant since March 1, 1987.

     Mr. Smith has served as Executive Vice President of United States Tobacco Company since January 1, 1998. He served as Senior Vice President of United States Tobacco Company from December 17, 1992 to December 31, 1997. Mr. Smith has been employed by Registrant since September 18, 1972.

     Mr. D'Alessandro has served as Senior Vice President and Controller since January 1, 1996. He has served as Controller since December 19, 1991. Mr. D'Alessandro has been employed by Registrant since May 4, 1981.

     Mr. Fitzmaurice has served as Senior Vice President of United States Tobacco Company since May 7, 1996. He served as Managing Partner of Fitzmaurice, Lewis & Partners, an advertising & marketing firm from November 1994 to May 1, 1996 and had also served as Senior Vice President -- Marketing and Sales of Brown & Williamson Tobacco Corp. from 1990 to January 1994. Mr. Fitzmaurice has been employed by Registrant since May 7, 1996.

     Mr. Shoup has served as President of International Wine & Spirits Ltd. since February 19, 1987. He has been employed by Registrant since December 3, 1980.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant hereby incorporates by reference the information with respect to the market for its common stock, $.50 par value ("Common Stock"), and related security holder matters set forth on page 46 of its Annual Report, which pages are included in Exhibit 13. Registrant's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange. As of February 1, 1998, there were approximately 10,650 stockholders of record of its Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

     Registrant hereby incorporates by reference the Consolidated Selected Financial Data -- 11 Years set forth on pages 50 and 51 of its Annual Report, which pages are included in Exhibit 13.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Registrant hereby incorporates by reference the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 23-30 of its Annual Report, which pages are included in Exhibit 13.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Registrant hereby incorporates by reference the report of independent auditors and the information contained in the consolidated financial statements, including the notes thereto set forth on pages 31-49 of its Annual Report, which pages are included in Exhibit 13.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1998 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth herein following Item 4 of this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 1998 Annual Meeting and Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1998 Annual Meeting and Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption "Indebtedness of Management" in its Notice of 1998 Annual Meeting and Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     (1) The following consolidated financial statements of Registrant included in the Annual Report are incorporated by reference in Item 8 and included in
Exhibit 13:

          Consolidated Statement of Earnings -- Years ended December 31, 1997, 1996 and 1995

          Consolidated Statement of Financial Position -- December 31, 1997 and 1996

          Consolidated Statement of Cash Flows -- Years ended December 31, 1997, 1996 and 1995

            Consolidated Statement of Changes in Stockholders' Equity -- Years ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

     (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

 3.1     --  Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for
             the quarter ended March 31, 1992.
 3.2     --  By-Laws adopted on December 23, 1986, incorporated by
             reference to Exhibit 3.2 to Form S-4 Registration Statement filed on March 20, 1987.
10.1*    --  Form of Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive
             Officer, incorporated by reference to Exhibit 10.1 to Form
             10-Q for the quarter ended September 30, 1986.
10.2*    --  Form of Severance Agreement dated October 27, 1986 between
             Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September
             30, 1986.
10.3*    --  1982 Stock Option Plan restated as of March 22, 1989,
             incorporated by reference to Exhibit 4.1 to Form S-8
             Registration Statement filed on April 14, 1989.
10.4*    --  1992 Stock Option Plan, as amended and restated as of
             December 12, 1996, incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1996.
10.5*    --  Incentive Compensation Plan, as amended and restated as of
             January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.6*    --  Amendment to Incentive Compensation Plan, effective
             September 25, 1997.
10.7*    --  Officers' Supplemental Retirement Plan, as restated as of
             December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.8*    --  Nonemployee Directors' Retirement Plan, as amended and restated as of January 1, 1998.

10.9     --  Directors' Supplemental Medical Plan, as amended and
             restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended
             December 31, 1994.
10.10*   --  Nonemployee Directors' Stock Option Plan effective May 2,
             1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
13       --  Pages 23-51 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21       --  Subsidiaries of UST.
23       --  Consent of Independent Auditors.
27       --  Financial Data Schedule.

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

                                            UST Inc.
Date: February 18, 1998
                                            By: /s/ VINCENT A. GIERER, JR.

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

                          Chairman of the Board,
                         Chief Executive Officer
                         and President (Principal
February 18, 1998           Executive Officer)                         /s/ VINCENT A. GIERER, JR.
                                                        --------------------------------------------------------
                                                                         VINCENT A. GIERER, JR.

                          Senior Vice President
                              and Controller
                          (Principal Accounting
                          Officer and Principal
February 18, 1998           Financial Officer)                         /s/ ROBERT T. D'ALESSANDRO
                                                        --------------------------------------------------------
                                                                         ROBERT T. D'ALESSANDRO

February 18, 1998                Director                                 /s/ JAMES W. CHAPIN
                                                        --------------------------------------------------------
                                                                            JAMES W. CHAPIN

February 18, 1998                Director                                 /s/ JOHN P. CLANCEY
                                                        --------------------------------------------------------
                                                                            JOHN P. CLANCEY

February 18, 1998                Director                             /s/ EDWARD H. DEHORITY, JR.
                                                        --------------------------------------------------------
                                                                        EDWARD H. DEHORITY, JR.

February 18, 1998                Director                                /s/ ELAINE J. EISENMAN
                                                        --------------------------------------------------------
                                                                           ELAINE J. EISENMAN

February 18, 1998                Director                                /s/ EDWARD T. FOGARTY
                                                        --------------------------------------------------------
                                                                           EDWARD T. FOGARTY

February 18, 1998         Chairman of the Board                        /s/ VINCENT A. GIERER, JR.
                                                        --------------------------------------------------------
                                                                         VINCENT A. GIERER, JR.

February 18, 1998                Director                                   /s/ P.X. KELLEY
                                                        --------------------------------------------------------
                                                                              P.X. KELLEY

February 18, 1998                Director                                  /s/ PETER J. NEFF
                                                        --------------------------------------------------------
                                                                             PETER J. NEFF

February 18, 1998                Director                                  /s/ RALPH L. ROSSI
                                                        --------------------------------------------------------
                                                                             RALPH L. ROSSI

February 18, 1998                Director                                 /s/ JOHN P. WARWICK
                                                        --------------------------------------------------------
                                                                            JOHN P. WARWICK

February 18, 1998                Director                              /s/ LOWELL P. WEICKER, JR.
                                                        --------------------------------------------------------
                                                                         LOWELL P. WEICKER, JR.

                                 EXHIBIT INDEX

 3.1     --  Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for
             the quarter ended March 31, 1992.
 3.2     --  By-Laws adopted on December 23, 1986, incorporated by
             reference to Exhibit 3.2 to Form S-4 Registration Statement filed on March 20, 1987.
10.1*    --  Form of Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive
             Officer, incorporated by reference to Exhibit 10.1 to Form
             10-Q for the quarter ended September 30, 1986.
10.2*    --  Form of Severance Agreement dated October 27, 1986 between
             Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September
             30, 1986.
10.3*    --  1982 Stock Option Plan restated as of March 22, 1989,
             incorporated by reference to Exhibit 4.1 to Form S-8
             Registration Statement filed on April 14, 1989.
10.4*    --  1992 Stock Option Plan, as amended and restated as of
             December 12, 1996, incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1996.
10.5*    --  Incentive Compensation Plan, as amended and restated as of
             January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.6*    --  Amendment to Incentive Compensation Plan, effective
             September 25, 1997.
10.7*    --  Officers' Supplemental Retirement Plan, as restated as of
             December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.8*    --  Nonemployee Directors' Retirement Plan, as amended and restated as of January 1, 1998.
10.9     --  Directors' Supplemental Medical Plan, as amended and
             restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended
             December 31, 1994.
10.10*   --  Nonemployee Directors' Stock Option Plan effective May 2,
             1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
13       --  Pages 23-51 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21       --  Subsidiaries of UST.
23       --  Consent of Independent Auditors.
27       --  Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.