Form 10-Q
period 1998-03-31
UST INC
filed 1998-05-15
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____________to_____________

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Number of Common shares ($.50 par value) outstanding at March 31, 1998 185,619,836

                                    UST Inc.

                                  (Registrant)


                                      INDEX


                                                                        Page No.

Part I.  Financial Information:

             Condensed Consolidated Statement of Financial Position -
                  March 31, 1998 and December 31, 1997                        2

             Condensed Consolidated Statement of Earnings -
                  Three months ended March 31, 1998 and 1997                  3

             Condensed Consolidated Statement of Cash Flows -
                  Three months ended March 31, 1998 and 1997                  4

             Notes to Condensed Consolidated Financial Statements             5

             Management's Discussion and Analysis of Operations and
                  Financial Condition                                         9


Part II.  Other Information:

             Item 1. Legal Proceedings                                       11

             Item 4. Submission of Matters to a Vote of Security Holders     11

             Item 6. Exhibits and Reports on Form 8-K                        12
                       20.  Other Documents or Statements to Security
                            Holders
                       27.  Financial Data Schedule

             Signature                                                       13

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                 (Dollars in thousands, except per share data)

                                                                              March 31,         December 31,
                                                                                1998               1997
                                                                            -----------        -----------
                                                                             (Unaudited)          (Note)

ASSETS
Current assets
  Cash and cash equivalents                                                 $    54,615        $     6,927
  Accounts receivable                                                            65,686             67,702
  Inventories:
    Leaf tobacco                                                                191,013            152,869
    Products in process and finished goods                                      140,687            148,720
    Other materials and supplies                                                 18,177             18,077
                                                                            -----------        -----------
                                                                                349,877            319,666
  Prepaid expenses and other current assets                                      30,495             31,753
  Deferred income taxes                                                          13,864             15,796
                                                                            -----------        -----------
                           Total current assets                                 514,537            441,844

Property, plant and equipment, net                                              321,239            326,709
Other assets                                                                     56,091             57,025
                                                                            -----------        -----------
                           Total assets                                     $   891,867        $   825,578
                                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                    $        --        $    10,000
  Accounts payable and accrued expenses                                          81,570            119,345
  Income taxes                                                                   94,906             37,174
                                                                            -----------        -----------
                           Total current liabilities                            176,476            166,519

Long-term debt                                                                  100,000            100,000
Postretirement benefits other than pensions                                      74,886             73,868
Other liabilities                                                                48,234             48,396
Contingencies (see note)                                                             --                 --
                                                                            -----------        -----------

                           Total liabilities                                    399,596            388,783

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 207,444,836 shares in 1998
     and 206,614,236 shares in 1997                                             103,722            103,307
  Additional paid-in capital                                                    492,989            474,661
  Retained earnings                                                             572,851            536,014
 Accumulated other comprehensive loss                                            (8,736)            (8,632)
                                                                            -----------        -----------
                                                                              1,160,826          1,105,350

  Less cost of shares in treasury - 21,825,000 shares                           668,555            668,555
                                                                            -----------        -----------

                           Total stockholders' equity                           492,271            436,795
                                                                            -----------        -----------
                           Total liabilities and stockholders' equity       $   891,867        $   825,578
                                                                            ===========        ===========

Note: The statement of financial position at December 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

                                       (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                              Three months ended March 31,
                                                  1998           1997
                                                --------       --------
Net sales                                       $340,164       $334,616


Costs and expenses
  Cost of products sold                           61,951         58,954
  Excise taxes                                     5,917          6,136
  Selling, advertising and administrative         91,117        104,848
  Interest, net                                      571          2,467
                                                --------       --------
    Total costs and expenses                     159,556        172,405
                                                --------       --------

Earnings before income taxes                     180,608        162,211
Income taxes                                      68,631         61,005
                                                --------       --------
Net earnings                                    $111,977       $101,206
                                                ========       ========


Net earnings per share
   Basic                                        $    .60       $    .55
   Diluted                                      $    .60       $    .54

Dividends per share                             $.40 1/2       $.40 1/2

Average number of shares
   Basic                                         185,257        183,607
   Diluted                                       187,448        185,782





         See Notes to Condensed Consolidated Financial Statements.



                                       (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                  Three months ended March 31,
                                                                                     1998             1997
                                                                                   ---------        ---------
OPERATING ACTIVITIES

Net cash provided by operating activities                                          $  88,835        $  96,158

INVESTING ACTIVITIES

Purchases of property, plant and equipment                                           (12,029)         (12,932)
Dispositions of property, plant and equipment                                         17,127              126
Proceeds from the sale of a business                                                  20,152               --
                                                                                   ---------        ---------

         Net cash provided by (used in) investing activities                          25,250          (12,806)
                                                                                   ---------        ---------

FINANCING ACTIVITIES

Repayment of borrowings                                                              (10,000)         (36,000)
Proceeds from the issuance of stock                                                   18,743           21,465
Dividends paid                                                                       (75,140)         (74,293)
Stock repurchased                                                                         --          (32,102)
                                                                                   ---------        ---------

         Net cash used in financing activities                                       (66,397)        (120,930)
                                                                                   ---------        ---------

         Increase (decrease) in cash and cash equivalents                             47,688          (37,578)

         Cash and cash equivalents at beginning of year                                6,927           54,452
                                                                                   ---------        ---------

         Cash and cash equivalents at end of period                                $  54,615        $  16,874
                                                                                   =========        =========



Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Income taxes                                                                  $   2,803        $   3,242

     Interest                                                                          1,413            2,230



See Notes to Condensed Consolidated Financial Statements.


                                       (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1997.


COMPREHENSIVE INCOME

In the first quarter Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income. The main components of comprehensive income that directly relate to Registrant are net earnings, foreign currency translation adjustments (SFAS No. 52) and additional minimum pension liability adjustments (SFAS No. 87). Prior to adoption, the pension adjustment was included in stockholders' equity and the translation adjustment was included in other assets. The December 31, 1997 Statement of Financial Position has been reclassified to conform to the requirements of SFAS No. 130. During the first quarter of 1998 and 1997, total comprehensive income, net of taxes, amounted to $111,873,000 and $101,111,000, respectively.


ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires Registrant to provide additional disclosures and is effective for year end reporting beginning in 1998 and additionally on an interim basis thereafter. In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 will revise Registrant's disclosures for year end reporting beginning in 1998. Registrant expects no material impact upon adoption of these two pronouncements.



                                       (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

                                                    Three months ended March 31,
                                                        1998           1997
                                                      --------       --------
Numerator:
   Net earnings                                       $111,977       $101,206

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                           185,257        183,607
   Dilutive effect of employee stock options             2,191          2,175
                                                      --------       --------
     Denominator for diluted earnings per share        187,448        185,782
Basic earnings per share                              $    .60       $    .55
Diluted earnings per share                            $    .60       $    .54

Options to purchase 0.3 million shares and 1.9 million shares of common stock outstanding as of March 31, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

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

In January 1998, health care cost reimbursement litigation was settled with the state of Texas. Registrant's portion, including related expenses, was approximately $4.6 million (to be paid on an installment basis) related solely to a pilot program primarily to reduce youth access to tobacco products in the state.

Registrant has been named in three actions brought by individual plaintiffs, all of whom are represented by the same Louisiana attorney, against a number of smokeless tobacco manufacturers, cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. An action seeking damages and/or other relief and which purported to state a class action on behalf of residents of Louisiana who have purchased and used smokeless tobacco manufactured by defendants was dismissed by court order in January 1998.

                                       (6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Registrant is also named in an action in Illinois seeking damages and other relief brought by an individual plaintiff and purporting to state a class action "on behalf of himself and all other persons similarly situated" alleging that his use of Registrant's smokeless tobacco products "resulted in his addiction to nicotine, increased use of Defendants' products and gum deterioration."

Registrant is also named in an action in San Francisco, California along with five other smokeless tobacco manufacturers seeking damages and other relief brought by the City and County of San Francisco and the Environmental Law Foundation purportedly on behalf of "the residents of San Francisco County and the general public" alleging violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code Sections 25249.6, et seq. ("Proposition 65") and the California Unfair Competition Act, Business and Professions Code Sections 17200, et seq. The action alleges, among other things, that the defendants sold smokeless tobacco products in California without providing a ". . . 'clear and reasonable' warning that their use results in multiple exposures to substances known to the State of California to cause cancer, birth defects and reproductive harm."

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant's intention to pursue federal legislation resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended. Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on the consolidated financial statements of Registrant.

Registrant is named in an action in Kentucky seeking more than $400 million in "actual damages" before trebling, punitive damages and injunctive relief brought by one of Registrant's competitors alleging that certain actions and practices of Registrant violate federal antitrust and advertising laws in connection with the marketing and sale of its moist snuff brands and also alleges various violations of tort and state law. Registrant believes that this action is without merit and intends to defend itself vigorously, and also believes that the ultimate outcome of this action will not have a material adverse effect on its consolidated financial statements.

On August 28, 1996, the Food and Drug Administration (FDA) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purporting to regulate smokeless tobacco products as a "medical device." The final regulations include severe restrictions on the advertising, marketing and promotion of smokeless tobacco products and will require Registrant, to comply with a wide range of labeling, reporting and other requirements. Registrant and other smokeless tobacco manufacturers filed suit against the FDA seeking a judicial declaration that the FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that the FDA, as a matter of law, is not precluded from regulating cigarettes and smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions. Further trial proceedings are still required to determine whether the FDA, based on the facts, can prove that smokeless tobacco products fit the statutory definitions and the restrictions are justified. The court, granting Registrant's motion for summary judgment, also ruled that the FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit most of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." Certain aspects of this ruling appealed to the Fourth Circuit Court of Appeals are awaiting decision. Registrant is not able to predict the outcome of the appeal, or assess the future effect that these FDA regulations, if implemented, may have on its smokeless tobacco business.

                                       (7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Since June 20, 1997, a number of legislative proposals have been introduced in Congress, some of which reflect all or part of the substantive provisions contained in the proposed resolution and others which reflect more extreme views on how to address the current controversy regarding tobacco issues. Registrant continues to believe that the proposed resolution represents the best approach to resolving the issues surrounding tobacco products. However, Registrant reluctantly has concluded that Congress is unlikely to enact -- and the President does not intend to sign -- legislation reflecting the provisions of the June 20 proposal. On April 8, 1998, Registrant announced that it will vigorously oppose any excise tax or other regulatory proposals that are punitive in nature, such as the Senate Commerce Committee bill, and that do not truly address the issue of youth usage of smokeless tobacco products in a constructive and comprehensive fashion. There can be no assurance that any legislation will be enacted.

                                       (8)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
First quarter 1998 compared
with the first quarter of 1997

Net sales for the first quarter were $340.2 million, a 2% increase over the corresponding period in the prior year. The Tobacco and Wine segments posted sales gains of 5% and 8%, respectively, and Other segment sales declined. The increase in Tobacco segment sales was primarily due to higher selling prices and a volume increase for moist smokeless tobacco. Gross unit volume for moist smokeless tobacco increased 4.8%, while unit volume net of returned goods increased 1.3%. Returned goods were substantially higher than in the corresponding period of the prior year due to an emphasis on increasing product freshness at retail and promotional units sold in prior periods. The increase in Wine segment sales was primarily due to higher selling prices and slightly higher unit volume for premium wines. The decrease in Other segment sales resulted from a substantial weakness in the premium cigar business and the absence of sales for businesses divested.

Cost of products sold and excise taxes increased 4% for the first quarter primarily due to higher costs for moist smokeless tobacco and wine, partially offset by the absence of costs for businesses divested and lower premium cigar volume. The increase in moist smokeless tobacco costs resulted from higher leaf tobacco costs, while the increase in the Wine segment was caused by higher average costs associated with low harvest yields in prior years. The overall gross margin percentage decreased slightly in the first quarter as a result of higher unit costs for moist smokeless tobacco.

Selling, advertising and administrative expenses decreased 13% for the first quarter, which included increases for the Tobacco and Wine segments and a decrease for the Other segment. The Tobacco segment increase included a $4.6 million charge resulting from Registrants' portion of the funding for a pilot program, primarily to reduce youth access to tobacco products, and related expenses, as part of the settlement with the state of Texas in connection with its health care cost reimbursement litigation. All other Tobacco segment expenses were essentially even with the corresponding period, as spending related to the 1997 Gear for Lids program was redirected in 1998 towards incentive programs and direct marketing. Increased spending in the Wine segment was in support of premium varietal wines. The decrease in the Other segment was primarily due to gains recorded on the sale of certain commercial agricultural properties and the video entertainment subsidiary, which combined amounted to $10.7 million. Administrative and other expenses also decreased in the first quarter primarily due to the absence of a 1997 charge related to recording the present value of future obligations arising under employment contracts with two former executive officers.

Net interest expense decreased significantly as compared to the corresponding period in the prior year primarily due to lower average levels of debt outstanding.

Net earnings increased 11% to $112 million and diluted earnings per share increased 11% (9% basic) to 60 cents, as compared to the corresponding period in the prior year.

                                       (9)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1997

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The decrease in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to changes in certain operating account balances such as accounts payable and accrued expenses, inventories and accounts receivable. Primary uses of cash in operations were for raw material inventories, principally seasonal purchases of leaf tobacco for moist smokeless tobacco, leaf tobacco purchases for cigars and grape purchases for the wine operations. Registrant anticipates that overall raw material inventory purchases in 1998 will approximate amounts expended in 1997.

Net cash provided by investing activities resulted from proceeds from the sale of Registrant's video entertainment subsidiary and the dispositions of property, plant and equipment, primarily the sale of certain commercial agricultural property, partially offset by the purchases of property, plant and equipment. Registrant expects the 1998 capital program to approximate $74 million.

Net cash used in financing activities were amounts expended for dividends and the repayment of borrowings, partially offset by proceeds from the issuance of common stock. Registrant had suspended its stock repurchase program in 1997 and did not increase its 1998 quarterly dividend rate as a result of regulatory and litigation issues affecting the tobacco industry. (See Contingencies Note.)

Registrant's cash requirements for the remainder of 1998 will be primarily for dividends and its capital program. Registrant expects to meet all cash requirements with internally generated funds augmented by borrowings when necessary. If legislation implementing the proposed resolution or similar legislation were enacted, the financial obligations to be imposed on Registrant are expected to be significant, although the precise amount of such obligations cannot be determined at this time. (See Contingencies Note.)

Forward-Looking and Cautionary Statements

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1997 Form 10-K, and to the legal and regulatory initiatives described in Form 8-K, dated July 3, 1997 regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.

                                      (10)

                                    UST Inc.
                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  Registrant has been advised that it, along with other smokeless tobacco manufacturers and certain retailers, is named in an action entitled The City and County of San Francisco, on Behalf of the People of the State of California, and Environmental Law Foundation, on behalf of the General Public v. United States Tobacco Company, et al., (No. 993992), Superior Court of the State of California, County of San Francisco. Plaintiffs allege defendants' violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code Sections 25249.6, et seq. ("Proposition 65"), claiming "the unlawful marketing and sale by defendants of tobacco snuff and chewing tobacco . . . to children and adolescents without providing a 'clear and reasonable' warning that their use results in multiple exposures to substances known to the State of California to cause cancer, birth defects and reproductive harm." Plaintiffs further allege defendants' statutory violation of the Unfair Competition Act, Business and Professions Code Sections 17200, et seq. The action seeks unspecified compensatory damages, injunctive relief, restitution, attorneys fees and costs. Registrant intends to defend this action vigorously. On March 31, 1998, Registrant issued a press release regarding this action which is filed herewith as Exhibit 20 and incorporated herein by reference.

                  On April 23, 1998, Registrant was served with a Summons and Complaint in an action entitled Conwood Company, L.P. and Conwood Sales Company, L.P. v. United States Tobacco Company, United States Tobacco Sales and Marketing Company Inc., United States Tobacco Manufacturing Company Inc. and UST Inc. (Case No. 5: 98CV-108-R), United States District Court, Western District of Kentucky, Paducah Division. Plaintiffs allege, among other things, Registrant's violation of federal antitrust and advertising laws in connection with the marketing and sale of its moist snuff brands, and alleges various violations of tort and state law. The complaint seeks an injunction against alleged "anticompetitive conduct," more than $400 million in "actual damages" before trebling, and punitive damages. Registrant believes that the complaint contains numerous misstatements of fact and that the allegations are without merit. Registrant intends to defend this action vigorously.

Item 4.           Submission of Matters to a Vote of Security Holders

                  (a) The 1998 Annual Meeting of Stockholders was held on May 5,
                      1998.

                  (c) Matters voted upon at the meeting:

                      Affirmative          Negative                            Broker
                         Votes               Votes           Abstentions      Non-Votes
                      -----------          --------          -----------      ---------
Ratification           166,621,082           395,361           229,617               N/A
and Approval
of Independent
Auditors
(Proposal No. 2)

Stockholder              6,821,045       140,313,030         7,271,576        12,840,409
Proposal
(Proposal No. 3)

                                      (11)

UST Inc.
PART II - OTHER INFORMATION (continued)



Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                     20. United States Tobacco Company's Press Release dated March 31, 1998

                     27.   Financial Data Schedule

                  (b)      Reports on Form 8-K

                     There were no reports on Form 8-K for the three months ended March 31, 1998.

                                      (12)

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  UST Inc.
                                                (Registrant)





Date     May 15, 1998                    /s/ Robert T. D'Alessandro
      --------------------               --------------------------
                                         Robert T. D'Alessandro
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer and
                                         Principal Financial Officer)

                                      (13)