Form 10-Q
period 1998-06-30
UST INC
filed 1998-08-07
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended      June 30, 1998

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

Number of Common shares ($.50 par value)
outstanding at June 30, 1998                      185,745,536

                                    UST Inc.

                                  (Registrant)


                                      INDEX


                                                                                                       Page No.
                                                                                                       --------

Part I.    Financial Information:
            Condensed Consolidated Statement of Financial Position -
                 June 30, 1998 and December 31, 1997                                                       2

            Condensed Consolidated Statement of Earnings -
                 Three and six months ended June 30, 1998 and 1997                                         3

            Condensed Consolidated Statement of Cash Flows -
                 Six months ended June 30, 1998 and 1997                                                   4

            Notes to Condensed Consolidated Financial Statements                                           5

            Management's Discussion and Analysis of Operations and
                 Financial Condition                                                                       9


Part II.  Other Information:

            Item  6. Exhibits and Reports on Form 8-K                                                       12
                       27. Financial Data Schedule

            Signature                                                                                       13

                                       (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                              June 30,         December 31,
                                                                                1998              1997
                                                                             (Unaudited)         (Note)

ASSETS
Current assets
  Cash and cash equivalents                                                 $    71,689        $     6,927
  Accounts receivable                                                            63,407             67,702
  Inventories:
    Leaf tobacco                                                                183,331            152,869
    Products in process and finished goods                                      143,166            148,720
    Other materials and supplies                                                 19,402             18,077
                                                                            -----------        -----------
                                                                                345,899            319,666
  Prepaid expenses and other current assets                                      36,405             31,753
  Deferred income taxes                                                          11,397             15,796
                                                                            -----------        -----------
                           Total current assets                                 528,797            441,844

Property, plant and equipment, net                                              324,981            326,709
Other assets                                                                     61,041             57,025
                                                                            -----------        -----------
                           Total assets                                     $   914,819        $   825,578
                                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                    $      --          $    10,000
  Accounts payable and accrued expenses                                          91,719            119,345
  Income taxes                                                                   56,854             37,174
                                                                            -----------        -----------
                           Total current liabilities                            148,573            166,519

Long-term debt                                                                  100,000            100,000
Postretirement benefits other than pensions                                      75,695             73,868
Other liabilities                                                                60,231             48,396
Contingencies (see note)                                                           --                 --
                                                                            -----------        -----------

                           Total liabilities                                    384,499            388,783

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 207,570,536 shares in 1998
     and 206,614,236 shares in 1997                                             103,785            103,307
  Additional paid-in capital                                                    494,457            474,661
  Retained earnings                                                             616,764            536,014
 Accumulated other comprehensive loss                                           (16,131)            (8,632)
                                                                            -----------        -----------
                                                                              1,198,875          1,105,350
 Less cost of shares in treasury - 21,825,000 shares                            668,555            668,555
                                                                            -----------        -----------

                           Total stockholders' equity                           530,320            436,795
                                                                            -----------        -----------
                           Total liabilities and stockholders' equity       $   914,819        $   825,578
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

See Notes to Condensed Consolidated Financial Statements.



                                       (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)




                                                  Three months ended            Six months ended
                                                        June 30,                     June 30,
                                                -----------------------       -----------------------
                                                 1998           1997           1998           1997
                                                --------       --------       --------       --------
Net sales                                       $357,390       $355,764       $697,554       $690,380
Costs and expenses
  Cost of products sold                           62,485         64,616        124,436        123,570
  Excise taxes                                     6,620          6,742         12,537         12,878
  Selling, advertising and administrative         95,930         94,515        187,047        199,363
  Interest, net                                      154          2,582            725          5,049
                                                --------       --------       --------       --------
   Total costs and expenses                      165,189        168,455        324,745        340,860
                                                --------       --------       --------       --------

Earnings before income taxes                     192,201        187,309        372,809        349,520
Income taxes                                      73,061         70,420        141,692        131,425
                                                --------       --------       --------       --------
Net earnings                                    $119,140       $116,889       $231,117       $218,095
                                                ========       ========       ========       ========


Net earnings per share
   Basic                                        $    .64       $    .64       $   1.25       $   1.19
   Diluted                                      $    .64       $    .63       $   1.24       $   1.18

Dividends per share                             $.40 1/2       $.40 1/2       $    .81       $    .81

Average number of shares
   Basic                                         185,708        183,620        185,483        183,614
   Diluted                                       186,490        185,207        186,970        185,494

See Notes to Condensed Consolidated Financial Statements.


                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                Six months ended June 30,
                                                                -------------------------
                                                                  1998             1997
                                                                ---------        ---------

OPERATING ACTIVITIES
Net cash provided by operating activities                       $ 191,130        $ 169,438

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net                   (25,120)         (22,375)
Dispositions of property, plant and equipment                      18,693              332
Proceeds from the sale of a business                               20,152             --
Proceeds received from prepayment of royalties                       --             25,732
                                                                ---------        ---------
         Net cash provided by investing activities                 13,725            3,689
                                                                ---------        ---------

FINANCING ACTIVITIES
Repayment of borrowings                                           (10,000)         (45,000)
Proceeds from the issuance of stock                                20,274           34,496
Dividends paid                                                   (150,367)        (148,698)
Stock repurchased                                                    --            (45,719)
                                                                ---------        ---------
         Net cash used in financing activities                   (140,093)        (204,921)
                                                                ---------        ---------

         Increase (decrease) in cash and cash equivalents          64,762          (31,794)

         Cash and cash equivalents at beginning of year             6,927           54,452
                                                                ---------        ---------

         Cash and cash equivalents at end of period             $  71,689        $  22,658
                                                                =========        =========


Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Income taxes                                                 $ 110,395        $ 136,317

   Interest                                                         2,279            4,794




See Notes to Condensed Consolidated Financial Statements.

                                       (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1997.

COMPREHENSIVE INCOME

In the first quarter Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income. The main components of comprehensive income that directly relate to Registrant are net earnings, foreign currency translation adjustments (SFAS No. 52) and additional minimum pension liability adjustments (SFAS No. 87). Prior to adoption, the pension adjustment was included in stockholders' equity and the translation adjustment was included in other assets. The December 31, 1997 Statement of Financial Position has been reclassified to conform to the requirements of SFAS No. 130. For the second quarter of 1998 and 1997, total comprehensive income, net of taxes, amounted to $111,745,000 and $116,845,000, respectively. For the first six months of 1998 and 1997 total comprehensive income, net of taxes, was $223,618,000 and $217,956,000, respectively.


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

                                       (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE
(In thousands, except per share amounts)

The following table presents the computation of basic and diluted earnings per share:

                                                       Three months ended             Six months ended
                                                             June 30,                      June 30,
                                                             --------                      --------
                                                        1998           1997           1998           1997
                                                      --------       --------       --------       --------
Numerator:
   Net earnings                                       $119,140       $116,889       $231,117       $218,095

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                           185,708        183,620        185,483        183,614
   Dilutive effect of employee stock options               782          1,587          1,487          1,880
                                                      --------       --------       --------       --------
     Denominator for diluted earnings per share        186,490        185,207        186,970        185,494
Basic earnings per share                              $    .64       $    .64       $   1.25       $   1.19
Diluted earnings per share                            $    .64       $    .63       $   1.24       $   1.18



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

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant's willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended. Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on the consolidated financial statements of Registrant.

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

                                       (7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Since the June 20, 1997 Memorandum of Understanding which was executed by Registrant's subsidiary, United States Tobacco Company, to support the adoption of federal legislation concerning the regulatory and litigation issues affecting the United States tobacco industry (as discussed in Registrant's 1997 Form 10-K), a number of legislative proposals have been introduced in Congress, some of which reflect all or part of the substantive provisions contained in the proposed resolution and others which reflect more extreme views on how to address the current controversy regarding tobacco issues. Registrant continues to believe that the proposed resolution represents the best approach to resolving the issues surrounding tobacco products. However, Registrant reluctantly has concluded that Congress is unlikely to enact -- and the President does not intend to sign -- legislation reflecting the provisions of the June 20 proposal. On April 8, 1998, Registrant announced that it will vigorously oppose any excise tax or other regulatory proposals that are punitive in nature, such as the Senate Commerce Committee bill, and that do not truly address the issue of youth usage of smokeless tobacco products in a constructive and comprehensive fashion. There can be no assurance that any legislation will be enacted, however, enactment of certain legislative proposals could result in a material adverse effect on Registrant's financial position, results of operations and cash flows.


                                       (8)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)

Results of Operations
Second quarter and six months of 1998 compared with the corresponding periods of 1997

Net sales for the second quarter of 1998 were $357.4 million and approximated the second quarter of 1997, while net sales for the first six months of 1998 rose 1% to $697.6 million. The Tobacco segment posted sales gains for both periods, while sales for the Wine segment increased for the six month period and remained stable for the second quarter. Other segment sales declined substantially for both periods. The Tobacco segment increases were primarily due to higher selling prices for moist smokeless tobacco, partially offset by the absence of sales for a divested product line. Gross unit volume for moist smokeless tobacco for the second quarter increased 1% and 0.1% net of returned goods. For the six month period gross unit volume and net of returned goods amounts increased 2.8% and 0.7%, respectively. Although the returned goods as a percent of can sales improved in the second quarter as compared to the first quarter, returned goods were higher than the second quarter of 1997 due to an emphasis on increasing product freshness at retail and promotional units sold in prior periods. Registrant expects that the returned goods comparison will continue to moderate as the year progresses. The increase in Wine segment sales for the six month period was mainly due to higher selling prices. The decrease in Other segment sales for both periods were primarily due to the continued weakness in the premium cigar business and the absence of sales for businesses divested.

Cost of products sold and excise taxes decreased 3.2% for the second quarter and remained stable for the six month period. Both 1998 periods included higher costs for moist smokeless tobacco and wine, did not include the costs for businesses divested and had lower costs for premium cigars due to a decline in unit volume. The overall gross margin percentage increased slightly in both periods primarily due to higher selling prices, partially offset by higher unit costs for moist smokeless tobacco.

Selling, advertising and administrative costs increased 1.5% for the second quarter and decreased 6.2% for the six months. Both periods included higher costs for the Tobacco and Wine segments, offset by lower costs for the Other segment. Selling and advertising expenses increased for the Tobacco segment in both periods primarily due to the continuing implementation of sales and marketing initiatives which began in the second half of 1997. The six month period also included a $4.6 million charge resulting from Registrants' portion of the funding for a pilot program, primarily to reduce youth access to tobacco products, and related expenses, as part of the settlement with the state of Texas in connection with its health care cost reimbursement litigation. Increased spending in the Wine segment was in support of premium varietal wines. The decrease in the Other segment for both periods was due to the absence of expenses for the video entertainment subsidiary, which was sold in the first quarter of 1998, and lower spending in international markets. The decrease for the six month period also included gains recorded on the sale of certain commercial agricultural properties and the video entertainment subsidiary, which amounted to $10.7 million. Administrative and other expenses decreased in both periods primarily due to lower overall spending, primarily professional fees. The decrease in the six month period was also attributable to the absence of a 1997 charge ($6.6 million) related to recording the present value of future obligations arising under employment contracts with two former executive officers.

                                       (9)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Net interest expense decreased significantly in both periods, as compared to the corresponding periods in the prior year, primarily due to lower average levels of debt outstanding and higher income on cash equivalent investments.

Net earnings increased 1.9% to $119.1 million for the second quarter and increased 6% to $231.1 million for the six month period, as compared to the corresponding periods in the prior year. Diluted earnings per share increased 1.6% (basic remained stable) to 64 cents for the second quarter and increased 5.1% (5% basic) to $1.24 for the six month period, as compared to the corresponding periods in the prior year.

Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1997

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The increase in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to higher net income and changes in certain operating account balances such as taxes payable, inventories and prepaid expenses. Primary uses of cash in operations were for raw material inventories, principally seasonal purchases of leaf tobacco for moist smokeless tobacco, leaf tobacco purchases for cigars and grape purchases for the wine operations. Registrant anticipates that overall raw material inventory purchases in 1998 will approximate amounts expended in 1997.

Net cash provided by investing activities resulted from the proceeds from the sale of Registrant's video entertainment subsidiary and the disposition of property, plant and equipment, primarily the sale of certain commercial agricultural properties, partially offset by the purchases of property, plant and equipment. Registrant expects the 1998 capital program to approximate $66 million.

Net cash used in financing activities were amounts expended for dividends and the repayment of borrowings, partially offset by proceeds from the issuance of common stock. Registrant had suspended its stock repurchase program in 1997 and did not increase its 1998 quarterly dividend rate as a result of regulatory and litigation issues affecting the tobacco industry. (See Contingencies Note.)

Registrant will continue to have significant cash requirements for the remainder of 1998, primarily for dividends and capital spending. Registrant expects to meet these requirements with internally generated funds. If legislation implementing the proposed resolution or similar legislation were enacted, the financial obligations to be imposed on Registrant are expected to be significant, although the precise amount of such obligations cannot be determined at this time. (See Contingencies Note.)


                                      (10)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Forward-Looking and Cautionary Statements

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1997 Form 10-K, and to the legal and regulatory initiatives described in Form 8-K, dated July 3, 1997, and first quarter Form 10-Q regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.


                                      (11)

                                    UST Inc.
                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                  There were no reports on Form 8-K for the three months ended June 30, 1998.

                                      (12)

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               UST Inc.
                                        --------------------------
                                             (Registrant)




Date August 7, 1998                     /s/ Robert T. D'Alessandro
     --------------                     --------------------------
                                        Robert T. D'Alessandro
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer and
                                        Principal Financial Officer)

                                      (13)