Form 10-Q
period 1998-09-30
UST INC
filed 1998-11-10
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended September 30, 1998


                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________to_________________

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of Common shares ($.50 par value) outstanding at September 30, 1998 185,960,836

                                    UST Inc.

                                  (Registrant)


                                      INDEX


                                                                        Page No.
                                                                        --------

Part I.    Financial Information:

            Condensed Consolidated Statement of Financial Position -
                 September 30, 1998 and December 31, 1997                   2

            Condensed Consolidated Statement of Earnings -
                 Three and nine months ended September 30, 1998 and 1997    3

            Condensed Consolidated Statement of Cash Flows -
                 Nine months ended September 30, 1998 and 1997              4

            Notes to Condensed Consolidated Financial Statements            5

            Management's Discussion and Analysis of Operations and
                 Financial Condition                                        8


Part II.  Other Information:

            Item 5. Other Events                                           11

            Item 6. Exhibits and Reports on Form 8-K
                       3.2  By-Laws, as amended
                       27.  Financial Data Schedule


            Signature                                                      12



                                       (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                           September 30,       December 31,
                                                                               1998               1997
                                                                            -----------        -----------
                                                                            (Unaudited)           (Note)

ASSETS
Current assets
  Cash and cash equivalents                                                 $   121,132        $     6,927
  Accounts receivable                                                            63,088             67,702
  Inventories:
    Leaf tobacco                                                                170,194            152,869
    Products in process and finished goods                                      144,953            148,720
    Other materials and supplies                                                 16,882             18,077
                                                                            -----------        -----------
                                                                                332,029            319,666
  Prepaid expenses and other current assets                                      54,518             31,753
  Deferred income taxes                                                           8,784             15,796
                                                                            -----------        -----------
                           Total current assets                                 579,551            441,844
Property, plant and equipment, net                                              332,817            326,709
Other assets                                                                     63,325             57,025
                                                                            -----------        -----------
                            Total assets                                    $   975,693        $   825,578
                                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                    $      --          $    10,000
  Accounts payable and accrued expenses                                         113,759            119,345
  Income taxes                                                                   46,648             37,174
                                                                            -----------        -----------
                            Total current liabilities                           160,407            166,519

Long-term debt                                                                  100,000            100,000
Postretirement benefits other than pensions                                      77,274             73,868
Other liabilities                                                                60,974             48,396
Contingencies (see note)                                                           --                 --
                                                                            -----------        -----------

                            Total liabilities                                   398,655            388,783

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10  million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 207,785,836 shares in 1998,
     and 206,614,236 shares in 1997                                             103,893            103,307
  Additional paid-in capital                                                    498,791            474,661
  Retained earnings                                                             659,206            536,014
  Accumulated other comprehensive loss                                          (16,297)            (8,632)
                                                                            -----------        -----------
                                                                              1,245,593          1,105,350

  Less cost of shares in treasury - 21,825,000 shares                           668,555            668,555
                                                                            -----------        -----------

                           Total stockholders' equity                           577,038            436,795
                                                                            -----------        -----------
                           Total liabilities and stockholders' equity       $   975,693        $   825,578
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

See Notes to Condensed Consolidated Financial Statements.

                                       (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                       Three months ended                   Nine months ended
                                                         September 30,                        September 30,
                                                ------------------------------       ------------------------------
                                                   1998               1997              1998               1997
                                                -----------        -----------       -----------        -----------
Net sales                                       $   354,146        $   360,582       $ 1,051,700        $ 1,050,962

Costs and expenses
  Cost of products sold                              62,400             67,058           186,837            190,628
  Excise taxes                                        6,433              7,516            18,969             20,394
  Selling, advertising and administrative            96,648            101,367           283,695            300,730
  Interest, net                                      (1,303)             1,495              (578)             6,544
                                                -----------        -----------       -----------        -----------
    Total costs and expenses                        164,178            177,436           488,923            518,296
                                                -----------        -----------       -----------        -----------

Earnings before income taxes                        189,968            183,146           562,777            532,666
Income taxes                                         72,215             68,924           213,907            200,349
                                                -----------        -----------       -----------        -----------
Net earnings                                    $   117,753        $   114,222       $   348,870        $   332,317
                                                ===========        ===========       ===========        ===========


Net earnings per share
 Basic                                          $       .63        $       .62       $      1.88        $      1.81
 Diluted                                        $       .63        $       .62       $      1.87        $      1.79

Dividends per share                                $.40 1/2           $.40 1/2         $1.21 1/2          $1.21 1/2

Average number of shares
  Basic                                             185,919            184,025           185,630            183,752
  Diluted                                           186,674            185,573           186,873            185,522





See Notes to Condensed Consolidated Financial Statements.

                                       (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                Nine months ended September 30,
                                                                                     1998             1997
                                                                                   ---------        ---------


OPERATING ACTIVITIES
Net cash provided by operating activities                                          $ 327,151        $ 297,708

INVESTING ACTIVITIES

Purchases of property, plant and equipment                                           (41,349)         (37,960)
Dispositions of property, plant and equipment                                         19,213            1,914
Proceeds from the sale of a business                                                  20,152             --
Proceeds received from prepayment of royalties                                          --             25,732
                                                                                   ---------        ---------

         Net cash used in investing activities                                        (1,984)         (10,314)
                                                                                   ---------        ---------

FINANCING ACTIVITIES

Repayment of borrowings                                                              (10,000)        (104,000)
Proceeds from the issuance of common stock                                            24,716           42,524
Dividends paid                                                                      (225,678)        (223,310)
Stock repurchased                                                                       --            (45,719)
                                                                                   ---------        ---------

         Net cash used in financing activities                                      (210,962)        (330,505)
                                                                                   ---------        ---------

         Increase (decrease) in cash and cash equivalents                            114,205          (43,111)

         Cash and cash equivalents at beginning of year                                6,927           54,452
                                                                                   ---------        ---------

         Cash and cash equivalents at end of period                                $ 121,132        $  11,341
                                                                                   =========        =========



Supplemental disclosure of cash flow information
Cash paid during the period for:
   Income taxes                                                                    $ 191,315        $ 209,774

   Interest                                                                            4,243            6,911


See Notes to Condensed Consolidated Financial Statements.

                                       (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1997.

COMPREHENSIVE INCOME

In the first quarter Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting of comprehensive income. The main components of comprehensive income that directly relate to Registrant are net earnings, foreign currency translation adjustments (SFAS No. 52) and additional minimum pension liability adjustments (SFAS No. 87). Prior to adoption, the pension adjustment was included in stockholders' equity and the translation adjustment was included in other assets. The December 31, 1997 Statement of Financial Position has been reclassified to conform to the requirements of SFAS No. 130. For the third quarter of 1998 and 1997, total comprehensive income, net of taxes, amounted to $117,587,000 and $114,038,000, respectively. For the first nine months of 1998 and 1997 total comprehensive income, net of taxes, was $341,205,000 and $331,994,000, respectively.


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

                                       (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE
(In thousands, except per share amounts)

The following table presents the computation of basic and diluted earnings per share:

                                                       Three months ended                 Nine months ended
                                                          September 30,                      September 30,
                                                          -------------                      -------------
                                                        1998           1997           1998           1997
                                                      --------       --------       --------       --------
Numerator:
   Net earnings                                       $117,753       $114,222       $348,870       $332,317

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                           185,919        184,025        185,630        183,752
   Dilutive effect of employee stock options               755          1,548          1,243          1,770
                                                      --------       --------       --------       --------
     Denominator for diluted earnings per share        186,674        185,573        186,873        185,522
Basic earnings per share                              $    .63       $    .62       $   1.88       $   1.81
Diluted earnings per share                            $    .63       $    .62       $   1.87       $   1.79



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

In October 1998, Registrant was dismissed from the health care cost reimbursement litigation brought by the state of Washington. Registrant has agreed to certain non-economic undertakings similar to those in Florida and Texas and to pay $2 million in legal costs (to be paid on an installment basis).

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

                                       (6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Registrant is also named in an action in San Francisco, California along with five other smokeless tobacco manufacturers seeking damages and other relief brought by the City and County of San Francisco and the Environmental Law Foundation purportedly on behalf of "the residents of San Francisco County and the general public" alleging violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code Section 25249.6, et seq. ("Proposition 65") and the California Unfair Competition Act, Business and Professions Code Section 17200, et seq. The action alleges, among other things, that the defendants sold smokeless tobacco products in California without providing a ". . . 'clear and reasonable' warning that their use results in multiple exposures to substances known to the State of California to cause cancer, birth defects and reproductive harm."

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant's willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended. Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on the consolidated financial position of Registrant, but may have a material impact on Registrant's consolidated financial results for a particular reporting period in which resolved.

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

On August 28, 1996, the Food and Drug Administration (FDA) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purporting to regulate smokeless tobacco products as a "medical device." Registrant and other smokeless tobacco manufacturers filed suit against the FDA seeking a judicial declaration that the FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that the FDA, as a matter of law, is not precluded from regulating cigarettes and smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions.

The court, granting Registrant's motion for summary judgment, also ruled that the FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit most of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." On August 14, 1998, the Fourth Circuit of Appeals ruled in favor of Registrant and other tobacco product manufacturers stating that the FDA lacks jurisdiction to regulate tobacco products and that all of the FDA's August 28, 1996 regulations are invalid. FDA is seeking a rehearing en banc.

                                       (7)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
Third quarter and nine months of 1998 compared with the corresponding periods of 1997

Net sales for the third quarter of 1998 decreased 2 percent to $354.1 million, while net sales for the nine month period of 1998 were $1,052 million which approximated the nine month period of 1997. Sales for the Tobacco segment increased for both 1998 periods, while sales for Wine and Other segments declined. The Tobacco segment increases in both periods were primarily attributable to higher selling prices, partially offset by lower net unit volume for moist smokeless tobacco products and the absence of sales for a divested product line. Unit volume for moist smokeless tobacco, net of returned goods, decreased 1.8% in the third quarter and 0.2% in the nine month period as compared with the corresponding 1997 periods. The returned goods comparison for the third quarter of 1998 versus 1997 stabilized. For the nine month period returned goods as a percentage of sales increased significantly due to Registrant's emphasis on increasing product freshness at retail, which began during the second half of 1997, and promotional units sold in prior periods. Registrant expects that the returned goods comparison will improve slightly in the fourth quarter. The decrease in Wine segment sales for both 1998 periods was due to a decline in premium case volume as a result of competitive pricing in the marketplace. Registrant has since adjusted wine selling prices in an effort to increase case sales for the remainder of 1998. The decrease in Other segment sales for both periods were primarily due to the continued weakness in the domestic premium cigar business and the absence of sales for a divested business.

Cost of products sold and excise taxes decreased 8% in the third quarter and 2% for the nine months. The decrease in both periods was primarily due to the absence of costs for businesses divested and volume declines for wine and domestic premium cigars. Both periods were partially offset by higher unit costs for moist smokeless tobacco and wine. The overall gross margin percentage increased slightly in both periods primarily due to higher selling prices coupled with the absence of lower margins from a discontinued business, partially offset by higher unit costs for moist smokeless tobacco.

Selling, advertising and administrative costs decreased 5% for the third quarter and 6% for the nine month period. Both 1998 periods included increased costs for the Tobacco and Wine segments and lower costs for the Other segment. Selling and advertising expenses increased for the Tobacco segment primarily due to increased marketing and sales initiatives, and a new moist product introduction during the third quarter. Administrative and other expenses for 1998 and 1997 for the Tobacco segment included settlement charges for the states of Washington, Texas and Florida, in connection with Registrant's health care cost reimbursement litigation. The charges were for the funding of pilot programs, primarily to reduce youth access to tobacco products, and related expenses. Both the third quarter and nine month periods of 1998 included settlement charges of $3.1 million for Washington and Florida, while both 1997 periods included $3.0 million for Florida. The nine month period of 1998 also included a $4.6 million settlement charge for Texas. In addition, administrative expenses for the Tobacco segment for both 1998 periods were favorably affected by lower spending, primarily legal professional fees. Increased spending in the Wine segment was in support of premium varietal wines. Other segment expenses were lower for both periods primarily due to the absence of expenses for the video entertainment subsidiary, which was sold in the first quarter of 1998, and lower spending in international markets.

                                       (8)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

The decrease in the nine month period also included gains recorded on the sale of certain commercial agricultural properties and the video entertainment subsidiary, which amounted to $10.7 million. Corporate administrative and other expenses decreased in both periods primarily due to lower overall spending. The decrease in the nine month period was also attributable to the absence of a 1997 charge ($6.6 million) related to recording the present value of future obligations arising under employment contracts with two former officers.

Interest, net, decreased significantly in both periods as compared to the corresponding periods in the prior year due to higher income on cash equivalent investments, resulting from an increase in the level of funds invested, and lower average levels of debt outstanding.

Net earnings increased 3 percent to $117.8 million for the third quarter and increased 5% to $348.9 million for the nine month period, as compared to the corresponding 1997 periods. Basic and diluted earnings per share increased 2% to 63 cents for the third quarter. Basic and diluted earnings per share both increased 4%, to $1.88 and $1.87, respectively, for the nine month period as compared to the corresponding period in the prior year.

Liquidity and Sources of Capital
Changes in Financial Condition Since December 31, 1997

Net cash provided by operating activities represents net income adjusted for the non-cash items included in the determination of net income as well as changes in operating assets and liabilities. The increase in net cash provided by operating activities as compared to the similar period in the prior year was primarily due to higher net income and changes in certain operating account balances such as taxes payable, inventories and prepaid expenses. Primary uses of cash in operations were for raw material inventories, principally seasonal purchases of leaf tobacco for moist smokeless tobacco, leaf tobacco purchases for cigars and seasonal grape purchases for the wine operations. Registrant anticipates that overall raw material inventory purchases in 1998 will approximate amounts expended in 1997.

Net cash provided by investing activities resulted from the proceeds from the sale of Registrant's video entertainment subsidiary and the disposition of property, plant and equipment, primarily the sale of certain commercial agricultural properties, partially offset by the purchases of property, plant and equipment. Registrant expects the 1998 capital program to approximate $63 million.

Net cash used in financing activities were amounts expended for dividends and the repayment of borrowings, partially offset by proceeds from the issuance of common stock. Registrant had suspended its stock repurchase program in 1997 and did not increase its 1998 quarterly dividend rate as a result of regulatory and litigation issues affecting the tobacco industry. (See Contingencies Note.)

Registrant will continue to have significant cash requirements for the remainder of 1998, primarily for dividends. Registrant expects to meet these requirements with internally generated funds.

                                       (9)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


Year 2000

Registrant has developed plans to address the year 2000 issue and is currently modifying or replacing critical computer systems to become year 2000 compliant. Registrant has performed a risk assessment and developed and coordinated corrective measures to address the year 2000 issue. Registrant's year 2000 plan includes both information technology (IT) systems, non-IT systems and a risk assessment of our major vendors and customers. Major vendors and customers were surveyed to determine their state of readiness and the potential implications they may have on Registrant's business. Site visits will be planned for critical vendors and customers. Remediation and testing of critical business IT systems are currently in process and are expected to be year 2000 compliant by June 30, 1999. Remediation and testing of non-IT systems will also continue, as necessary, during the first half of 1999.

Based on current information available, Registrant estimates, that the cost to become year 2000 compliant will be approximately $15 million to $20 million, of which $8 million has been expended through September 30, 1998. Costs associated with the replacement of IT systems and computer hardware will be capitalized where appropriate.

Incomplete or untimely resolution of the year 2000 issue by Registrant or critically important customers or vendors could cause delays in Registrant's ability to manufacture and ship its products, process transactions or engage in similar normal business activities, which would have a material financial impact on Registrant's operations. With the implementation of its year 2000 plan, Registrant believes the year 2000 issue should not pose any significant operational problems.

Registrant is developing contingency plans in order to minimize the potential disruption of business operations that may result if Registrant, its vendors or customers fail to become year 2000 compliant. The contingency plans may include stockpiling or securing alternate sources of manufacturing supplies.

Forward-Looking and Cautionary Statements

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1997 Form 10-K and first and second quarters' Form 10-Q regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.

                                      (10)

                                    UST Inc.
                           PART II - OTHER INFORMATION

Item 5.           Other Events

                  On October 22, 1998, Registrant's Board of Directors authorized amendments to the By-Laws which will require that stockholders intending to present matters or nominate directors at an Annual Meeting of Stockholders provide Registrant with advance written notice of such stockholder's intention on or prior to the date which is 90 days prior to the anniversary date of the prior year's Annual Meeting. Accordingly, for a stockholder proposal to be presented at the 1999 Annual Meeting and for such proposal to be timely under the By-Laws and Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934, Registrant must receive notice of any such intention no later than February 4, 1999. A copy of the Registrant's By-Laws, as amended, is filed as Exhibit 3.2 hereto and is incorporated herein by reference.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  3.2      By-Laws, as amended

                  27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                  There were no reports on Form 8-K for the three months ended September 30, 1998.

                                      (11)

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            UST Inc.
                                          (Registrant)





Date November 10, 1998                 /s/ Robert T. D'Alessandro
     ------------------------          -----------------------------------------
                                       Robert T. D'Alessandro
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer and
                                       Principal Financial Officer)

                                      (12)