Form 10-K
period 1998-12-31
UST INC
filed 1999-03-12
CIK 811669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                               ------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

 [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                     WHICH REGISTERED
         -------------------                 ------------------------
   COMMON STOCK -- $.50 PAR VALUE             NEW YORK STOCK EXCHANGE
                                              PACIFIC EXCHANGE, INC.

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

    AS OF FEBRUARY 1, 1999, THE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, HELD BY NON-AFFILIATES OF REGISTRANT (WHICH FOR THIS PURPOSE DOES NOT INCLUDE DIRECTORS OR OFFICERS) WAS $5,552,186,929.

    AS OF FEBRUARY 1, 1999, THERE WERE 181,533,336 SHARES OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN SECTIONS OF UST ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 AND FILED AS AN EXHIBIT AS REQUIRED BY
     ITEM 601(b)(13) OF REGULATION S-K.........................PARTS I & II

    CERTAIN PAGES OF UST 1999 NOTICE OF ANNUAL MEETING AND PROXY
    STATEMENT.......................................................PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     UST Inc. was formed on December 23, 1986 as a Delaware corporation. Pursuant to a reorganization approved by stockholders at the 1987 Annual Meeting, United States Tobacco Company (originally incorporated in 1911) became a wholly owned subsidiary of UST Inc. on May 5, 1987. UST Inc., through its subsidiaries (collectively "Registrant" unless the context otherwise requires), is engaged in manufacturing and marketing consumer products in the following operating segments:

          SMOKELESS TOBACCO PRODUCTS: Registrant's primary activities are manufacturing and marketing smokeless tobacco (snuff and chewing tobacco).

          WINE:  Registrant produces and markets wine and craft beers.

          ALL OTHER OPERATIONS: Registrant's international operation which markets moist smokeless tobacco and its cigar operation which manufactures and markets premium cigars are included in all other operations.

OPERATING SEGMENT DATA

     Registrant hereby incorporates by reference the Consolidated Segment Information pertaining to the years 1996 through 1998 set forth on page 23 of its Annual Report to stockholders for the fiscal year ended December 31, 1998 ("Annual Report"), which page is included in Exhibit 13.

                           SMOKELESS TOBACCO PRODUCTS

PRINCIPAL PRODUCTS

     Registrant's principal smokeless tobacco products and brand names are as follows:

          Moist -- COPENHAGEN, SKOAL LONG CUT, SKOAL, COPENHAGEN LONG CUT, SKOAL
                   BANDITS, RED SEAL, ROOSTER

          Dry -- BRUTON, CC, RED SEAL

     It has been claimed that the use of tobacco products, including smokeless tobacco, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on electronic media. A federal excise tax was imposed in 1986, which was increased in 1991, 1993 and 1997. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 1999. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, ingredients disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 1999. Registrant is unable to assess the future effects these various actions may have on its smokeless tobacco business.

     On August 28, 1996, the Food and Drug Administration ("FDA") published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purporting to regulate smokeless tobacco products as a "medical device." Registrant and other smokeless tobacco manufacturers filed suit against FDA seeking a judicial declaration that FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that FDA, as a matter of law, is not precluded from regulating smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions. The court, granting Registrant's motion for summary judgment, also ruled that FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit most of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." On August 14, 1998, the Fourth Circuit Court of Appeals ruled in favor of Registrant and other tobacco product manufacturers stating that FDA lacks jurisdiction to regulate tobacco products and that all of the regulations published by FDA on August 28, 1996 are invalid. On January 19, 1999, FDA filed a petition for certiorari seeking review of the Fourth Circuit's ruling by the United States Supreme Court. Registrant is not able to predict the outcome of the appeal, or assess the future effect that these FDA regulations, if implemented, may have on its smokeless tobacco business.

RAW MATERIALS

     Except as noted below, raw materials essential to Registrant's business are generally purchased in domestic markets under competitive conditions.

     Almost all of the tobacco used in Registrant's products is purchased from domestic suppliers. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by Registrant from domestic and other sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by Registrant for a period of two to three years prior to their use.

     Registrant or its suppliers purchase certain flavoring components used in Registrant's tobacco products from foreign sources.

     At the present time, Registrant has no reason to believe that future raw material requirements for its tobacco products will not be satisfied. However, the continuing availability and the cost of tobacco is dependent upon a variety of factors which cannot be predicted, including weather, growing conditions, disease, local planting decisions, overall market demands and other factors.

WORKING CAPITAL

     The principal portion of Registrant's operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for manufacturing of smokeless tobacco products, to ensure a two to three year aging process prior to use.

CUSTOMERS

     Registrant markets its moist smokeless tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 32% of Registrant's gross sales of tobacco products are made to four customers, one of which, McLane Co. Inc., a national distributor, accounts for 21% of Registrant's consolidated revenue. Registrant has maintained satisfactory relationships with its customers for many years.

COMPETITIVE CONDITIONS

     The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than Registrant and many smaller ones. The larger companies concentrate on the manufacture and marketing of cigarettes, one of which also manufactures and markets smokeless tobacco products. Registrant is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, Registrant competes actively with both larger and smaller companies in the marketing of its tobacco products. Registrant's principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, price, product recognition and distribution.

                                      WINE

     Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK and imports, bottles and markets wine from France under the COLOUR VOLANT label. Approximately 54% of Registrant's wine sales are made to ten distributors, no one of which accounts for more than 25% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

     In addition, Registrant owns and operates a microbrewery located in Yakima, Washington, which produces and markets craft beers primarily under the brand name BERT GRANT'S ALE. Registrant is a minor factor in the total nationwide business of producing craft beers.

     It has been claimed that the use of alcohol beverages may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about alcohol beverages and health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, inter alia, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 1999. Also in recent years, increased regulation of alcohol beverages by various states included, inter alia, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 1999. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines and craft beers.

     Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located primarily in Washington state and purchased bulk wine from other sources. Total grape tonnage harvested and purchased in 1998 was slightly higher than in 1997. Due to the outstanding harvest yields experienced in 1998 and 1997, the supply of grapes is adequate to meet expected demand and thereby eliminate the need for product allocations in 1999.

     Registrant's principal competition comes from many larger, well-established national companies, as well as many smaller wine producers. Registrant's principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Registrant is a minor factor in the total nationwide business of producing wines.

                              ALL OTHER OPERATIONS

     All other operations consist of the international operation which markets moist smokeless tobacco; cigar operation which manufactures and markets the premium cigar brands, DON TOMAS, ASTRAL and HABANO PRIMERO. None of the above, singly, constitutes a material portion of Registrant's operations.

     It has been claimed that the use of tobacco products, including cigars, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. The federal excise tax on cigars was last increased in 1993. On August 28, 1996, FDA published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purports to regulate cigarettes and smokeless tobacco products as "medical devices." FDA did not attempt to assert jurisdiction over cigars, and FDA's regulations do not apply to cigars. On July 25, 1997, a public health group filed a petition with FDA requesting that the agency initiate proceedings to assert jurisdiction over cigars as "nicotine delivery systems." In the event FDA attempts to extend its purported tobacco regulations to cover cigars and the regulations survive a judicial challenge, those regulations would impose severe restrictions on the advertising, marketing and promotion of cigar products and would require Registrant to comply with a wide range of labeling, reporting and other requirements with respect to its cigar products. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of warning notices on cigar products, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 1999. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, additional proposed warning notices on cigar products, the imposition of significantly higher taxes, advertising bans and restrictions, constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 1999. Registrant is unable to assess the future effects these various actions may have on its cigar business.

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

NUMBER OF EMPLOYEES

     Registrant's average number of employees during 1998 was 4,924.

TRADEMARKS

     Registrant markets consumer products under a large number of trademarks. All of Registrant's trademarks either have been registered or applications therefor are pending with the United States Patent and Trademark Office.

SEASONAL BUSINESS

     No material portion of the business of any operating segment of Registrant is seasonal.

ORDERS

     Backlog of orders is not a material factor in any operating segment of Registrant.

ITEM 2 -- PROPERTIES

     Set forth below is information concerning principal facilities and real properties of Registrant.

                                      BUILDINGS IN
                                      APPROXIMATE
              LOCATION                SQUARE FEET                 ACTIVITIES
              --------                ------------                ----------
Tobacco Facilities:
  Nashville, Tennessee..............    973,000      Office and manufacturing plants for
                                                     moist and dry smokeless tobacco
                                                     products, plastic injection molding
                                                     operation for production of cans and
                                                     lids, manufacturing engineering
                                                     department, research and development
                                                     laboratory and warehouse for
                                                     distribution of various products.
  Hopkinsville, Kentucky............    998,500      Office, plants and warehouses for
                                                     tobacco leaf handling, processing
                                                     and storage and for manufacture of
                                                     dry flour for smokeless tobacco
                                                     products.
  Franklin Park, Illinois...........    505,000      Office and manufacturing plant for
                                                     moist smokeless tobacco products,
                                                     fiberboard can operations and
                                                     warehouse for distribution of
                                                     various products.
Wine Facilities:
  Paterson, Washington..............    620,000      Winery, distribution and storage
                                                     facility, office and retail shop.
  Woodinville, Washington...........    195,000      Winery, distribution and storage
                                                     facility, executive and sales
                                                     offices and retail shop.
  Grandview, Washington.............     40,000      Winery and storage facility.
  St. Helena, California............     19,800      Winery and storage facility.
  Yakima, Washington................     26,000      Microbrewery, distribution and
                                                     storage facility and office.
Other Facilities:
  Tampa, Florida....................     57,000      Office, warehouse and cigar
                                                     distribution center.
  Danli, Honduras, C.A. ............    134,000      Office, warehouses and manufacturing
                                                     plant for cigars and boxes.
  Talanga, Honduras, C.A. ..........    107,000      Office, warehouse and barns.
  Santiago, Dominican Republic......     16,000      Office and manufacturing plant for
                                                     cigars.
Headquarters:
  Greenwich, Connecticut............    208,000      Executive, sales and general offices
                                                     in several buildings.

                                        LAND IN
                                      APPROXIMATE
              LOCATION                   ACRES                   ACTIVITIES
              --------                -----------                ----------
  Yakima and Benton Counties,
     Washington.....................      3,390     Vineyards.
  Grant and Benton Counties,
     Washington.....................     10,864     Other, including agricultural
                                                    properties.

     Such principal properties in Registrant's operations were utilized only in connection with Registrant's business operations. Registrant believes that the above properties at December 31, 1998 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity.

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

     On November 23, 1998, Registrant entered into the Smokeless Tobacco Master Settlement Agreement (the "Settlement Agreement") with attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated by various attorneys general against Registrant. The Settlement Agreement requires Registrant to adopt various marketing and advertising restrictions and make payments expected to total between $100 and approximately $200 million over ten years -- depending on various factors -- for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes.

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

     Registrant is named in an action in Illinois seeking damages and other relief brought by an individual plaintiff and purporting to state a class action "on behalf of himself and all other persons similarly situated" alleging that his use of Registrant's smokeless tobacco products "resulted in his addiction to nicotine, increased use of Defendant's products and gum deterioration."

     Registrant has also been served with a Summons and Complaint in an action entitled Roger L. Campbell v. American Tobacco Company, et al., (File No. 98CVS10642), General Court of Justice, Superior Court Division, Guilford County, North Carolina, on November 13, 1998. This action is brought by an individual plaintiff who alleges that he developed bladder cancer as a result of his use of smokeless tobacco manufactured by Registrant. Plaintiff seeks unspecified damages in excess of $10,000.

     In Morgan v. United States Tobacco Company, et al., (No. 68655B), Tenth Judicial District Court for the Parish of Natchitoches, State of Louisiana, the action was dismissed by court Order dated November 6, 1997. On November 5, 1998, the same plaintiff, now in his individual capacity only, commenced another action against Registrant, entitled David Chris Morgan v. United States Tobacco Company, et al., (No. 70723A), Tenth Judicial District Court, Parish of Natchitoches, State of Louisiana. The petition alleged that plaintiff has "developed a lesion on his lower lip" and "is addicted to the nicotine contained in smokeless tobacco" as a result of his use of Registrant's smokeless tobacco products. Plaintiff sought unspecified compensatory and punitive damages and other general, special and equitable relief in an amount not to exceed $50,000. On December 18, 1998, the court entered an Order dismissing this action.

     In The City and County of San Francisco, on Behalf of the People of the State of California, and Environmental Law Foundation, on Behalf of the General Public v. United States Tobacco Company, et al., (No. 993992), Superior Court of the State of California, County of San Francisco, plaintiffs allege defendants' violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code sec.sec.25249.6, et seq. ("Proposition 65"), claiming "the unlawful marketing and sale by defendants of tobacco snuff and chewing tobacco .
 . . to children and adolescents without providing a 'clear and reasonable' warning that their use results in multiple exposures to substances known to the State of California to cause cancer, birth defects and reproductive harm." Plaintiffs further allege defendants' statutory violation of the Unfair

Competition Act, Business and Professions Code sec.sec.17200, et seq. The action seeks unspecified compensatory damages, injunctive relief, restitution, attorneys fees and costs.

     In Conwood Company, L.P. and Conwood Sales Company, L.P. v. United States Tobacco Company, United States Tobacco Sales and Marketing Company Inc., United States Tobacco Manufacturing Company Inc. and UST Inc. (Case No. 5:98CV-108-R), United States District Court, Western District of Kentucky, Paducah Division, Plaintiffs allege, among other things, Registrant's violation of federal antitrust and advertising laws in connection with the marketing and sale of its moist snuff brands, and alleges various violations of tort and state law. The complaint seeks an injunction against alleged "anticompetitive conduct," more than $400 million in "actual damages" before trebling, and punitive damages. Registrant believes that the complaint contains numerous misstatements of fact and that the allegations are without merit. Registrant intends to defend this action vigorously.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of February 1, 1999 is set forth below:

                      NAME                                       OFFICE                    AGE
                      ----                                       ------                    ---
Vincent A. Gierer, Jr...........................  Chairman of the Board, Chief             51
                                                  Executive Officer and President
Robert E. Barrett...............................  Executive Vice President and             60
                                                  President -- UST Enterprises Inc.
Richard H. Verheij..............................  Executive Vice President and General     40
                                                    Counsel
Allen C. Shoup..................................  President -- International Wine &        55
                                                  Spirits Ltd.
A. Gary Smith...................................  President -- United States Tobacco       50
                                                    Company
Robert T. D'Alessandro..........................  Senior Vice President and Controller     45

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

     Mr. Smith has served as President of United States Tobacco Company since June 25, 1998. He served as Executive Vice President of United States Tobacco Company from January 1, 1998 to June 24, 1998 and as Senior Vice President of United States Tobacco Company from December 17, 1992 to December 31, 1997. Mr. Smith has been employed by Registrant since September 18, 1972.

     Mr. D'Alessandro has served as Senior Vice President and Controller since January 1, 1996. He has served as Controller since December 19, 1991. Mr. D'Alessandro has been employed by Registrant since May 4, 1981.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant hereby incorporates by reference the information with respect to the market for its common stock, $.50 par value ("Common Stock"), and related security holder matters set forth on page 37 of its Annual Report, which page is included in Exhibit 13. Registrant's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. As of February 1, 1999, there were approximately 9,500 stockholders of record of its Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

     Registrant hereby incorporates by reference the Consolidated Selected Financial Data -- 11 Years set forth on pages 42 and 43 of its Annual Report, which pages are included in Exhibit 13.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Registrant hereby incorporates by reference the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 15-22 of its Annual Report, which pages are included in Exhibit 13.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk refers to the potential effects of unfavorable changes in certain prices and rates on Registrant's financial results and condition, primarily foreign currency exchange rates, interest rates on borrowings and prices of leaf tobacco and grapes. Registrant does not utilize derivative instruments in managing its exposure to such changes.

     Registrant does not believe that near-term changes in foreign currency exchange rates, interest rates or leaf tobacco and grape prices will have a material effect on its future earnings, fair values or cash flows.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Registrant hereby incorporates by reference the report of independent auditors and the information contained in the consolidated financial statements, including the notes thereto set forth on pages 23-41 of its Annual Report, which pages are included in Exhibit 13.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1999 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth herein following Item 4 of this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 1999 Annual Meeting and Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 1999 Annual Meeting and Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption "Indebtedness of Management" in its Notice of 1999 Annual Meeting and Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     (1) The following consolidated financial statements of Registrant included in the Annual Report are incorporated by reference in Item 8 and included in
Exhibit 13:

          Consolidated Statement of Earnings -- Years ended December 31, 1998, 1997 and 1996

          Consolidated Statement of Financial Position -- December 31, 1998 and 1997

          Consolidated Statement of Cash Flows -- Years ended December 31, 1998, 1997 and 1996

        Consolidated Statement of Changes in Stockholders' Equity -- Years ended December 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

     (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

 3.1     --  Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for
             the quarter ended March 31, 1992.
 3.2     --  By-Laws adopted on December 23, 1986, and amended and
             restated effective October 22, 1998, incorporated by
             reference to Exhibit 3.2 to Form 10-Q for the quarter ended
             September 30, 1998.
10.1*    --  Form of Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive
             Officer, incorporated by reference to Exhibit 10.1 to Form
             10-Q for the quarter ended September 30, 1986.
10.2*    --  Form of Severance Agreement dated October 27, 1986 between
             Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September
             30, 1986.
10.3*    --  1982 Stock Option Plan restated as of March 22, 1989,
             incorporated by reference to Exhibit 4.1 to Form S-8
             Registration Statement filed on April 14, 1989.
10.4*    --  1992 Stock Option Plan, as amended and restated as of
             December 12, 1996, incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1996.
10.5*    --  Incentive Compensation Plan, as amended and restated as of
             January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.6*    --  Amendment to Incentive Compensation Plan, effective
             September 25, 1997, incorporated by reference to Exhibit
             10.6 to Form 10-K for the fiscal year ended December 31,
             1997.
10.7*    --  Officers' Supplemental Retirement Plan, as restated as of
             December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.8*    --  Nonemployee Directors' Retirement Plan, as amended and restated as of January 1, 1998, incorporated by reference to
             Exhibit 10.8 to Form 10-K for the period ended December 31,
             1997.
10.9     --  Directors' Supplemental Medical Plan, as amended and
             restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended
             December 31, 1994.
10.10*   --  Nonemployee Directors' Stock Option Plan effective May 2,
             1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.11*   --  Nonemployee Directors' Restricted Stock Award Plan effective
             January 1, 1999.
13       --  Pages 15-43 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21       --  Subsidiaries of UST.
23       --  Consent of Independent Auditors.
27       --  Financial Data Schedules.

---------------
(b) On November 25, 1998, Registrant filed a Current Report on Form 8-K which reported the execution by its subsidiary, United States Tobacco Company, of the Smokeless Tobacco Master Settlement Agreement with attorneys general of various states and U.S. territories to resolve health care cost reimbursement claims.

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

                                            UST Inc.
Date: February 17, 1999
                                            By: /s/ VINCENT A. GIERER, JR.

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


                          Chairman of the Board,
                         Chief Executive Officer
                         and President (Principal
February 17, 1999           Executive Officer)                         /s/ VINCENT A. GIERER, JR.
                                                        --------------------------------------------------------
                                                                         VINCENT A. GIERER, JR.

                          Senior Vice President
                              and Controller
                          (Principal Accounting
                          Officer and Principal
February 17, 1999           Financial Officer)                         /s/ ROBERT T. D'ALESSANDRO
                                                        --------------------------------------------------------
                                                                         ROBERT T. D'ALESSANDRO

February 17, 1999                Director                                 /s/ JAMES W. CHAPIN
                                                        --------------------------------------------------------
                                                                            JAMES W. CHAPIN

February 17, 1999                Director                                 /s/ JOHN P. CLANCEY
                                                        --------------------------------------------------------
                                                                            JOHN P. CLANCEY

February 17, 1999                Director                             /s/ EDWARD H. DEHORITY, JR.
                                                        --------------------------------------------------------
                                                                        EDWARD H. DEHORITY, JR.

February 17, 1999                Director                                /s/ ELAINE J. EISENMAN
                                                        --------------------------------------------------------
                                                                           ELAINE J. EISENMAN

February 17, 1999                Director                                /s/ EDWARD T. FOGARTY
                                                        --------------------------------------------------------
                                                                           EDWARD T. FOGARTY

February 17, 1999         Chairman of the Board                        /s/ VINCENT A. GIERER, JR.
                                                        --------------------------------------------------------
                                                                         VINCENT A. GIERER, JR.

February 17, 1999                Director                                   /s/ P.X. KELLEY
                                                        --------------------------------------------------------
                                                                              P.X. KELLEY

February 17, 1999                Director                                  /s/ PETER J. NEFF
                                                        --------------------------------------------------------
                                                                             PETER J. NEFF

February 17, 1999                Director                              /s/ LOWELL P. WEICKER, JR.
                                                        --------------------------------------------------------
                                                                         LOWELL P. WEICKER, JR.

                                 EXHIBIT INDEX

 3.1    --   Restated Certificate of Incorporation dated May 5, 1992,
             incorporated by reference to Exhibit 3.1 to Form 10-Q for
             the quarter ended March 31, 1992.
 3.2    --   By-Laws adopted on December 23, 1986, and amended and
             restated effective October 22, 1998, incorporated by
             reference to Exhibit 3.2 to Form 10-Q for the quarter ended
             September 30, 1998.
10.1*   --   Form of Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive
             Officer, incorporated by reference to Exhibit 10.1 to Form
             10-Q for the quarter ended September 30, 1986.
10.2*   --   Form of Severance Agreement dated October 27, 1986 between
             Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September
             30, 1986.
10.3*   --   1982 Stock Option Plan restated as of March 22, 1989,
             incorporated by reference to Exhibit 4.1 to Form S-8
             Registration Statement filed on April 14, 1989.
10.4*   --   1992 Stock Option Plan, as amended and restated as of
             December 12, 1996, incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1996.
10.5*   --   Incentive Compensation Plan, as amended and restated as of
             January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.6*   --   Amendment to Incentive Compensation Plan, effective
             September 25, 1997, incorporated by reference to Exhibit
             10.6 to Form 10-K for the fiscal year ended December 31,
             1997.
10.7*   --   Officers' Supplemental Retirement Plan, as restated as of
             December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.8*   --   Nonemployee Directors' Retirement Plan, as amended and
             restated as of January 1, 1998, incorporated by reference to
             Exhibit 10.8 to Form 10-K for the period ended December 31,
             1997.
10.9    --   Directors' Supplemental Medical Plan, as amended and
             restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended
             December 31, 1994.
10.10*  --   Nonemployee Directors' Stock Option Plan effective May 2,
             1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.11*  --   Nonemployee Directors' Restricted Stock Award Plan effective
             January 1, 1999.
13      --   Pages 15-43 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21      --   Subsidiaries of UST.
23      --   Consent of Independent Auditors.
27      --   Financial Data Schedules.

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.