Form 10-Q
period 1999-03-31
UST INC
filed 1999-05-17
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

         For quarterly period ended                  March 31, 1999
                                    --------------------------------------------

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    ---------------

         Commission File Number 0-17506
                                -------

                                    UST Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                           06-1193986
----------------------------------                           -------------------
 (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  100 West Putnam Avenue, Greenwich, CT                           06830
 ----------------------------------------                      ----------
 (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (203) 661-1100
                                                           --------------

                                      NONE
    ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---
Number of Common shares ($.50 par value) outstanding at March 31, 1999
176,096,046
-----------

                                    UST Inc.

                                  (Registrant)


                                      INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information:

         Condensed Consolidated Statement of Financial Position -
                  March 31, 1999 and December 31, 1998                     2

         Condensed Consolidated Statement of Earnings -
                  Three months ended March 31, 1999 and 1998               3

         Condensed Consolidated Statement of Cash Flows -
                  Three months ended March 31, 1999 and 1998               4

         Notes To Condensed Consolidated Financial Statements              5

         Management's Discussion And Analysis of Operations and
                  Financial Condition                                      9

Part II. Other Information:

         Item 4. Submission of Matters to a Vote of Security Holders      13

         Item 6. Exhibits and Reports on Form 8-K                         13
                  27.  Financial Data Schedule

Signature                                                                 14






                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)


                                                                         March 31,             December 31,
                                                                           1999                   1998
                                                                        -----------            ------------
                                                                        (Unaudited)               (Note)
ASSETS
Current assets
  Cash and cash equivalents                                                $ 15,072              $ 33,210
  Accounts receivable                                                        66,867                63,269
  Inventories:
    Leaf tobacco                                                            207,881               178,078
    Products in process                                                     112,477               110,752
    Finished goods                                                           62,015                66,688
    Other materials and supplies                                             18,761                17,116
                                                                           --------               -------
                                                                            401,134               372,634
  Prepaid expenses and other current assets                                  22,649                24,653
  Deferred income taxes                                                      13,119                13,447
                                                                           --------              --------
                      Total current assets                                  518,841               507,213
Property, plant and equipment, net                                          339,188               338,695
Other assets                                                                 69,927                67,411
                                                                           --------              --------
                      Total assets                                         $927,956              $913,319
                                                                           ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                          $153,700              $     -
  Accounts payable and accrued expenses                                      97,058               156,699
  Income taxes                                                              103,836                40,617
                                                                           --------              --------
                      Total current liabilities                             354,594               197,316
Long-term debt                                                              100,000               100,000
Postretirement benefits other than pensions                                  79,323                78,567
Other liabilities                                                            70,526                69,143
Contingencies (see note)                                                         -                      -
                                                                          ---------              --------

                      Total liabilities                                     604,443               445,026
Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 208,351,246 shares in 1999
     and 208,095,836 shares in 1998                                         104,176               104,048
  Additional paid-in capital                                                514,558               512,089
  Retained earnings                                                         718,045               684,489
  Accumulated other comprehensive loss                                      (19,063)              (18,420)
                                                                         -----------            ----------
                                                                          1,317,716             1,282,206
  Less cost of shares in treasury - 32,255,200 shares in 1999
    and 26,008,500 in 1998                                                  994,203               813,913
                                                                          ---------              --------

                      Total stockholders' equity                            323,513               468,293
                                                                           --------              --------
                      Total liabilities and stockholders' equity           $927,956              $913,319
                                                                           ========              ========

Note: The statement of financial position at December 31, 1998 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.




                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                              Three months ended March 31,
                                              ----------------------------
                                                 1999           1998
                                                 ----           ----


Net sales                                      $350,085      $340,164

Costs and expenses

  Cost of products sold                          61,286        61,951

  Excise taxes                                    5,732         5,917

  Selling, advertising and administrative       105,673        91,117

  Interest, net                                   1,065           571
                                                -------       -------
    Total costs and expenses                    173,756       159,556
                                                -------       -------
Earnings before income taxes                    176,329       180,608

Income taxes                                     67,869        68,631
                                               --------      --------
Net earnings                                   $108,460      $111,977
                                               ========      ========

Net earnings per share
   Basic                                       $    .60      $    .60
   Diluted                                     $    .60      $    .60

Dividends per share                            $    .42      $    .40 1/2

Average number of shares
   Basic                                        179,763       185,257
   Diluted                                      180,650       187,448





See Notes to Condensed Consolidated Financial Statements.




                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                            1999            1998
                                                                            ----            ----
OPERATING ACTIVITIES

Net cash provided by operating activities                                 $  89,649       $  88,835

INVESTING ACTIVITIES

Purchases of property, plant and equipment                                   (9,386)        (12,029)
Dispositions of property, plant and equipment                                   496          17,127
Proceeds from the sale of a business                                             --          20,152
                                                                          ---------       ---------

         Net cash (used in) provided by investing activities                 (8,890)         25,250
                                                                          ---------       ---------

FINANCING ACTIVITIES

Proceeds from borrowings                                                    153,700              --
Repayment of borrowings                                                          --         (10,000)
Proceeds from the issuance of stock                                           2,597          18,743
Dividends paid                                                              (74,904)        (75,140)
Stock repurchased                                                          (180,290)             --
                                                                           ---------      ---------

         Net cash used in financing activities                              (98,897)        (66,397)
                                                                           ---------      ---------

         (Decrease) increase in cash and cash equivalents                   (18,138)         47,688

         Cash and cash equivalents at beginning of year                      33,210           6,927
                                                                           ---------      ---------
         Cash and cash equivalents at end of period                       $  15,072       $  54,615
                                                                          ==========      =========



Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Income taxes                                                         $   4,365       $   2,803

     Interest                                                                 1,608           1,413






See Notes to Condensed Consolidated Financial Statements.





                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant"s annual report on Form 10-K for the year ended December 31, 1998.


REPURCHASE OF COMMON STOCK

During 1999, Registrant continued its program to repurchase a portion of its outstanding stock, up to a maximum of 20 million shares. As of December 31, 1998, 6.4 million shares were repurchased under the current program. Through March 31, 1999, an additional 6.2 million shares costing $180.3 million were repurchased.


COMPREHENSIVE INCOME

The main components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments and additional minimum pension liability adjustments. During the first quarter of 1999 and 1998, total comprehensive income, net of taxes, amounted to $107,817,000 and $111,873,000, respectively.




                                      (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share:


                                                   Three months ended March 31,
                                                   ----------------------------
                                                      1999           1998
                                                      ----           ----
Numerator:
   Net earnings                                      $108,460      $111,977

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                          179,763       185,257
   Dilutive effect of stock options                       887         2,191
                                                     --------      --------
     Denominator for diluted earnings per share       180,650       187,448
Basic earnings per share                                 $.60          $.60
Diluted earnings per share                               $.60          $.60

Options to purchase 7.9 million shares and 0.3 million shares of common stock outstanding as of March 31, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

SEGMENT INFORMATION

Registrant's reportable segments are Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant's international and cigar operations, while 1998 also includes a divested business. Interim segment information is as follows:

                                                   Three months ended March 31,
                                                   ----------------------------
Net Sales to Unaffiliated Customers:                  1999           1998
                                                      ----           ----
     Tobacco                                         $311,167        $298,820
     Wine                                              32,133          34,011
     All other                                          6,785           7,333
                                                     --------        --------
         Net sales                                   $350,085        $340,164
                                                     ========        ========
Operating Profit (Loss):
     Tobacco                                         $179,627        $171,633
     Wine                                               2,082           5,465
     All other                                         (1,433)          7,975
                                                     --------        --------
         Operating profit                             180,276         185,073
     Corporate expenses                                (2,882)         (3,894)
     Interest, net                                     (1,065)           (571)
                                                     --------        --------
         Earnings before income taxes                $176,329        $180,608
                                                     ========        ========

Registrant's identifiable assets did not change significantly from amounts appearing in the December 31, 1998 Consolidated Segment Information (See Form 10-K for the year then ended).



                                      (6)

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

Registrant believes that these pending litigation matters will not result in any material liability for a number of reasons, including the fact that Registrant has had only limited involvement with cigarettes and Registrant"s current percentage of total tobacco industry sales is relatively small. Prior to 1986, Registrant manufactured some cigarette products which had a de minimis market share. From May 1, 1982 to August 1, 1994, Registrant distributed a small volume of imported cigarettes and is indemnified against claims relating to those products.

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

Registrant is named in an action in North Carolina seeking unspecified damages brought by an individual plaintiff who alleges that he developed bladder cancer as a result of his usage of smokeless tobacco products manufactured by Registrant.

Registrant is also named in an action in San Francisco, California along with five other smokeless tobacco manufacturers seeking damages and other relief brought by the City and County of San Francisco and the Environmental Law Foundation purportedly on behalf of "the residents of San Francisco County and the general public" alleging violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code Sections 25249.6, et seq. "Proposition 65") and the California Unfair Competition Act, Business and Professions Code Sections 17200, et seq. The action alleges, among other things, that the defendants sold smokeless tobacco products in California without providing a ". . . 'clear and reasonable' warning that their use results in multiple exposures to substances known to the State of California to cause cancer, birth defects and reproductive harm."

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




                                      (7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On August 28, 1996, the Food and Drug Administration (FDA) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purporting to regulate smokeless tobacco products as a "medical device." Registrant and other smokeless tobacco manufacturers filed suit against the FDA seeking a judicial declaration that the FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that the FDA, as a matter of law, is not precluded from regulating cigarettes and smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions. The court, granting Registrant's motion for summary judgment, also ruled that the FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit most of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." On August 14, 1998, the Fourth Circuit Court of Appeals ruled in favor of Registrant and other tobacco product manufacturers stating that the FDA lacks jurisdiction to regulate tobacco products and that all of the regulations published by the FDA on August 26, 1996 are invalid. On January 19, 1999, the FDA filed a petition for certiorari seeking review of the Fourth Circuit's ruling by the United States Supreme Court. On April 26, 1999, the United States Supreme Court announced its intention to review that ruling; any decision is not expected until 2000. Registrant is not able to predict the outcome of the appeal, or assess the future effect that these FDA regulations, if implemented, may have on its smokeless tobacco business.




                                      (8)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)

RESULTS OF OPERATIONS
FIRST QUARTER 1999 COMPARED WITH THE FIRST QUARTER OF 1998

CONSOLIDATED RESULTS

Consolidated net sales increased 3 percent to $350.1 million, while net earnings decreased 3 percent to $108.5 million, and basic and diluted earnings per share of $0.60 remained level with the corresponding period in 1998. 1998 first quarter results include the effects of a pretax gain of $10.7 million resulting from the sale of certain commercial agricultural properties and the Registrant's video entertainment subsidiary. Results also include tobacco settlement related charges of $3.1 million in 1999 and $4.6 million in 1998. Excluding the effect of these items, net earnings would have increased 2 percent, while basic and diluted earnings per share would have increased 5 percent. The consolidated gross margin percent also increased slightly in 1999, as cost of sales remained stable. Corporate expenses for 1999 were slightly lower than the corresponding period in 1998. Net interest expense increased to $1.1 million versus $0.6 million in the prior year, primarily as a result of higher average debt outstanding.

TOBACCO SEGMENT

Tobacco segment net sales increased 4.1 percent to $311.1 million and accounted for 88.9 percent of consolidated revenues in 1999. The increase was primarily a result of higher selling prices and a moderate volume increase for moist smokeless tobacco products. Unit volume for moist smokeless tobacco products, net of returned goods, increased 0.8 percent to 149.5 million cans as compared with the corresponding 1998 period. Returned goods were significantly lower than in the first quarter of 1998 due to improved management of promotional activities, primarily an emphasis on the selected distribution of promotional units. Returned goods for the first quarter of 1998 were adversely affected by the initial implementation of Registrant's program to enhance product freshness at retail and several large promotions run in the latter part of the previous year. Since the program's implementation, the level of product returns has stabilized.

Cost of products sold decreased slightly in the first quarter primarily as a result of lower unit cost for moist smokeless tobacco products. Gross profit for the segment rose 5.3 percent as compared to the similar 1998 period. Higher selling prices on Registrant's premium-priced brands more than offset volume increases in lower-priced promotional and price/value products. This resulted in a modest increase in the gross margin percentage for the segment in the first quarter.

Selling and advertising expenses for the segment increased for the first quarter, primarily as a result of higher spending on direct marketing and trade promotion initiatives. Indirect selling expenses increased due to higher salaries and related costs attributable to additional sales and support personnel in the salesforce. Administrative expenses moderately increased during the period primarily due to higher legal and regulatory spending.




                                      (9)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Results for the Tobacco segment include tobacco settlement related charges of $3.1 million and $4.6 million in the first quarters of 1999 and 1998, respectively.

Operating profit for the Tobacco segment increased 4.7 percent to $179.6 million for the first quarter of 1999, as compared to $171.6 million in 1998.

WINE SEGMENT

Wine segment net sales decreased 5.5 percent to $32.1 million for the first quarter, and accounted for 9.2 percent of consolidated net sales in 1999. The decrease was primarily attributable to lower premium case unit volume and reduced selling prices on certain brands. Strong premium case sales in the fourth quarter of 1998 had a negative effect on first quarter 1999 unit volume results. Unit volume for Registrant's two leading brands of premium wine, Columbia Crest and Chateau Ste. Michelle, accounting for approximately 80 percent of the Registrant's total wine sales in 1999, remained stable as compared with the corresponding 1998 period.

Unit cost for the wine segment increased for the first quarter due to the higher average costs associated with prior years' harvests used in production. The increased unit cost, coupled with reduced selling prices, resulted in a decrease in gross profit percentage for the Wine segment.

Selling, advertising and administrative expenses increased over the corresponding period in 1998. Selling expenses were even in both periods. Advertising expenses increased significantly, and were predominantly focused on the promotion of several of Registrant's premium varietal brands. Administrative and other expenses were higher primarily due to higher salaries and related costs.

Operating profit for the Wine segment decreased 61.9 percent to $2.1 million for the first quarter of 1999, as compared to $5.5 million in 1998.

ALL OTHER OPERATIONS

Sales for all other operations decreased 7.5 percent to $6.8 million and accounted for 1.9 percent of consolidated revenues in 1999. The decrease was primarily due to lower unit volume in Registrant's cigar operations as a result of continued weakness in the domestic premium cigar market. Overall, all other operations recorded an operating loss of $1.4 million for the first quarter of 1999 as compared to operating profit of $8.0 million in 1998. First quarter results for 1998 include the effects of the $10.7 million pretax gain on the sale of certain commercial agricultural properties and Registrant's video entertainment subsidiary which was reported as a reduction to administrative expenses.




                                      (10)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND SOURCES OF CAPITAL
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 1998

Net cash provided by operating activities remained stable as compared with the corresponding period of the prior year. Favorable changes in operating assets and liabilities were offset by slightly lower net earnings. Net earnings generated by the tobacco segment and an increase in income taxes payable were the primary sources of cash, while seasonal purchases of leaf tobacco for moist smokeless tobacco products and a reduction to accounts payable and accrued expenses were the primary uses of cash for operations. Registrant anticipates the overall raw material inventory purchases in 1999, for leaf tobacco and grapes, will approximate amounts expended in 1998.

Net cash used in investing activities was $8.9 million in 1999 as compared with net cash provided by investing activities of $25.3 million in 1998. Both periods included expenditures for property, plant and equipment. The net cash provided by investing activities in 1998 was a result of the proceeds from the sale of Registrant's video entertainment subsidiary and dispositions of property, plant and equipment, primarily the sale of certain commercial agricultural properties. Registrant expects the 1999 capital program to approximate $72 million.

Net cash used in financing activities increased to $98.9 million in 1999 as compared to $66.4 million in 1998. The increase in 1999 was primarily due to cash expended for the repurchase of common stock, partially offset by the proceeds from additional borrowings. Registrant had suspended its stock repurchase program during most of 1998. Registrant expects that funds allocated to its stock repurchase program for the remainder of the year will approximate amounts expended in the first quarter of 1999.

As of the date of this filing, Registrant is in the process of refinancing a portion of its total debt with a $200 million long-term debt offering.

YEAR 2000 ISSUE

Based on a risk assessment, Registrant has developed plans to address the year 2000 issue. Registrant's most critical business system was replaced with year 2000 compliant software in 1998 and is currently modifying or replacing other critical computer systems to become year 2000 compliant. Registrant's year 2000 plan includes both information technology (IT) systems and non-IT systems and a risk assessment of its major vendors and customers. Remediation and testing of critical business IT systems are currently in process and these systems are expected to be year 2000 compliant by June 30, 1999. Remediation and testing of non-IT systems will also continue, as necessary, during the first half of 1999.





                                      (11)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


In order to determine the state of readiness and potential effects on its business, Registrant has surveyed its major vendors and customers. Registrant has also completed several site visits of its most critical vendors and customers. Based upon Registrant's inquiries and site visits, it has determined that its major vendors and customers appear to have adequately addressed the year 2000 issue. However, Registrant has no assurance that these vendors and customers will be year 2000 ready.

Based on currently available information, Registrant estimates that the cost to become year 2000 compliant will not be material.

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

Registrant's contingency plans continue to be evaluated and modified as additional information becomes available. Such plans may include stockpiling or securing alternate sources of manufacturing supplies in order to minimize the potential disruption of business operations that may result if Registrant, its vendors or customers fail to become year 2000 compliant.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1998 Form 10-K, and to the report on execution of the Smokeless Tobacco Master Settlement Agreement on Form 8-K, dated November 25, 1998, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.




                                      (12)

                                    UST Inc.
                           PART II - OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

          (a)      The 1999 Annual Meeting of Stockholders was held on May 4,
                   1999.

          (c)      Matters voted upon at the meeting:



                                 Affirmative        Negative                           Broker
                                   Votes              Votes        Abstentions        Non-Votes
                                 ----------         --------       -----------        --------
          Ratification
          and Approval
          of Independent
          Auditors
          (Proposal No. 2)       159,886,187          313,724           380,418              N/A

          Stockholder
          Proposal
          (Proposal No. 3)         5,513,077      134,956,049         5,131,269       14,979,934

          Stockholder
          Proposal
          (Proposal No. 4)         4,428,479      138,886,036         2,285,878       14,979,936


Item 6.   Exhibits and Reports on Form 8-K

          (a)      Exhibits

                   27.   Financial Data Schedule

          (b)      Reports on Form 8-K

                   There were no reports on Form 8-K for the three months ended March 31, 1999.




                                     (13)

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                      UST Inc.
                                                    ------------
                                                    (Registrant)





Date     May 17, 1999                       /s/ Robert T. D'Alessandro
      --------------------                  ------------------------------------
                                            Robert T. D'Alessandro
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)






                                      (14)