Form 10-Q
period 1999-06-30
UST INC
filed 1999-08-13
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1999

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

       Registrant"s telephone number, including area code: (203) 661-1100

                                      NONE
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of Common shares ($.50 par value) outstanding at June 30, 1999
174,105,426

                                    UST Inc.

                                  (Registrant)


                                      INDEX


                                                                                              Page No.
                                                                                              --------
Part I.    Financial Information:

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statement of Financial Position -
              June 30, 1999 and December 31, 1998                                               2

            Condensed Consolidated Statement of Earnings -
              Three and six months ended June 30, 1999 and 1998                                 3

            Condensed Consolidated Statement of Cash Flows -
              Six months ended June 30, 1999 and 1998                                           4

            Notes to Condensed Consolidated Financial Statements                                5

   Item 2.  Management's Discussion and Analysis of Operations and
              Financial Condition                                                               9


Part II.    Other Information:

   Item 1.  Legal Proceedings                                                                  14

   Item 6.  Exhibits and Reports on Form 8-K                                                   14
            4.  Instruments Defining the Rights of Security Holders
            27. Financial Data Schedule

Signature                                                                                      15


                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)


                                                                          June 30,     December 31,
                                                                           1999            1998
                                                                        -----------    -----------
                                                                        (Unaudited)       (Note)
ASSETS
Current assets
   Cash and cash equivalents                                            $    20,051    $    33,210
  Accounts receivable                                                        66,038         63,269
  Inventories:
   Leaf tobacco                                                             196,782        178,078
   Products in process                                                      104,184        110,752
   Finished goods                                                            70,624         66,688
   Other materials and supplies                                              20,017         17,116
                                                                        -----------    -----------
                                                                            391,607        372,634
  Prepaid expenses and other current assets                                  24,525         24,653
  Deferred income taxes                                                      11,984         13,447
                                                                        -----------    -----------
                           Total current assets                             514,205        507,213

Property, plant and equipment, net                                          341,174        338,695
Other assets                                                                 71,612         67,411
                                                                        -----------    -----------
                           Total assets                                 $   926,991    $   913,319
                                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                $    68,300    $         -
  Accounts payable and accrued expenses                                     106,652        156,699
  Income taxes                                                               51,155         40,617
                                                                        -----------    -----------
                           Total current liabilities                        226,107        197,316
Long-term debt                                                              240,000        100,000
Postretirement benefits other than pensions                                  79,507         78,567
Other liabilities                                                            64,923         69,143
Contingencies (see note)                                                          -              -
                                                                        -----------    -----------
                           Total liabilities                                610,537        445,026

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 208,501,126 shares in 1999
     and 208,095,836 shares in 1998                                         104,251        104,048
   Additional paid-in capital                                               517,952        512,089
   Retained earnings                                                        767,497        684,489
   Accumulated other comprehensive loss                                     (14,686)       (18,420)
                                                                        -----------    -----------
                                                                          1,375,014      1,282,206
   Less cost of shares in treasury -
        34,395,700 shares in 1999
        and 26,008,500 in 1998                                            1,058,560        813,913
                                                                        -----------    -----------
                           Total stockholders' equity                       316,454        468,293
                                                                        -----------    -----------
                           Total liabilities and stockholders' equity   $   926,991    $   913,319
                                                                        ===========    ===========

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

See Notes to Condensed Consolidated Financial Statements.


                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                             Three months ended        Six months ended
                                                  June 30,                 June 30,
                                            -------------------       -------------------
                                              1999       1998           1999       1998
                                            --------   --------       --------   --------
Net sales                                   $378,100   $357,390       $728,185   $697,554
Costs and expenses
  Cost of products sold                       63,168     62,485        124,454    124,436
  Excise taxes                                 6,589      6,620         12,321     12,537
  Selling, advertising and administrative    105,176     95,930        210,849    187,047
  Interest, net                                3,184        154          4,249        725
                                            --------   --------       --------   --------
   Total costs and expenses                  178,117    165,189        351,873    324,745
                                            --------   --------       --------   --------
Earnings before income taxes                 199,983    192,201        376,312    372,809
Income taxes                                  77,009     73,061        144,878    141,692
                                            --------   --------       --------   --------
Net earnings                                $122,974   $119,140       $231,434   $231,117
                                            ========   ========       ========   ========

Net earnings per share
   Basic                                    $    .70   $    .64       $   1.30   $   1.25
   Diluted                                  $    .70   $    .64       $   1.30   $   1.24

Dividends per share                         $    .42    $   .40 1/2   $    .84   $    .81

Average number of shares
   Basic                                     175,357    185,708        177,548    185,483
   Diluted                                   176,113    186,490        178,369    186,970


See Notes to Condensed Consolidated Financial Statements.


                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                             Six months ended June 30,
                                                                             -------------------------
                                                                                 1999         1998
                                                                               ---------    ---------
OPERATING ACTIVITIES
Net cash provided by operating activities                                      $ 184,850    $ 191,130

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                       (19,959)     (25,120)
Dispositions of property, plant and equipment                                        657       18,693
Proceeds from the sale of a business                                                   -       20,152
                                                                               ---------    ---------
Net cash (used in) provided by investing activities                              (19,302)      13,725
                                                                               ---------    ---------
FINANCING ACTIVITIES
Proceeds from borrowings                                                         393,700            -
Repayment of borrowings                                                         (185,400)     (10,000)
Proceeds from the issuance of stock                                                6,066       20,274
Dividends paid                                                                  (148,426)    (150,367)
Stock repurchased                                                               (244,647)           -
                                                                               ---------    ---------
Net cash used in financing activities                                           (178,707)    (140,093)
                                                                               ---------    ---------
         (Decrease) increase in cash and cash equivalents                        (13,159)      64,762
         Cash and cash equivalents at beginning of year                           33,210        6,927
                                                                               ---------    ---------
         Cash and cash equivalents at end of period                            $  20,051    $  71,689
                                                                               =========    =========

Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                                $ 133,436    $ 110,395

   Interest                                                                        5,353        2,279


See Notes to Condensed Consolidated Financial Statements.


                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1998.

REPURCHASE OF COMMON STOCK

During 1999, Registrant continued its program to repurchase a portion of its outstanding stock, up to a maximum of 20 million shares. As of December 31, 1998, 6.4 million shares were repurchased under the current program. Through June 30, 1999, an additional 8.4 million shares costing $244.6 million were repurchased.

COMPREHENSIVE INCOME

Components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments and additional minimum pension liability adjustments. For the second quarter of 1999 and 1998, total comprehensive income, net of taxes, amounted to $127,351,000 and $111,745,000, respectively. For the first six months of 1999 and 1998 total comprehensive income, net of taxes, was $235,168,000 and $223,618,000, respectively.

DEBT ISSUANCE

On May 27, 1999, Registrant issued $240 million aggregate principal amount of senior notes, of which $200 million is 7.25% fixed rate debt and $40 million is floating rate debt, which bears interest at the three-month LIBOR plus 90 basis points. The notes mature on June 1, 2009, with semiannual and quarterly interest payments to be made on the fixed and floating rate notes, respectively. Costs associated with the issuance of the notes have been capitalized, and are being amortized over the term of the debt. Capitalized costs were not material. Additionally, to hedge the interest rate risk on the $40 million floating rate debt, Registrant executed an interest rate swap on May 27, 1999, effectively fixing the rate at 7.25%.

ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides new accounting rules for various derivatives and related transactions. In June 1999, the FASB deferred the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Registrant is currently evaluating the timing of adoption of SFAS No. 133. No material impact is expected upon adoption of this standard.


                                      (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
EARNINGS PER SHARE
(In thousands, except per share amounts)

The following table presents the computation of basic and diluted earnings per share:

                                                  Three months ended     Six months ended
                                                        June 30,              June 30,
                                                  -------------------   -------------------
                                                    1999       1998       1999       1998
                                                  --------   --------   --------   --------
Numerator:
   Net earnings                                   $122,974   $119,140   $231,434   $231,117
                                                  --------   --------   --------   --------

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                       175,357    185,708    177,548    185,483
   Dilutive effect of employee stock options           756        782        821      1,487
                                                  --------   --------   --------   --------
     Denominator for diluted earnings per share    176,113    186,490    178,369    186,970
                                                  ========   ========   ========   ========
Basic earnings per share                          $    .70   $    .64   $   1.30   $   1.25
Diluted earnings per share                        $    .70   $    .64   $   1.30   $   1.24

SEGMENT INFORMATION

Registrant's reportable segments are Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant's international and cigar operations, while the six months ended June 30, 1998 also includes a divested business. Interim segment information is as follows:

                                              Three Months ended June 30,     Six Months ended June 30,
                                              ---------------------------     -------------------------
Net Sales to Unaffiliated Customers:              1999         1998               1999         1998
                                                ---------    ---------          ---------    ---------
     Tobacco                                    $ 334,692    $ 317,130          $ 645,859    $ 615,950
     Wine                                          36,176       32,993             68,309       67,004
     All other                                      7,232        7,267             14,017       14,600
                                                ---------    ---------          ---------    ---------
     Net sales                                  $ 378,100    $ 357,390          $ 728,185    $ 697,554
                                                =========    =========          =========    =========

Operating Profit (Loss):
     Tobacco                                    $ 206,863    $ 192,780          $ 386,490    $ 364,413
     Wine                                           2,215        4,043              4,297        9,508
     All other                                     (2,512)      (2,593)            (3,945)       5,382
                                                ---------    ---------          ---------    ---------
     Operating profit                             206,566      194,230            386,842      379,303
     Corporate expenses                            (3,399)      (1,875)            (6,281)      (5,769)
     Interest, net                                 (3,184)        (154)            (4,249)        (725)
                                                ---------    ---------          ---------    ---------
     Earnings before income taxes               $ 199,983    $ 192,201          $ 376,312    $ 372,809
                                                =========    =========          =========    =========

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

Registrant is also named in an action in Illinois brought by an individual plaintiff and purporting to state a class action "on behalf of himself and all other persons similarly situated" alleging that Registrant "manipulates the nicotine levels and absorption rates" in its smokeless tobacco products and seeking to recover monetary damages "in an amount not less than the purchase price" of Registrant's smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using Registrant's smokeless tobacco products.

Registrant is named in an action in North Carolina seeking unspecified damages brought by an individual plaintiff who alleges that he developed bladder cancer as a result of his usage of smokeless tobacco products manufactured by Registrant.

Registrant is also named in several actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are two individuals alleging, in addition to the use of other tobacco products, use of Registrant's smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products.

Registrant is also named in an action in San Francisco, California along with five other smokeless tobacco manufacturers seeking damages and other relief brought by the City and County of San Francisco and the Environmental Law Foundation purportedly on behalf of "the residents of San Francisco County and the general public" alleging violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code Sections 25249.6, et seq. ("Proposition 65") and the California Unfair Competition Act, Business and Professions Code Sections 17200, et seq. The action alleges, among other things, that the defendants sold smokeless tobacco products in California without providing a ". . . `clear and reasonable' warning that their use results in multiple exposures to substances known to the State of California to cause cancer, birth defects and reproductive harm."


                                      (7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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


                                      (8)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
Second quarter and six months of 1999 compared with the corresponding periods of 1998

CONSOLIDATED RESULTS

Consolidated net sales increased 6 percent to $378.1 million for the second quarter of 1999, while net sales for the first six months of 1999 rose 4 percent to $728.2 million. Net earnings for the second quarter increased 3 percent to $123 million, compared to $119.1 million for the second quarter of 1998. Basic and diluted earnings per share increased 9 percent to $.70 per share compared to $.64 in the second quarter of 1998. For the first six months of 1999, net earnings were $231.4 million and approximated net earnings for the same period in 1998. Diluted earnings per share increased 5 percent and basic earnings per share increased 4 percent to $1.30 per share in 1999.

Results for the second quarter of 1999 include tobacco settlement related charges of $3 million, partially offset by a LIFO inventory benefit of $2.4 million, which is a result of the reorganization of the Registrant's tobacco manufacturing subsidiary. Results for the first six months of 1999 include tobacco settlement related charges of $6.1 million, partially offset by a LIFO inventory benefit of $1.7 million. Included in results for the first six months of 1998 was a $10.7 million gain on the sale of certain commercial agricultural properties and the Registrant's video entertainment subsidiary, partially offset by tobacco settlement related charges of $4.6 million and LIFO inventory expense of $1.8 million. Excluding these items in the six-month periods, 1999 net earnings and diluted earnings per share would have increased 3 percent and 7 percent, respectively, over the same period in the prior year.

The consolidated gross profit percentage increased slightly for both the second quarter and the first six months of 1999, primarily due to higher selling prices for moist smokeless tobacco products and relatively level costs of sales compared with the prior year periods. Corporate expenses for the second quarter of 1999 increased versus the second quarter of 1998, while corporate expenses for the first six months of 1999 remained level with those of the corresponding 1998 period. Net interest expense increased to $3.2 million and $4.2 million for the second quarter and first six months of 1999, respectively, primarily due to higher average debt outstanding compared to the same periods in 1998.

TOBACCO SEGMENT

For the second quarter of 1999 Tobacco segment net sales increased 5.5 percent to $334.7 million. Over the first six months of 1999, Tobacco segment net sales increased 4.9 percent to $645.9 million accounting for 88.7 percent of consolidated revenues. The increase in both periods was primarily attributable to higher selling prices and a moderate unit volume increase for moist smokeless tobacco products versus the similar 1998 periods. Net unit volume for moist smokeless tobacco products increased 2.4 percent to 163.8 million cans and 1.6 percent to 313.3 million cans for the second quarter and first six months of 1999, respectively. Returned goods for both periods were significantly lower than the corresponding 1998 periods due to improved management of promotional activities.


                                      (9)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Returned goods for the first six months of 1998 were adversely affected by the initial implementation of the Registrant's program to enhance product freshness at retail and several large promotions run in the latter part of the previous year.

Cost of products sold decreased 5.5 percent for the second quarter and 4 percent for the first six months of 1999 primarily as a result of lower unit costs for moist smokeless tobacco products. The resulting lower unit costs include the effects of the LIFO inventory benefits recorded in the second quarter and first six months of 1999, respectively. Tobacco segment gross profit increased 7.4 percent for the second quarter and 6.4 percent for the first six months of 1999 as compared to the similar 1998 periods. The increases were primarily due to the higher selling prices and the lower unit costs for moist smokeless tobacco. Gross profit percentages for both periods increased slightly versus the prior year periods as a result of these factors.

Selling and advertising expenses were stable for the second quarter and increased in the six month period. The six month period included higher spending on direct marketing initiatives and promotional activities. Indirect selling expenses were higher in both 1999 periods primarily due to salaries and related costs, attributable to additional sales and support personnel in the salesforce, and increased spending on market research and sales training. Administrative expenses also increased in both periods primarily as a result of tobacco settlement related charges, higher salaries and related costs and legal fees.

Operating profit for the segment increased 7.3 percent to $206.9 million and 6.1 percent to $386.5 million for the second quarter and first six months of 1999, respectively.

WINE SEGMENT

Wine segment net sales increased 9.6 percent to $36.2 million and 1.9 percent to $68.3 million for the second quarter and first six months of 1999, respectively. The net sales increase in both periods was primarily attributable to higher unit volume for premium wines. Unit volume for the Registrant's two leading brands of premium wine, Columbia Crest and Chateau Ste. Michelle (which accounted for more than 78 percent of Wine segment unit sales in both 1999 periods), increased 13.2 percent and 6.5 percent for the second quarter and first six months of 1999, respectively, over the corresponding periods in 1998.

Wine unit costs for both periods increased in 1999 due to the significantly higher average grape costs associated with prior years' harvests used in production. The increased unit costs caused a decrease in gross profit percentage for the Wine segment for both 1999 periods.


                                      (10)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Selling, advertising and administrative expenses were higher for both the second quarter and the first six months of 1999 compared to the same periods in 1998. Selling expenses increased slightly in both 1999 periods. Advertising expenses were significantly higher for the first six months of 1999 primarily as a result of media spending focused on the Registrant's premium varietal brands. Administrative and other expenses increased in both 1999 periods, principally as a result of higher salaries and related costs.

For the second quarter of 1999, operating profit for the Wine segment decreased
45.2 percent to $2.2 million, while for the first six months of 1999, segment operating profit declined 54.8 percent to $4.3 million, as compared to the corresponding 1998 periods.

ALL OTHER OPERATIONS

Net sales for all other operations for the second quarter of 1999 approximated sales of the second quarter of 1998, while decreasing 4 percent for the first six months of 1999 to $14 million. The decrease was primarily attributable to lower unit volume in the Registrant's cigar operations, partially offset by slightly higher revenues from the Registrant's international operations. Overall, all other operations recorded operating losses of $2.5 million and $3.9 million for the second quarter and first six months of 1999, respectively, compared to an operating loss of $2.6 million and operating profit of $5.4 million for the corresponding 1998 periods. Results for the first six months of 1998 include the effects of the $10.7 million pretax gain on the sale of certain commercial agricultural properties and the Registrant's video entertainment subsidiary which was reported as a reduction to administrative expenses.

LIQUIDITY AND SOURCES OF CAPITAL
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 1998

Net cash provided by operating activities decreased compared to the corresponding period in the prior year. The primary sources of cash from operations were net earnings generated by the Tobacco segment and increased income taxes payable. The primary uses of cash in operations were for raw material inventories, mainly seasonal purchases of leaf tobacco for moist smokeless tobacco products, and decreased accounts payable and accrued expenses. Registrant anticipates that 1999 overall raw material purchases for leaf tobacco and grapes will approximate amounts expended in 1998.

Net cash used in investing activities was $19.3 million in 1999, compared with net cash provided by investing activities of $13.7 million in 1998. Both periods included expenditures for purchases of property, plant and equipment. The net cash provided by investing activities in 1998 included the Registrant's disposition of its video entertainment subsidiary along with the sale of property, plant and equipment, principally the sale of certain commercial agricultural properties. The Registrant expects the 1999 capital program to approximate $63 million.


                                      (11)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Net cash used in financing activities increased to $178.7 million in 1999, compared to $140 million in 1998. The increase in 1999 is primarily due to cash expended for the repurchase of common stock and the repayment of short-term borrowings, partially offset by proceeds from additional borrowings. Included in the proceeds from borrowings are the funds received upon issuance, in May 1999, of $240 million in 10-year senior notes payable. The net proceeds from the issuance of these notes were primarily used to repay other outstanding debt. Included in 1998 is the effect of the Registrant's suspension of its stock repurchase program. Funds allocated to the stock repurchase program for the remainder of 1999 will approximate $145 million.

The Registrant will continue to have significant cash requirements for the remainder of 1999, primarily for the repurchase of common stock, payment of dividends and capital spending. These requirements are expected to be met by internally generated funds supported by additional borrowings, when necessary.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Effective May 27, 1999, Registrant executed an interest rate swap contract with a third party to effectively hedge the interest rate on the $40 million floating rate 10-year senior notes payable issued on that date. The $200 million 10-year senior notes payable are not subject to changes in market rates of interest as these notes carry a fixed rate of interest.

YEAR 2000 ISSUE

Based on a risk assessment, Registrant has developed plans to address the year 2000 issue. Registrant's year 2000 plan includes both information technology
(IT) systems and non-IT systems and a risk assessment of its major vendors and customers. Registrant's most critical business system was replaced with year 2000 compliant software in 1998 and all other identified critical business systems were replaced or modified during the first half of 1999. Ongoing remediation and testing of non-critical business IT systems and non-IT systems will be completed in the fourth quarter of 1999.

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


                                      (12)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

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

Registrant has developed contingency plans and will evaluate the need for modifications as additional information becomes available. Registrant's contingency plans include pre-arranged shipments to customers and stockpiling or securing alternate sources of manufacturing supplies in order to minimize the potential disruption of business operations that may result if its vendors or customers fail to become year 2000 compliant.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1998 Form 10-K, and to the report on execution of the Smokeless Tobacco Master Settlement Agreement on Form 8-K, dated November 25, 1998, and first quarter Form 10-Q, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.


                                      (13)

                                    UST Inc.
                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  On May 18, 1999, Registrant was served with an Amended Complaint in an action entitled Arthur D. Brown v. Philip Morris Incorporated, et al. (No. 98-C-02344), Circuit Court of Kanawha County, West Virginia. This action is brought by an individual plaintiff against three cigarette manufacturers, one cigar manufacturer and two smokeless tobacco manufacturers, including Registrant, for laryngeal cancer and other injuries allegedly sustained as a result of his use of various tobacco products, including one of Registrant's smokeless tobacco products. The Amended Complaint seeks unspecified compensatory and punitive damages and other relief. Registrant intends to defend this action vigorously.

                  On May 18, 1999, Registrant was served with an Amended Complaint in an action entitled Edith June Graham and William Leroy Graham, her husband v. Philip Morris Incorporated, et al. (No. 98-C-02366), Circuit Court of Kanawha County, West Virginia. This action was brought by an individual plaintiff and her spouse against four cigarette manufacturers and Registrant for mouth cancer and other injuries allegedly sustained as a result of her cigarette smoking and use of one of Registrant's smokeless tobacco products. The Amended Complaint seeks unspecified compensatory and punitive damages and other relief. Registrant intends to defend this action vigorously.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                   4.      Instruments Defining the Rights of Security Holders

                           Indenture, dated as of May 27, 1999, between UST Inc. and State Street Bank and Trust Company.

                  27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                  On June 4, 1999, Registrant filed a Current Report on Form 8-K which reported the consummation of a private offering to qualified institutional buyers of $200 million of 7.25% senior notes due June 1, 2009 and $40 million of floating rate senior notes due June 1, 2009.


                                      (14)

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 UST Inc.
                                               ------------
                                               (Registrant)


Date August 13, 1999                       /s/ Robert T. D'Alessandro
     ---------------                       -------------------------------------
                                           Robert T. D'Alessandro
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer and
                                           Principal Financial Officer)


                                      (15)