Form 10-Q
period 1999-09-30
UST INC
filed 1999-11-12
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         For quarterly period ended     September 30, 1999

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

Number of Common shares ($.50 par value) outstanding at September 30, 1999, 171,093,376

                                    UST Inc.

                                  (Registrant)


                                      INDEX


                                                                             Page No.
                                                                             --------
Part I.    Financial Information:

   Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Statement of Financial Position -
                September 30, 1999 and December 31, 1998                         2

              Condensed Consolidated Statement of Earnings -
                Three and nine months ended September 30, 1999 and 1998          3

              Condensed Consolidated Statement of Cash Flows -
                Nine months ended September 30, 1999 and 1998                    4

              Notes to Condensed Consolidated Financial Statements               5

   Item 2.    Management's Discussion and Analysis of Operations and
                Financial Condition                                              9


Part II.      Other Information:

   Item 1.    Legal Proceedings                                                 14

   Item 6.    Exhibits and Reports on Form 8-K                                  14
              27. Financial Data Schedule

Signature                                                                       15




                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                              September 30,        December 31,
                                                                                  1999                 1998
                                                                              -----------          -----------
                                                                              (Unaudited)             (Note)
ASSETS
Current assets
  Cash and cash equivalents                                                   $    12,965          $    33,210
  Accounts receivable                                                              74,665               63,269
  Inventories:
    Leaf tobacco                                                                  187,286              178,078
    Products in process                                                            94,782              110,752
    Finished goods                                                                 87,548               66,688
    Other materials and supplies                                                   19,531               17,116
                                                                              -----------          -----------
                                                                                  389,147              372,634
  Prepaid expenses and other current assets                                        26,460               24,653
  Deferred income taxes                                                            12,265               13,447
                                                                              -----------          -----------
                           Total current assets                                   515,502              507,213

Property, plant and equipment, net                                                348,233              338,695
Other assets                                                                       76,282               67,411
                                                                              -----------          -----------
                           Total assets                                       $   940,017          $   913,319
                                                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term obligations                                                      $    91,500          $        --
  Accounts payable and accrued expenses                                           153,039              156,699
  Income taxes                                                                     41,383               40,617
                                                                              -----------          -----------
                           Total current liabilities                              285,922              197,316
Long-term debt                                                                    240,000              100,000
Postretirement benefits other than pensions                                        80,044               78,567
Other liabilities                                                                  66,334               69,143
Contingencies (see note)                                                               --                   --
                                                                              -----------          -----------
                           Total liabilities                                      672,300              445,026

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 208,851,476 shares in 1999
     and 208,095,836 shares in 1998                                               104,426              104,048
  Additional paid-in capital                                                      525,191              512,089
  Retained earnings                                                               814,545              684,489
  Accumulated other comprehensive loss                                            (14,659)             (18,420)
                                                                              -----------          -----------
                                                                                1,429,503            1,282,206
 Less cost of shares in treasury - 37,758,100 shares in 1999
        and 26,008,500 in 1998                                                  1,161,786              813,913
                                                                              -----------          -----------
                           Total stockholders' equity                             267,717              468,293
                                                                              -----------          -----------
                           Total liabilities and stockholders' equity         $   940,017          $   913,319
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

See Notes to Condensed Consolidated Financial Statements.




                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                   Three months ended               Nine months ended
                                                     September 30,                    September 30,
                                              ---------------------------      ---------------------------
                                                  1999            1998             1999            1998
                                              -----------     -----------      -----------     -----------
Net sales                                     $   383,367     $   354,146      $ 1,111,552     $ 1,051,700
Costs and expenses
  Cost of products sold                            67,487          62,400          191,942         186,837
  Excise taxes                                      7,318           6,433           19,638          18,969
  Selling, advertising and administrative         109,712          96,648          320,561         283,695
                                              -----------     -----------      -----------     -----------
   Total costs and expenses                       184,517         165,481          532,141         489,501
                                              -----------     -----------      -----------     -----------

Operating income                                  198,850         188,665          579,411         562,199
Interest expense (income), net                      4,030          (1,303)           8,279            (578)
                                              -----------     -----------      -----------     -----------
Earnings before income taxes                      194,820         189,968          571,132         562,777
Income taxes                                       75,003          72,215          219,881         213,907
                                              -----------     -----------      -----------     -----------
Net earnings                                  $   119,817     $   117,753      $   351,251     $   348,870
                                              ===========     ===========      ===========     ===========


Net earnings per share
   Basic                                      $       .69     $       .63      $      1.99     $      1.88
   Diluted                                    $       .69     $       .63      $      1.98     $      1.87

Dividends per share                           $       .42        $.40 1/2      $      1.26       $1.21 1/2

Average number of shares
   Basic                                          173,386         185,919          176,145         185,630
   Diluted                                        174,345         186,674          177,012         186,873




See Notes to Condensed Consolidated Financial Statements.



                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                           Nine months ended September 30,
                                                           -------------------------------
                                                                 1999           1998
                                                              ---------      ---------
OPERATING ACTIVITIES
Net cash provided by operating activities                     $ 338,503      $ 327,151

INVESTING ACTIVITIES
Purchases of property, plant and equipment                      (36,204)       (41,349)
Dispositions of property, plant and equipment                     1,544         19,213
Proceeds from the sale of a business                                 --         20,152
                                                              ---------      ---------
Net cash used in investing activities                           (34,660)        (1,984)
                                                              ---------      ---------

FINANCING ACTIVITIES
Proceeds from borrowings                                        416,900             --
Repayment of borrowings                                        (185,400)       (10,000)
Proceeds from the issuance of stock                              13,480         24,716
Dividends paid                                                 (221,195)      (225,678)
Stock repurchased                                              (347,873)            --
                                                              ---------      ---------
Net cash used in financing activities                          (324,088)      (210,962)
                                                              ---------      ---------

         (Decrease) increase in cash and cash equivalents       (20,245)       114,205
         Cash and cash equivalents at beginning of year          33,210          6,927
                                                              ---------      ---------
         Cash and cash equivalents at end of period           $  12,965      $ 121,132
                                                              =========      =========

------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                               $ 217,504      $ 191,315
   Interest                                                       3,978          4,243
------------------------------------------------------------------------------------------




See Notes to Condensed Consolidated Financial Statements.




                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1998.

REPURCHASE OF COMMON STOCK

In 1999, Registrant continued its program, approved in 1996, to repurchase a portion of its outstanding stock, up to a maximum of 20 million shares. During the first nine months of 1999, Registrant repurchased 11.2 million shares costing $347.9 million. Total repurchases as of September 30, 1999, under the 1996 program, were 18.2 million shares. Subsequent to September 30, 1999, Registrant repurchased shares up to the authorized limit of the 1996 program. In order to continue its repurchase efforts, the Board of Directors approved a new stock repurchase program in October 1999, authorizing Registrant to repurchase up to 20 million shares of its common stock from time to time in open market or negotiated transactions. This new program commenced immediately upon the completion of the 1996 program, and shares repurchased will be used in connection with benefit and compensation plans and other corporate purposes.

COMPREHENSIVE INCOME

Components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments and additional minimum pension liability adjustments. For the third quarter of 1999 and 1998, total comprehensive income, net of taxes, amounted to $119,844,000 and $117,587,000, respectively. For the first nine months of 1999 and 1998 total comprehensive income, net of taxes, was $355,012,000 and $341,205,000, respectively.

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




                                      (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE
(In thousands, except per share amounts)

The following table presents the computation of basic and diluted earnings per share:

                                                      Three months ended        Nine months ended
                                                        September  30,            September 30,
                                                    ---------------------     ---------------------
                                                      1999         1998         1999         1998
                                                    --------     --------     --------     --------
Numerator:
   Net earnings                                     $119,817     $117,753     $351,251     $348,870
                                                    --------     --------     --------     --------

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                         173,386      185,919      176,145      185,630
   Dilutive effect of employee stock options             959          755          867        1,243
                                                    --------     --------     --------     --------
     Denominator for diluted earnings per share      174,345      186,674      177,012      186,873
                                                    ========     ========     ========     ========
Basic earnings per share                            $    .69     $    .63     $   1.99     $   1.88
Diluted earnings per share                          $    .69     $    .63     $   1.98     $   1.87

SEGMENT INFORMATION

Registrant's reportable segments are Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant's international and cigar operations, while the nine months ended September 30, 1998 also includes a divested business. Interim segment information is as follows:

                                              Three Months ended                 Nine Months ended
                                                 September 30,                     September 30,
                                         ----------------------------      ----------------------------
Net Sales to Unaffiliated Customers:         1999             1998             1999             1998
                                         -----------      -----------      -----------      -----------
     Tobacco                             $   330,297      $   312,079      $   976,156      $   928,029
     Wine                                     45,605           34,315          113,914          101,319
     All other                                 7,465            7,752           21,482           22,352
                                         -----------      -----------      -----------      -----------
     Net sales                           $   383,367      $   354,146      $ 1,111,552      $ 1,051,700
                                         ===========      ===========      ===========      ===========

Operating Profit (Loss):
     Tobacco                             $   196,925      $   189,165      $   583,415      $   553,578
     Wine                                      5,906            3,561           10,203           13,069
     All other                                (2,164)          (1,842)          (6,109)           3,540
                                         -----------      -----------      -----------      -----------
     Operating profit                        200,667          190,884          587,509          570,187
     Corporate expenses                       (1,817)          (2,219)          (8,098)          (7,988)
     Interest (expense) income, net           (4,030)           1,303           (8,279)             578
                                         -----------      -----------      -----------      -----------
     Earnings before income taxes        $   194,820      $   189,968      $   571,132      $   562,777
                                         ===========      ===========      ===========      ===========

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

Registrant has been named in an action commenced in Nevada by an individual plaintiff against cigarette and smokeless tobacco manufacturers seeking damages and other relief for injuries allegedly sustained as a result of his exposure to environmental tobacco smoke, cigarette smoking and use of smokeless tobacco products.

Registrant has been named in a wrongful death and survival action in California brought by a plaintiff, individually and as executrix of decedent's estate, for injuries allegedly sustained as a result of decedent's use of Registrant's smokeless tobacco products. Plaintiff seeks compensatory and punitive damages and other relief.


                                      (7)

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

On August 28, 1996, the Food and Drug Administration (FDA) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purporting to regulate smokeless tobacco products as a "medical device." Registrant and other smokeless tobacco manufacturers filed suit against the FDA seeking a judicial declaration that the FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that the FDA, as a matter of law, is not precluded from regulating cigarettes and smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions. The court, granting Registrant's motion for summary judgment, also ruled that the FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit most of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." On August 14, 1998, the Fourth Circuit Court of Appeals ruled in favor of Registrant and other tobacco product manufacturers stating that the FDA lacks jurisdiction to regulate tobacco products and that all of the regulations published by the FDA on August 26, 1996 are invalid. On January 19, 1999, the FDA filed a petition for certiorari seeking review of the Fourth Circuit's ruling by the United States Supreme Court. On April 26, 1999, the United States Supreme Court announced its intention to review that ruling and oral argument is scheduled for December 1, 1999; any decision is not expected until 2000. Registrant is not able to predict the outcome of the appeal, or assess the future effect that these FDA regulations, if implemented, may have on its smokeless tobacco business.




                                      (8)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
Third quarter and nine months of 1999 compared with the corresponding periods of 1998

CONSOLIDATED RESULTS

Consolidated net sales increased 8.3 percent to $383.4 million for the third quarter and 5.7 percent to $1,111.6 million for the first nine months of 1999. Net earnings for the third quarter rose 1.8 percent to $119.8 million, compared to $117.8 million in 1998. For the first nine months of 1999, net earnings increased 0.7 percent to $351.3 million over the corresponding 1998 period. Basic and diluted earnings per share increased 9.5 percent to $.69 per share in the third quarter of 1999, and for the first nine months basic and diluted earnings per share increased 5.9 percent to $1.99 and $1.98, respectively.

Results for the third quarter of 1999 include a LIFO inventory benefit of $2.8 million, which is a result of the reorganization of Registrant's tobacco manufacturing subsidiary, partially offset by tobacco settlement related charges of $1.6 million. Third quarter 1998 results include tobacco settlement related charges of $3.1 million and LIFO inventory expense of $0.9 million. Results for the first nine months of 1999 include tobacco settlement related charges of $7.7 million, partially offset by a LIFO inventory benefit of $4.5 million. Included in results for the first nine months of 1998 was a $10.7 million gain on the sale of certain commercial agricultural properties and Registrant's video entertainment subsidiary, partially offset by tobacco settlement related charges of $7.7 million and LIFO inventory expense of $2.7 million. Excluding these items in the nine month periods, the variance in diluted earnings per share would have increased 6.4 percent over the same period in the prior year.

The consolidated gross profit percentage for the third quarter approximated that of the corresponding 1998 period. For the first nine months of 1999, the gross profit percentage increased slightly, primarily due to higher selling prices for moist smokeless tobacco products and the effect of the LIFO inventory benefit, partially offset by higher wine costs. Corporate expenses for the third quarter of 1999 decreased slightly versus the third quarter of 1998, while corporate expenses for the first nine months of 1999 remained level with those of the corresponding 1998 period. Net interest expense increased to $4.0 million and $8.3 million for the third quarter and first nine months of 1999, respectively, as a result of higher average debt outstanding and lower income on cash equivalent investments as compared to the same periods in 1998.

Income taxes increased for both 1999 periods primarily as a result of a higher effective tax rate and slightly higher earnings compared with the corresponding 1998 periods.




                                      (9)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

TOBACCO SEGMENT

For the third quarter of 1999 Tobacco segment net sales increased 5.8 percent to $330.3 million. Over the first nine months of 1999, Tobacco segment net sales increased 5.2 percent to $976.2 million. The increase in both periods was primarily attributable to higher selling prices for our moist smokeless tobacco products versus both 1998 periods. Net unit volume for moist smokeless tobacco products increased 1.2 percent to 161.7 million cans and 1.5 percent to 475.0 million cans for the third quarter and first nine months of 1999, respectively. The increase in both periods is attributable to higher unit sales of Registrant's non-premium brand, Red Seal, partially offset by lower unit sales of premium products. Returned goods for both periods were significantly lower than the corresponding 1998 periods primarily due to improved management of promotional activities. Returned goods for the first nine months of 1998 were adversely affected by the initial implementation of Registrant's program to enhance product freshness at retail and several large promotions run in the latter part of the previous year.

Cost of products sold decreased 5.2 percent for the third quarter and 4.4 percent for the first nine months of 1999 primarily as a result of lower unit costs for moist smokeless tobacco products. The resulting lower unit costs include the effects of the LIFO inventory benefit recorded in the third quarter and first nine months of 1999, respectively. Tobacco segment gross profit increased 7.7 percent for the third quarter and 6.9 percent for the first nine months of 1999 as compared to the corresponding 1998 periods. The increases were primarily due to the higher selling prices and lower unit costs on Registrant's moist smokeless tobacco products. Gross profit percentages for both periods increased slightly versus the prior year periods as a result of these factors.

Selling and advertising expenses for the segment increased significantly for the third quarter and first nine months of 1999. The increase in both 1999 periods was primarily due to higher spending on promotional activities and direct marketing initiatives to increase category growth and to be more competitive in the marketplace. Indirect selling expenses were higher in both 1999 periods primarily due to salaries and related costs, attributable to additional sales and support personnel in the salesforce. Additionally, for the nine month period these expenses were higher as a result of increased spending on sales training and market research. Administrative expenses increased in both periods primarily as a result of higher salaries and related costs, increased research and development activities and legal fees. Tobacco related settlement charges were lower for the third quarter of 1999 and level for the first nine months of 1999.

Operating profit for the Tobacco segment increased 4.1 percent to $196.9 million and 5.4 percent to $583.4 million for the third quarter and first nine months of 1999, respectively.




                                      (10)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

WINE SEGMENT

Wine segment net sales increased 32.9 percent to $45.6 million and 12.4 percent to $113.9 million for the third quarter and first nine months of 1999, respectively. The net sales increase in both periods is primarily attributable to higher unit volume for premium wines. Unit volume for Registrant's two leading brands of premium wine, Columbia Crest and Chateau Ste. Michelle (which accounted for more than 71 percent of Wine segment unit sales in both 1999 periods), increased 29.8 percent and 14.0 percent for the third quarter and first nine months of 1999, respectively, over the corresponding periods in 1998.

Wine unit costs increased for both 1999 periods due to significantly higher average grape costs associated with prior years' harvests used in production. The increased unit costs resulted in a decreased gross profit percentage for the Wine segment for both 1999 periods. For the third quarter, the increased unit volume for premium wines more than offset the effects of the increased unit costs resulting in a 23.8 percent increase in Wine segment gross profit, while gross profit was stable for the nine month period.


Selling, advertising and administrative expenses were higher for both the third quarter and the first nine months of 1999 compared to the same periods in 1998. Selling expenses were comparatively stable in both periods. Advertising expenses were significantly higher for the 1999 periods, primarily as a result of media spending and point of sale initiatives associated with Registrant's premium varietal brands. Administrative and other expenses increased in both 1999 periods, principally as a result of higher salaries and related costs.

For the third quarter of 1999, operating profit for the Wine segment increased
65.9 percent to $5.9 million, while for the first nine months of 1999, segment operating profit declined 21.9 percent to $10.2 million, as compared to the corresponding 1998 periods.

ALL OTHER OPERATIONS

Net sales for all other operations for the third quarter and the first nine months of 1999 decreased 3.7 percent to $7.5 million and 3.9 percent to $21.5 million, respectively. The decrease was primarily attributable to lower unit volume in Registrant's cigar operations, partially offset by higher revenues from Registrant's international operations. Overall, all other operations recorded operating losses of $2.2 million and $6.1 million for the third quarter and first nine months of 1999, respectively, compared to an operating loss of $1.8 million and operating profit of $3.5 million for the corresponding 1998 periods. Results for the first nine months of 1998 include the effects of the $10.7 million pretax gain on the sale of certain commercial agricultural properties and Registrant's video entertainment subsidiary, which was reported as a reduction to administrative expenses.




                                      (11)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND SOURCES OF CAPITAL
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 1998

Net cash provided by operating activities increased compared to the corresponding period in the prior year. The primary source of cash from operations was net earnings generated by the Tobacco segment, while the primary uses of cash in operations were for raw material inventories, mainly seasonal purchases of leaf tobacco for moist smokeless tobacco products, and increased accounts receivable and other assets. Registrant anticipates that 1999 overall raw material purchases for leaf tobacco and grapes will approximate amounts expended in 1998.

Net cash used in investing activities was $34.7 million in 1999, compared to $2.0 million in the prior year. Both periods include expenditures for purchases of property, plant and equipment. The net cash used in investing activities in 1998 includes the effects of Registrant's disposition of its video entertainment subsidiary along with the sale of property, plant and equipment, principally certain commercial agricultural properties. Registrant expects the 1999 capital program to approximate $63 million.

Net cash used in financing activities increased to $324.1 million in 1999 from $211.0 million in 1998. The increase in 1999 is primarily due to cash expended for the repurchase of common stock and the repayment of short-term borrowings, partially offset by proceeds from additional borrowings. Included in the proceeds from borrowings are the funds received upon issuance, in the second quarter of 1999, of $240 million in 10-year senior notes payable. The net proceeds from the issuance of these notes were primarily used to repay other outstanding debt. 1998 includes the effect of Registrant's suspension of its stock repurchase program. Funds allocated to the stock repurchase program for the remainder of 1999 will approximate $100 million.

Registrant will continue to have significant cash requirements for the remainder of 1999, primarily for the repurchase of common stock, payment of dividends and capital spending. These requirements are expected to be met by internally generated funds supported by additional borrowings, when necessary.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the second quarter of 1999, Registrant executed an interest rate swap contract with a third party to effectively hedge the interest rate on the $40 million in floating rate 10-year senior notes payable issued on that date. The $200 million in 10-year senior notes payable is not subject to changes in market rates of interest as these notes carry a fixed rate of interest.




                                      (12)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

YEAR 2000 ISSUE

Based on a risk assessment, Registrant has developed plans to address the year 2000 issue. Registrant's year 2000 plan includes both information technology
(IT) systems and non-IT systems and a risk assessment of its major vendors and customers. Registrant's most critical business system was replaced with year 2000 compliant software in 1998 and all other identified critical business systems were replaced or modified during the first half of 1999. The assessment and remediation processes for non-critical business IT systems and non-IT systems are complete. Final testing of these systems is ongoing and will be completed during the fourth quarter of 1999.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1998 Form 10-K, and in the registration statement on Form S-4, dated August 16, 1999 and in the first and second quarters' Forms 10-Q regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.




                                      (13)

                                    UST Inc.
                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  In Roger L. Campbell v. American Tobacco Company, et al., (File No. 98CVS1064), General Court of Justice, Superior Court Division, Guilford County, North Carolina, on October 8, 1999, the court entered an Order dismissing the action with prejudice.

                  On September 22, 1999, Registrant was served with a Summons and Complaint in an action entitled Amy Leslie, individually and as Executor of the Estate of Robert Leslie v. United States Tobacco Company, et al., (No. C99-2874-VRW), United States District Court, Northern District of California. This wrongful death and survival action, brought against Registrant only, seeks compensatory and punitive damages and other relief for "fatal cancer of the mouth" allegedly sustained by Plaintiff's decedent as a result of his use of Registrant's smokeless tobacco products.

                  On September 24, 1999, Registrant was served with a Second Supplemental and Amending Complaint for Damages in an action entitled Robert Murphy v. The American Tobacco Company, et al (No. CV-S-98-00021-HDM)(RJJ), United States District Court, District of Nevada, brought by an individual plaintiff against cigarette and smokeless tobacco manufacturers for injuries allegedly sustained as a result of his exposure to environmental tobacco smoke, cigarette smoking and use of smokeless tobacco products. Plaintiff alleges that he was "diagnosed with throat cancer" and that his throat cancer "was caused by his use of smokeless tobacco" or, alternatively, that his throat cancer was caused by his "smoking cigarettes and/or his exposure to second hand smoke". Further, Plaintiff alleges that he "was diagnosed with lung cancer and chest wall cancer" and that "his direct smoking and second hand exposure caused his cancers and injuries". Alternatively, he alleges "his cancers were caused by all of defendants' products, including smokeless tobacco". Plaintiff seeks compensatory damages and other relief.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                  On August 24, 1999, Registrant filed a Current Report on Form 8-K which reported an exchange offer pursuant to the filing of a registration statement on Form S-4 relating to the registration of $200 million of new 7.25% senior notes due June 1, 2009 and $40 million of new floating rate senior notes due June 1, 2009.




                                      (14)

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               UST Inc.
                                             (Registrant)





Date November 12, 1999                 /s/ Robert T. D'Alessandro
     -----------------                 -----------------------------------------
                                            Robert T. D'Alessandro
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)




                                      (15)