Form 10-K405
period 1999-12-31
UST INC
filed 2000-03-03
CIK 811669

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    AS OF FEBRUARY 1, 2000, THE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, HELD BY NON-AFFILIATES OF REGISTRANT (WHICH FOR THIS PURPOSE DOES NOT INCLUDE DIRECTORS OR OFFICERS) WAS $3,786,281,341.

    AS OF FEBRUARY 1, 2000, THERE WERE 165,983,286 SHARES OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN SECTIONS OF UST ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 AND FILED AS AN EXHIBIT AS REQUIRED BY
     ITEM 601(b)(13) OF REGULATION S-K.........................PARTS I & II

    CERTAIN PAGES OF UST 2000 NOTICE OF ANNUAL MEETING AND PROXY
    STATEMENT.......................................................PART III

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

OPERATING SEGMENT DATA

     Registrant hereby incorporates by reference the Consolidated Segment Information pertaining to the years 1997 through 1999 set forth on page 23 of its Annual Report to stockholders for the fiscal year ended December 31, 1999 ("Annual Report"), which page is included in Exhibit 13.

                           SMOKELESS TOBACCO PRODUCTS

PRINCIPAL PRODUCTS

     Registrant's principal smokeless tobacco products and brand names are as follows:

          Moist -- COPENHAGEN, SKOAL LONG CUT, SKOAL, COPENHAGEN LONG CUT, SKOAL
                   BANDITS, RED SEAL, ROOSTER

          Dry -- BRUTON, CC, RED SEAL

     It has been claimed that the use of tobacco products, including smokeless tobacco, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission. A federal excise tax was imposed in 1986, which was increased in 1991, 1993, 1997 and 2000. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 2000. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2000. Registrant is unable to assess the future effects these various actions may have on its smokeless tobacco business.

     On August 28, 1996, the Food and Drug Administration ("FDA") published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purporting to regulate smokeless tobacco products as a "medical device." Registrant and other smokeless tobacco manufacturers filed suit against FDA seeking a judicial declaration that FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that FDA, as a matter of law, is not precluded from regulating smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions. The court, granting Registrant's motion for summary judgment, also ruled that FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit most of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." On August 14, 1998, the Fourth Circuit Court of Appeals ruled in favor of Registrant and other tobacco product manufacturers stating that FDA lacks jurisdiction to regulate tobacco products and that all of the regulations published by FDA on August 28, 1996 are invalid. On January 19, 1999, FDA filed a petition for certiorari seeking review of the Fourth Circuit's ruling by the United States Supreme Court. On April 26, 1999, the United States Supreme Court announced its intention to review the ruling and oral argument was heard on December 1, 1999. A decision is expected by the end of the Court's 1999-2000 term. Registrant is not able to predict the outcome of the appeal, or assess the future effect that these FDA regulations, if implemented, may have on its smokeless tobacco business.

     On November 23, 1998, Registrant entered into the Smokeless Tobacco Master Settlement Agreement (the "Settlement Agreement") with attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated by various attorneys general against Registrant. The Settlement Agreement required Registrant to adopt various marketing and advertising restrictions and make payments expected to total between $100 and approximately $200 million over ten years -- depending on various factors -- for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes.

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

CUSTOMERS

     Registrant markets its moist smokeless tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 34% of Registrant's gross sales of tobacco products are made to five customers, one of which, McLane Co. Inc., a national distributor, accounts for 20% of Registrant's consolidated revenue. Registrant has maintained satisfactory relationships with its customers for many years.

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

                                      WINE

     Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE, COLUMBIA CREST and SNOQUALMIE varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 61% of Registrant's wine sales are made to ten distributors, no one of which accounts for more than 29% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

     In addition, Registrant owns and operates a microbrewery located in Yakima, Washington, which produces and markets craft beers primarily under the brand name BERT GRANT'S ALE. Registrant is a minor factor in the total nationwide business of producing craft beers.

     It has been claimed that the use of alcohol beverages may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about alcohol beverages and health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, inter alia, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 2000. Also in recent years, increased regulation of alcohol beverages by various states included, inter alia, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 2000. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines and craft beers.

     Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located primarily in Washington state and purchased bulk wine from other sources. Total grape tonnage harvested and purchased in 1999 was slightly higher than in 1998. The supply of grapes is adequate to meet expected demand.

     Registrant's principal competition comes from many larger, well-established national companies, as well as many smaller wine producers. Registrant's principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Registrant is a minor factor in the total nationwide business of producing wines.

                              ALL OTHER OPERATIONS

     All other operations consist of the international operation which markets moist smokeless tobacco in select markets and the cigar operation which manufactures and markets the premium cigar brands, DON TOMAS, ASTRAL and HABANO PRIMERO. None of the above, singly, constitutes a material portion of Registrant's operations.

     It has been claimed that the use of tobacco products, including cigars, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. The federal excise tax on cigars was last increased in 1993. On August 28, 1996, FDA published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purports to regulate cigarettes and smokeless tobacco products as "medical devices." FDA did not attempt to assert jurisdiction over cigars, and FDA's regulations do not apply to cigars. On July 25, 1997, a public health group filed a petition with FDA requesting that the agency initiate proceedings to assert jurisdiction over cigars as "nicotine delivery systems." In the event FDA attempts to extend its purported tobacco regulations to cover cigars and the regulations survive a judicial challenge, those regulations would impose severe restrictions on the advertising, marketing and promotion of cigar products and would require Registrant to comply with a wide range of labeling, reporting and other requirements with respect to its cigar products. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of warning notices on cigar products, ingredient and constituent disclosure, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 2000. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, additional proposed warning notices on cigar products, the imposition of significantly higher taxes, advertising bans and restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2000. Registrant is unable to assess the future effects these various actions may have on its cigar business.

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

NUMBER OF EMPLOYEES

     Registrant's average number of employees during 1999 was 4,765.

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

                                      BUILDINGS IN
                                      APPROXIMATE
              LOCATION                SQUARE FEET                 ACTIVITIES
              --------                ------------                ----------
Tobacco Facilities:
  Nashville, Tennessee..............     973,000     Office and manufacturing plants for
                                                     moist and dry smokeless tobacco
                                                     products, plastic injection molding
                                                     operation for production of cans and
                                                     lids, manufacturing engineering
                                                     department, research and development
                                                     laboratory and warehouse for
                                                     distribution of various products.
  Hopkinsville, Kentucky............   1,075,000     Office, plants and warehouses for
                                                     tobacco leaf handling, processing
                                                     and storage and for manufacture of
                                                     dry flour for smokeless tobacco
                                                     products.
  Franklin Park, Illinois...........     505,000     Office and manufacturing plant for
                                                     moist smokeless tobacco products,
                                                     fiberboard can operations and
                                                     warehouse for distribution of
                                                     various products.
Wine Facilities:
  Paterson, Washington..............     620,000     Winery, distribution and storage
                                                     facility, office and retail shop.
  Woodinville, Washington...........     195,000     Winery, distribution and storage
                                                     facility, executive and sales
                                                     offices and retail shop.
  Grandview, Washington.............      40,000     Winery and storage facility.
  St. Helena, California............      20,000     Winery and storage facility.
  Yakima, Washington................      26,000     Microbrewery, distribution and
                                                     storage facility and office.
Other Facilities:
  Tampa, Florida....................      57,000     Office, warehouse and cigar
                                                     distribution center.
  Danli, Honduras, C.A. ............     257,000     Office, warehouses and manufacturing
                                                     plant for cigars and boxes.
  Talanga, Honduras, C.A. ..........     107,000     Office, warehouse and barns.
  Santiago, Dominican Republic......      16,000     Office and manufacturing plant for
                                                     cigars.
Headquarters:
  Greenwich, Connecticut............     203,000     Executive, sales and general offices
                                                     in several buildings.

                                        LAND IN
                                      APPROXIMATE
              LOCATION                   ACRES                   ACTIVITIES
              --------                -----------                ----------
  Yakima and Benton Counties,
     Washington.....................      3,164     Vineyards.
  Grant and Benton Counties,
     Washington.....................     10,794     Other, including agricultural
                                                    properties.

     Such principal properties in Registrant's operations were utilized only in connection with Registrant's business operations. Registrant believes that the above properties at December 31, 1999 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity.

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

     On December 17, 1999, Registrant was served with a Summons and Complaint in an action entitled Jonathan Clay and Donna Clay, his wife v. The American Tobacco Company, et. al. (No. 99-C-0701), Circuit Court of Cabell County, West Virginia. This action was brought by an individual plaintiff and his wife against smokeless tobacco manufacturers, including Registrant, cigarette and loose tobacco manufacturers and other entities for "some form of cancer and/or vascular disease, more particularly squamous cell carcinoma . . . and other personal injuries" allegedly sustained as a result of his use of various tobacco products, including one of Registrant's smokeless tobacco products. The Complaint further alleges "addiction" to tobacco and seeks compensatory and punitive damages and other relief.

     Registrant has been named in two actions brought by individual plaintiffs, all of whom are represented by the same Louisiana attorney, against a number of smokeless tobacco manufacturers, cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. A third similar action, Charles Guidry and Charlene Guidry v. United States Tobacco Company, et al. (C.A. No. CV96-1285), United States District Court, Western District of Louisiana, Lake Charles Division, was voluntarily dismissed without prejudice by Order dated December 8, 1999.

     Registrant is named in an action in Illinois brought by an individual plaintiff and purporting to state a class action "on behalf of himself and all other persons similarly situated" alleging that Registrant "manipulates the nicotine levels and absorption rates" in its smokeless tobacco products and seeking to recover monetary damages "in an amount not less than the purchase price" of Registrant's smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using Registrant's smokeless tobacco products.

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

     Registrant has been named in a wrongful death and survival action in California brought by a plaintiff, individually and as executor of decedent's estate and as guardian ad litem for minor, for injuries allegedly sustained as a result of decedent's use of Registrant's smokeless tobacco products. Plaintiff seeks compensatory and punitive damages and other relief.

     Registrant is also named in an action in San Francisco, California along with five other smokeless tobacco manufacturers seeking damages and other relief brought by the City and County of San Francisco and the

Environmental Law Foundation purportedly on behalf of "the residents of San Francisco County and the general public" alleging violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code sec.sec.25249.6, et seq. ("Proposition 65") and the California Unfair Competition Act, Business and Professions Code sec.sec.17200, et seq. The action alleges, among other things, that the defendants sold smokeless tobacco products in California without providing a ". . .'clear and reasonable' warning that their use results in multiple exposures to substances known to the State of California to cause cancer, birth defects and reproductive harm."

     Registrant is named in an action in Kentucky seeking more than $400 million in "actual damages" before trebling, punitive damages and injunctive relief brought by one of Registrant's competitors alleging that certain actions and practices of Registrant violate federal antitrust and advertising laws in connection with the marketing and sale of its moist snuff brands and also alleges various violations of tort and state law. In an opinion dated February 17, 2000, the Court denied both Registrant's and the plaintiff's motion for summary judgment. Trial in this case commenced on February 28, 2000.

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

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of February 1, 2000 is set forth below:

                      NAME                                       OFFICE                    AGE
                      ----                                       ------                    ---
Vincent A. Gierer, Jr...........................  Chairman of the Board, Chief             52
                                                  Executive Officer and President
Robert E. Barrett...............................  Executive Vice President and             61
                                                    President -- UST Enterprises Inc.
Richard H. Verheij..............................  Executive Vice President and General     41
                                                    Counsel
Robert T. D'Alessandro..........................  Senior Vice President and Chief          46
                                                  Financial Officer
Allen C. Shoup..................................  President -- International Wine &        56
                                                  Spirits Ltd.
A. Gary Smith...................................  President -- United States Tobacco       51
                                                    Company

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

     Mr. Verheij has served as Executive Vice President and General Counsel since May 7, 1996. Mr. Verheij served as Senior Vice President and General Counsel from December 1, 1994 to May 6, 1996 and as Senior Vice President and Associate General Counsel from April 4, 1994 to November 30, 1994. Mr. Verheij has been employed by Registrant since November 24, 1986.

     Mr. D'Alessandro has served as Senior Vice President and Chief Financial Officer since January 3, 2000. He served as Senior Vice President and Controller from December 19, 1991 until January 2, 2000. Mr. D'Alessandro has been employed by Registrant since May 4, 1981.

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

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant hereby incorporates by reference the information with respect to the market for its common stock, $.50 par value ("Common Stock"), and related security holder matters set forth on page 37 of its Annual Report, which page is included in Exhibit 13. Registrant's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. As of February 1, 2000, there were approximately 8,600 stockholders of record of its Common Stock.

ITEM 6 -- SELECTED FINANCIAL DATA

     Registrant hereby incorporates by reference the Consolidated Selected Financial Data -- Eleven Years set forth on pages 42 and 43 of its Annual Report, which pages are included in Exhibit 13.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Registrant hereby incorporates by reference the Management's Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 15-22 of its Annual Report, which pages are included in Exhibit 13.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Registrant is exposed to market risk, primarily related to interest rates, and to a lesser extent, foreign currency exchange rates. Registrant routinely monitors this risk to minimize any adverse effects that changes in interest rates or foreign currency rates may have on its net earnings and cash flows. Registrant manages interest rate risk by utilizing fixed rate debt and derivative instruments, primarily interest rate swaps and treasury locks. All derivative contracts are for non-trading purposes, and are entered into with major reputable financial institutions, thereby minimizing the risk of credit loss.

     Registrant had $240 million aggregate principal amount of senior notes payable at December 31, 1999, of which $200 million is 7.25 percent fixed rate debt and $40 million is floating rate debt. In order to eliminate the interest rate risk on the floating rate debt, Registrant entered into an interest rate swap contract to pay a fixed rate of interest (7.25 percent) and receive a floating rate of interest on a notional amount of $40 million. This swap effectively locks the interest rate on the floating rate debt at 7.25 percent due to the full correlation of the variable rates on the swap and the debt.

     At December 31, 1999, Registrant also had treasury lock interest agreements with an aggregate notional amount of $50 million, to hedge its exposure to increasing interest rates for an anticipated debt offering in 2000.

     Registrant has prepared a sensitivity analysis of interest rate risk and the effects of hypothetical changes in the applicable market conditions on the succeeding year's earnings, based upon year-end positions. Computations of the potential effects of the hypothetical market changes are based upon various assumptions, involving interest rates and other variables.

     The fair value of Registrant's fixed rate senior notes payable is sensitive to changes in interest rates. Based upon an immediate 100 basis point increase in the applicable interest rate at December 31, 1999, the fair value of Registrant's fixed rate senior notes would decrease by approximately $11.5 million. Conversely, a 100 basis point decrease in that rate would increase the fair value of the notes by $12.5 million. Registrant did not have any fixed rate senior notes payable at December 31, 1998.

     Taking into account Registrant's floating rate senior notes payable, interest rate swaps and treasury locks outstanding at December 31, 1999, each 100 basis point increase in the applicable market rates of interest, with all other variables held constant would decrease our annual interest expense by approximately $0.4 million. On the contrary, a 100 basis point decrease in these interest rates would effectively increase our annual interest expense by approximately $0.4 million. Registrant did not have any floating rate senior notes payable or derivative instruments at December 31, 1998.

     These hypothetical changes and assumptions may be different from what actually transpires in the future, and the computations do not take into account management's possible actions if such changes actually occurred over time. Considering these limitations, actual effects on future earnings could differ from those calculated above.

     In addition, to hedge the risk associated with changes in foreign exchange rates related to forecasted purchases of barrels for its wine operations, Registrant enters into foreign currency forward contracts. The notional amounts, fair values and the effects of hypothetical changes in applicable rates of forward foreign currency contracts at December 31, 1999 were not material. Registrant did not have any foreign currency forward contracts at December 31, 1998.

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

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 2000 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth herein following Item 4 of this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 2000 Annual Meeting and Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 2000 Annual Meeting and Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption "Indebtedness of Management" in its Notice of 2000 Annual Meeting and Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     (1) The following consolidated financial statements of Registrant included in the Annual Report are incorporated by reference in Item 8 and included in
Exhibit 13:

          Consolidated Statement of Earnings -- Years ended December 31, 1999, 1998, and 1997

          Consolidated Statement of Financial Position -- December 31, 1999 and 1998

          Consolidated Statement of Cash Flows -- Years ended December 31, 1999, 1998 and 1997

            Consolidated Statement of Changes in Stockholders' Equity -- Years ended December 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements

     (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

 3.1     --  Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for
             the quarter ended March 31, 1992.
 3.2     --  By-Laws adopted on December 23, 1986, and amended and
             restated effective October 22, 1998, incorporated by
             reference to Exhibit 3.2 to Form 10-Q for the quarter ended
             September 30, 1998.
 4.1     --  Indenture dated as of May 27, 1999, between UST Inc. and
             State Street Bank and Trust Company, incorporated by
             reference to Exhibit 4 to Form 10-Q for the quarter ended
             June 30, 1999.
 4.2     --  Form of certificate of 7.25% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
 4.3     --  Form of certificate of Floating Rate Senior Note,
             incorporated by reference to Exhibit 4.3 to Form S-4
             Registration Statement filed on August 16, 1999.
10.1*    --  Form of Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive
             Officer, incorporated by reference to Exhibit 10.1 to Form
             10-Q for the quarter ended September 30, 1986.
10.2*    --  Form of Severance Agreement dated October 27, 1986 between
             Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September
             30, 1986.
10.3*    --  1982 Stock Option Plan restated as of March 22, 1989,
             incorporated by reference to Exhibit 4.1 to Form S-8
             Registration Statement filed on April 14, 1989.
10.4*    --  1992 Stock Option Plan, as amended and restated as of
             December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated
             March 20, 2000.
10.5*    --  Incentive Compensation Plan, as amended and restated as of
             January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.6*    --  Amendment to Incentive Compensation Plan, effective
             September 25, 1997, incorporated by reference to Exhibit
             10.6 to Form 10-K for the fiscal year ended December 31,
             1997.
10.7*    --  Officers' Supplemental Retirement Plan, as restated as of
             December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.8*    --  Nonemployee Directors' Retirement Plan, as amended and restated as of January 1, 1998, incorporated by reference to
             Exhibit 10.8 to Form 10-K for the period ended December 31,
             1997.
10.9     --  Directors' Supplemental Medical Plan, as amended and
             restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended
             December 31, 1994.
10.10*   --  Nonemployee Directors' Stock Option Plan effective May 2,
             1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.11*   --  Nonemployee Directors' Restricted Stock Award Plan effective
             January 1, 1999, incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.
13       --  Pages 15-43 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21       --  Subsidiaries of UST.
23       --  Consent of Independent Auditors.
27       --  Financial Data Schedule.

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

                                            UST Inc.
Date: March 3, 2000
                                            By: /s/ VINCENT A. GIERER, JR.
                                              ----------------------------------
                                                    VINCENT A. GIERER, JR.
                                                 CHAIRMAN OF THE BOARD, CHIEF
                                                           EXECUTIVE
                                                    OFFICER AND PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                       Chairman of the Board,
                      Chief Executive Officer
                      and President (Principal
March 3, 2000            Executive Officer)                         /s/ VINCENT A. GIERER, JR.
                                                     --------------------------------------------------------
                                                                      VINCENT A. GIERER, JR.

                       Senior Vice President
                    and Chief Financial Officer
                       (Principal Accounting
                       Officer and Principal
March 3, 2000            Financial Officer)                         /s/ ROBERT T. D'ALESSANDRO
                                                     --------------------------------------------------------
                                                                      ROBERT T. D'ALESSANDRO

March 3, 2000                 Director                                 /s/ JAMES W. CHAPIN
                                                     --------------------------------------------------------
                                                                         JAMES W. CHAPIN

March 3, 2000                 Director                                 /s/ JOHN P. CLANCEY
                                                     --------------------------------------------------------
                                                                         JOHN P. CLANCEY

March 3, 2000                 Director                             /s/ EDWARD H. DEHORITY, JR.
                                                     --------------------------------------------------------
                                                                     EDWARD H. DEHORITY, JR.

March 3, 2000                 Director                                /s/ ELAINE J. EISENMAN
                                                     --------------------------------------------------------
                                                                        ELAINE J. EISENMAN

March 3, 2000                 Director                                /s/ EDWARD T. FOGARTY
                                                     --------------------------------------------------------
                                                                        EDWARD T. FOGARTY

March 3, 2000          Chairman of the Board                        /s/ VINCENT A. GIERER, JR.
                                                     --------------------------------------------------------
                                                                      VINCENT A. GIERER, JR.

March 3, 2000                 Director                                   /s/ P.X. KELLEY
                                                     --------------------------------------------------------
                                                                           P.X. KELLEY

March 3, 2000                 Director                                  /s/ PETER J. NEFF
                                                     --------------------------------------------------------
                                                                          PETER J. NEFF

March 3, 2000                 Director                              /s/ LOWELL P. WEICKER, JR.
                                                     --------------------------------------------------------
                                                                      LOWELL P. WEICKER, JR.

                                 EXHIBIT INDEX

 3.1    --   Restated Certificate of Incorporation dated May 5, 1992,
             incorporated by reference to Exhibit 3.1 to Form 10-Q for
             the quarter ended March 31, 1992.
 3.2    --   By-Laws adopted on December 23, 1986, and amended and
             restated effective October 22, 1998, incorporated by
             reference to Exhibit 3.2 to Form 10-Q for the quarter ended
             September 30, 1998.
 4.1    --   Indenture dated as of May 27, 1999, between UST Inc. and
             State Street Bank and Trust Company, incorporated by
             reference to Exhibit 4 to Form 10-Q for the quarter ended
             June 30, 1999.
 4.2    --   Form of certificate of 7.25% Senior Note, incorporated by
             reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
 4.3    --   Form of certificate of Floating Rate Senior Note,
             incorporated by reference to Exhibit 4.3 to Form S-4
             Registration Statement filed on August 16, 1999.
10.1*   --   Form of Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive
             Officer, incorporated by reference to Exhibit 10.1 to Form
             10-Q for the quarter ended September 30, 1986.
10.2*   --   Form of Severance Agreement dated October 27, 1986 between
             Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September
             30, 1986.
10.3*   --   1982 Stock Option Plan restated as of March 22, 1989,
             incorporated by reference to Exhibit 4.1 to Form S-8
             Registration Statement filed on April 14, 1989.
10.4*   --   1992 Stock Option Plan, as amended and restated as of
             December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated
             March 20, 2000.
10.5*   --   Incentive Compensation Plan, as amended and restated as of
             January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.6*   --   Amendment to Incentive Compensation Plan, effective
             September 25, 1997, incorporated by reference to Exhibit
             10.6 to Form 10-K for the fiscal year ended December 31,
             1997.
10.7*   --   Officers' Supplemental Retirement Plan, as restated as of
             December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.8*   --   Nonemployee Directors' Retirement Plan, as amended and
             restated as of January 1, 1998, incorporated by reference to
             Exhibit 10.8 to Form 10-K for the period ended December 31,
             1997.
10.9    --   Directors' Supplemental Medical Plan, as amended and
             restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended
             December 31, 1994.
10.10*  --   Nonemployee Directors' Stock Option Plan effective May 2,
             1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.11*  --   Nonemployee Directors' Restricted Stock Award Plan effective
             January 1, 1999, and incorporated by reference to Exhibit
             10.11 to Form 10-K for the fiscal year ended December 31,
             1998.
13      --   Pages 15-43 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.

21      --   Subsidiaries of UST.
23      --   Consent of Independent Auditors.
27      --   Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.