Form 10-Q
period 2000-03-31
UST INC
filed 2000-05-12
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For quarterly period ended        March 31, 2000
                                 -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                   to
                                      ----------------      -------------------

       Commission File Number 0-17506
                              -------

                                    UST Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                    06-1193986
     ------------------------------                      --------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    100 West Putnam Avenue, Greenwich, CT                        06830
    -------------------------------------                ---------------------
    (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code:  (203) 661-1100
                                                         --------------
                                      NONE
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

       Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

       Number of Common shares ($.50 par value) outstanding at March 31, 2000 162,212,156
-----------

                                    UST Inc.

                                  (Registrant)

                                      INDEX

                                                                                     Page No.
                                                                                     --------
Part I.     Financial Information:

   Item 1. Financial Statements (Unaudited)

            Condensed Consolidated Statement of Financial Position -
               March 31, 2000 and December 31, 1999                                     2

            Condensed Consolidated Statement of Earnings -
               Three months ended March 31, 2000 and 1999                               3

            Condensed Consolidated Statement of Cash Flows -
               Three months ended March 31, 2000 and 1999                               4

            Notes to Condensed Consolidated Financial Statements                        5

   Item 2.  Management's Discussion and Analysis of Operations and
             Financial Condition                                                        9

Part II.    Other Information:

   Item 1.  Legal Proceedings                                                          12

   Item 4.  Submission of Matters to a Vote of Security Holders                        13

   Item 6.  Exhibits and Reports on Form 8-K                                           14
            27. Financial Data Schedule

Signature                                                                              15



                                      (1)

                                    UST Inc.

             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                March 31,           December 31,
                                                                  2000                  1999
                                                               -----------          -----------
                                                               (Unaudited)             (Note)

ASSETS
Current assets
  Cash and cash equivalents                                       $    38,093        $    74,989
  Accounts receivable                                                  63,318             64,349
  Inventories:
    Leaf tobacco                                                      217,287            189,414
    Products in process                                               114,903            116,291
    Finished goods                                                     77,043             75,757
    Other materials and supplies                                       22,263             22,007
                                                                  -----------        -----------
                                                                      431,496            403,469
  Prepaid expenses and other current assets                            27,242             26,709
  Deferred income taxes                                                10,152             10,508
                                                                  -----------        -----------
                 Total current assets                                 570,301            580,024
Property, plant and equipment, net                                    364,710            361,882
Other assets                                                           76,657             73,742
                                                                  -----------        -----------
                 Total assets                                     $ 1,011,668        $ 1,015,648
                                                                  ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                 $         -        $    70,965
  Accounts payable and accrued expenses                                87,624            144,678
  Income taxes                                                        104,614             45,684
                                                                  -----------        -----------
                 Total current liabilities                            192,238            261,327

Long-term debt                                                        540,000            411,000
Postretirement benefits other than pensions                            80,936             80,547
Other liabilities                                                      63,297             61,970
Contingencies (see note)                                                    -                  -
                                                                  -----------        -----------
                 Total liabilities                                    876,471            814,844

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 209,033,756 shares in 2000
     and 208,936,586 shares in 1999                                   104,517            104,468
  Additional paid-in capital                                          528,771            526,676
  Retained earnings                                                   891,514            861,816
  Accumulated other comprehensive loss                                (12,256)           (12,277)
                                                                  -----------        -----------
                                                                    1,512,546          1,480,683
  Less treasury stock - 46,821,600 shares in 2000 and
    42,129,500 shares in 1999                                       1,377,349          1,279,879
                                                                  -----------        -----------
                 Total stockholders' equity                           135,197            200,804
                                                                  -----------        -----------
                 Total liabilities and stockholders' equity       $ 1,011,668        $ 1,015,648
                                                                  ===========        ===========

Note: The statement of financial position at December 31, 1999 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.



                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                             Three months ended March 31,
                                                                             ---------------------------
                                                                                2000               1999
                                                                               ------             ------
            Net sales                                                         $368,295             $350,085


            Costs and expenses
              Cost of products sold                                             66,975               61,286
              Excise taxes                                                       8,396                5,732
              Selling, advertising and administrative                          119,509              105,673
                                                                               -------              -------
                  Total costs and expenses                                     194,880              172,691
                                                                               -------              -------
            Operating income                                                   173,415              177,394

            Interest, net                                                        7,527                1,065
                                                                               -------            ---------

            Earnings before income taxes                                       165,888              176,329

            Income taxes                                                        63,924               67,869
                                                                               -------            ---------
            Net earnings                                                      $101,964             $108,460
                                                                               =======            =========
            Net earnings per share
               Basic                                                              $.62                 $.60
               Diluted                                                            $.62                 $.60

            Dividends per share                                                   $.44                 $.42

            Average number of shares
               Basic                                                           164,961              179,763
               Diluted                                                         165,123              180,650





            See Notes to Condensed Consolidated Financial Statements.



                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                          Three months ended March 31,
                                                                          ----------------------------
                                                                           2000                   1999
                                                                          ------                 ------
OPERATING ACTIVITIES
--------------------

Net cash provided by operating activities                                $  85,213              $  89,649

INVESTING ACTIVITIES
--------------------

Purchases of property, plant and equipment                                 (13,153)                (9,386)
Dispositions of property, plant and
equipment                                                                      601                    496
                                                                           -------                 ------
Net cash used in investing activities                                      (12,552)                (8,890)
                                                                           -------                 ------

FINANCING ACTIVITIES
--------------------

Proceeds from borrowings                                                   300,000                153,700
Repayment of borrowings                                                   (241,965)                     -
Proceeds from the issuance of stock                                          2,144                  2,597
Dividends paid                                                             (72,266)               (74,904)
Stock repurchased                                                          (97,470)              (180,290)
                                                                          --------               --------

Net cash used in financing activities                                     (109,557)               (98,897)
                                                                          --------               --------

            Decrease in cash and cash equivalents                          (36,896)               (18,138)

            Cash and cash equivalents at beginning of year                  74,989                 33,210
                                                                         ---------               ---------
            Cash and cash equivalents at end of period                   $  38,093               $  15,072
                                                                         =========               =========


-----------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
     Income taxes                                                           $5,276                 $4,365

     Interest                                                                2,621                  1,608
-----------------------------------------------------------------------------------------------------------




See Notes to Condensed Consolidated Financial Statements.


                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1999.

REPURCHASE OF COMMON STOCK

In 2000, Registrant repurchased 4.7 million shares costing $97.5 million. The repurchases were pursuant to Registrant's authorized program to repurchase its outstanding common stock up to a maximum of 20 million shares. As of March 31, 2000, 7.2 million shares were repurchased under this program. Registrant has suspended its stock repurchase program pending the court's review of post-trial matters in Registrant's antitrust litigation.

COMPREHENSIVE INCOME

The main components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments and additional minimum pension liability adjustments. For the first quarter of 2000 and 1999, total comprehensive income, net of taxes, amounted to $101,985,000 and $107,817,000, respectively.

OTHER MATTERS

On March 6, 2000, Registrant issued $300 million aggregate principal amount of
8.8 percent fixed rate senior notes. These notes mature on March 15, 2005, with semiannual interest payments. Costs associated with the issuance of the notes have been capitalized and are being amortized over the term of the notes.

In February 2000, Registrant announced that its subsidiary, Stimson Lane Ltd., had reached an agreement to purchase the Guenoc Ranch in northern California for an undisclosed price subject to regulatory approval and certain other conditions. The closing of the Guenoc Ranch purchase has been delayed pending the results of post-trial matters regarding Registrant's antitrust litigation.



                                      (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

                                                   Three months ended March 31,
                                                   ---------------------------
                                                     2000            1999
                                                    ------          ------
Numerator:
   Net earnings                                     $101,964       $108,460
                                                    ========       ========
Denominator:

   Denominator for basic earnings per share -
     weighted-average shares                         164,961        179,763
   Dilutive effect of stock options                      162            887
                                                    --------       --------

   Denominator for diluted earnings per share        165,123        180,650
                                                    ========       ========
Basic earnings per share                            $    .62       $    .60
Diluted earnings per share                          $    .62       $    .60


Options to purchase 14.5 million shares and 7.9 million shares of common stock outstanding as of March 31, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

SEGMENT INFORMATION

Registrant's reportable segments are Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant's international and cigar operations. Interim segment information is as follows:

                                            Three months ended March 31,
                                            ---------------------------
Net Sales to Unaffiliated Customers:            2000             1999
                                               ------           ------
      Tobacco                              $ 324,231        $ 311,167
      Wine                                    37,107           32,133
      All other                                6,957            6,785
                                           ---------        ---------
        Net sales                          $ 368,295        $ 350,085
                                           =========        =========

Operating Profit (Loss):

      Tobacco                              $ 179,640        $ 179,627
      Wine                                     2,477            2,082
      All other                               (2,027)          (1,433)
                                           ---------        ---------
        Operating profit                     180,090          180,276

      Corporate expenses                      (6,675)          (2,882)
      Interest, net                           (7,527)          (1,065)
                                           ---------        ---------
        Earnings before income taxes       $ 165,888        $ 176,329
                                           =========        =========

Registrant's identifiable assets did not change significantly from amounts appearing in the December 31, 1999 Consolidated Segment Information (See Form 10-K for the year then ended).



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

Registrant believes these pending litigation matters will not result in any material liability for a number of reasons, including the fact that Registrant has had only limited involvement with cigarettes and Registrant's current percentage of total tobacco industry sales is relatively small. Prior to 1986, Registrant manufactured some cigarette products which had a de minimis market share. From May 1, 1982 to August 1, 1994, Registrant distributed a small volume of imported cigarettes and is indemnified against claims relating to those products.

Registrant has been named in two actions brought by individual plaintiffs, both of which are represented by the same Louisiana attorney, against a number of smokeless tobacco manufacturers, cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products.

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

Registrant is also named in several actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are three individuals alleging, in addition to the use of other tobacco products, use of Registrant's smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products.

Registrant has been named in an action commenced in Nevada by an individual plaintiff against cigarette and smokeless tobacco manufacturers seeking damages and other relief for injuries allegedly sustained as a result of his exposure to environmental tobacco smoke, cigarette smoking and use of smokeless tobacco products.

Registrant is named in an action in San Francisco, California along with five other smokeless tobacco manufacturers seeking unspecified damages and other relief brought by the City and County of San Francisco and the Environmental Law Foundation purportedly on behalf of "the residents of San Francisco County and the general public" alleging violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code Sections 25249.6, et seq. ("Proposition 65") and the California Unfair



                                      (7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

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

On March 28, 2000, a Kentucky jury rendered a verdict against Registrant, awarding $350 million in compensatory damages to Conwood Company, L.P., for its claims under federal antitrust laws that Registrant had engaged in exclusionary and anticompetitive conduct in the marketing and promotion of moist smokeless tobacco products. The verdict, when entered as a judgment, was subject to trebling under federal antitrust laws to $1.05 billion. Registrant has filed motions with the court for judgment as a matter of law to overturn the verdict, for a new trial or reduced damages award, and to authorize a supersedeas bond at less than the full amount of the judgment. In the event the District Court fails to enter judgment in Registrant's favor, Registrant intends to appeal to the Court of Appeals for the Sixth Circuit. As of the date of this filing, the court has not ruled on any of these motions, or plaintiffs' motions for injunctive relief, attorneys' fees and costs. Registrant believes that the evidence presented at trial was insufficient to support the jury verdict and, as a result, believes that, while there can be no assurances, the judgment should ultimately be reversed. The Company is not presently able to reasonably estimate the amount of damages, if any, which may be ultimately imposed and, accordingly, no charge relating to the judgment is reflected in Registrant's financial statements. While Registrant believes that the judgment should ultimately be reversed, if the adverse judgment is sustained after all appeals, satisfaction of the judgment is likely to have a material adverse effect on Registrant's consolidated financial results for a particular year, but is not expected to have a material adverse effect on Registrant's consolidated financial position.

Registrant was also named in two purported class actions filed in state court in Tennessee and New Mexico on behalf of putative class members who were indirect purchasers of smokeless tobacco products manufactured by Registrant during the period April 1996 through March 28, 2000, alleging that Registrant has violated the antitrust laws, unfair or deceptive trade practices statutes and the common law of certain states. The plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 after trebling per putative class member, and certain other relief. The actions are similar in all material respects and are derived directly from the Conwood litigation and therefore will need to overcome the same issues raised by Registrant in its post-trial motions discussed above. Even if Conwood were ultimately to prevail on issues which Registrant is currently challenging in post-trial motions or on appeal, the plaintiffs in these two actions will still need to establish additional elements before liability can be imposed upon Registrant. Registrant believes that it has meritorious defenses in this regard and that the ultimate outcome of these class actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail these actions could have a material impact on its consolidated financial results for a particular reporting period in which resolved.



                                      (8)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)

RESULTS OF OPERATIONS
FIRST QUARTER 2000 COMPARED WITH THE FIRST QUARTER OF 1999

CONSOLIDATED RESULTS

Consolidated net sales increased 5.2 percent to $368.3 million, operating income decreased 2.2 percent to $173.4 million, net earnings declined 6.0 percent to $102.0 million and basic and diluted earnings per share increased 3.3 percent to $0.62 as compared to the corresponding 1999 period. The consolidated gross profit percentage for the first quarter 2000 decreased slightly primarily due to increased unit cost, partially offset by higher selling prices for our moist smokeless tobacco products. Corporate expenses increased for the first quarter 2000 mainly due to a hedging loss related to the recent debt issuance. Net interest expense increased significantly to $7.5 million as a result of higher average debt outstanding and higher interest rates. Income taxes decreased in the first quarter of 2000 mainly due to lower earnings before taxes as compared with the corresponding 1999 period. The first quarter 2000 effective tax rate remained level with the corresponding 1999 period.

TOBACCO SEGMENT

Net sales for the Tobacco segment increased 4.2 percent to $324.2 million and accounted for 88 percent of consolidated net sales in 2000. The increase was the result of higher selling prices on premium products and a 2 percent increase in moist smokeless tobacco net unit volume to 152.5 million cans. Unit volume results for moist smokeless tobacco products included non-premium products' contribution of an additional 4.4 million cans, while premium products declined slightly.

Cost of products sold increased 12.2 percent in the first quarter primarily due to higher moist smokeless tobacco unit cost, mainly attributable to federal tobacco excise taxes and higher leaf tobacco costs associated with the increased can weight for Skoal Long Cut products. Gross profit rose 2.8 percent as compared to the similar 1999 period. Tobacco segment gross profit percentage decreased slightly as a result of the aforementioned unfavorable increases in cost of products sold.

Selling and advertising expenses increased for the first quarter, primarily promotional activities at retail, as Registrant continued its accelerated spending plan, started in the third quarter of 1999, in an effort to increase category growth. Indirect selling expenses also increased primarily in support of Registrant's promotional activities. Administrative expenses increased in the first quarter of 2000 primarily due to legal expenses associated with Registrant's antitrust litigation.

Operating profit for the Tobacco segment remained stable at $179.6 million for the first quarter of 2000 as compared with 1999.

                                      (9)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

WINE SEGMENT

Wine segment net sales increased 15.5 percent to $37.1 million for the first quarter of 2000 and accounted for 10.1 percent of consolidated net sales in 2000. Higher net sales were primarily due to an 11.5 percent increase in premium wine case unit volume. The case volume growth was attributable to the Chateau Ste. Michelle and Villa Mt. Eden brands, while the Columbia Crest brand decreased slightly. Registrant's two leading brands of premium wine, Columbia Crest and Chateau Ste. Michelle, accounted for 81 percent of Registrant's total wine sales in 2000.

Wine unit costs increased for the first quarter primarily due to higher grape costs. Gross profit for the Wine segment increased primarily due to higher premium case unit volume, partially offset by the higher unit cost, while the gross profit percentage remained stable.

Selling and advertising expenses in the first quarter of 2000 were level with 1999 amounts. Administrative and other expenses were higher primarily due to costs incurred for the pending Guenoc purchase and continued infrastructure spending to meet current and expected growth.

Operating profit for the Wine segment increased 19.0 percent to $2.5 million for the first quarter of 2000, as compared to $2.1 million in 1999.

ALL OTHER OPERATIONS

Sales for all other operations increased 2.5 percent to $7.0 million and accounted for 1.9 percent of consolidated net sales in 2000. Overall, all other operations recorded an operating loss of $2.0 million in the first quarter of 2000 as compared to a $1.4 million operating loss in 1999.

LIQUIDITY AND SOURCES OF CAPITAL
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 1999

Net cash provided by operating activities decreased in the first quarter of 2000 to $85.2 as compared with $89.6 million for the corresponding 1999 period. Lower net earnings were the main cause of the decrease. Registrant's primary sources of cash were net earnings generated by the Tobacco segment and an increase in income taxes payable, while a reduction in accounts payable and accrued expenses and seasonal purchases of leaf tobacco for moist smokeless tobacco products were the main uses of cash from operations. Registrant estimates that the overall raw material inventory purchases and other costs, for leaf tobacco and grapes, in 2000 will approximate amounts expended in 1999.

Net cash used in investing activities was $12.6 million in 2000 as compared to $8.9 million in 1999. Expenditures in both years were for purchases of property, plant and equipment.



                                      (10)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Net cash used in financing activities increased to $109.6 million in 2000 as compared to $98.9 million in 1999. This increase in 2000 includes funds received for the issuance of $300 million in 5 year senior notes, which was primarily used to repay Registrant's commercial paper borrowings of $242 million, while 1999 included additional proceeds from borrowings of $153.7 million. Registrant expended $97.5 million in the first quarter of 2000 for its stock repurchase program, which was significantly lower than the first quarter of 1999. Registrant has suspended its stock repurchase program pending the court's review of post-trial matters in Registrant's antitrust litigation.

As of the date of this filing, Registrant is not able to assess the amount of funds to be allocated for investing and financing activities, primarily for the capital program and stock repurchase program, for the remainder of 2000, as Registrant may have significant cash obligations with regards to any bonding requirements. Registrant is presently engaged in efforts to obtain appropriate commitments to satisfy any requirements for bonding which may be imposed. Additional borrowings and internally generated funds will be utilized to meet Registrant's cash requirements for the remainder of 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 6, 2000, Registrant issued $300 million aggregate principal amount of
8.8 percent fixed rate senior notes, which mature on March 15, 2005. Upon this issuance, Registrant settled its treasury lock interest agreements used to hedge the exposure to interest rate fluctuations. There were no other material changes in market risk since December 31, 1999.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1999 Form 10-K, and Form 8-K, dated March 30, 2000, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.



                                      (11)

                                    UST Inc.
                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

       In Amy Leslie, individually and as Executor of the Estate of Robert Leslie and as Guardian ad litem for minor Nicole Taylor Leslie v. United States Tobacco Company, et. al., (No. C99-2874-UVW), United States District Court, Northern District of California, on March 31, 2000, the court entered Order Approving Stipulation of Voluntary Dismissal, thereby dismissing this action.

       In Conwood Company, L.P. and Conwood Sales Company, L.P. v. United States Tobacco Company, United States Tobacco Sales and Marketing Company Inc., United States Tobacco Manufacturing Company Inc. and UST Inc. (Case No. 5: 98CV-108-R), United States District Court, Western District of Kentucky, Paducah Division, on April 12, 2000, Registrant filed its motion for judgment as a matter of law in favor of Registrant. In the alternative, Registrant filed a motion for a new trial or for a reduced damages award. In the event the judgment is not vacated or a new trial is not ordered, Registrant intends to appeal the judgment to the Court of Appeals for the Sixth Circuit. On April 19, 2000, Registrant filed its motion to authorize a supersedeas bond and other conditions for security of the judgment, and to abide by other stated conditions with respect to the judgment, pending the court's ruling on Registrant's post-trial motions and the outcome of any appeal by Registrant. To date, the court has not ruled on any of Registrant's motions.

       On April 17, 2000, Registrant was served with a Summons and Class Action Complaint in an action entitled Philip Edward Davis, on behalf of himself and all others similarly situated in the States of Tennessee, Arizona, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Columbia v. United States Tobacco Company, United States Tobacco Sales and Marketing Company Inc., United States Tobacco Manufacturing Company Inc. and UST Incorporated (Case No. 17,305
       IV), Circuit Court for Jefferson County, Tennessee at Dandridge ("Davis"). This action was brought by an individual plaintiff on behalf of himself and a purported class of "all persons and entities" in the 15 states and the District of Columbia listed in the caption above ("class jurisdictions") "who purchased smokeless tobacco products indirectly from the Defendants during the period commencing April 1996, and continuing through March 28, 2000". Plaintiffs allege that Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of the class jurisdictions as well as the common law of those jurisdictions. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $74,000 (including trebling) per putative class member and certain other relief.




                                      (12)

                                    UST Inc.
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

       On April 18, 2000, Registrant was served with a Summons and Antitrust Class Action Complaint in an action entitled Arthur Simoni, on behalf of himself and all others similarly situated v. United States Tobacco Company, United States Sales and Marketing Company Inc., United States Tobacco Manufacturing Company, Inc. and UST Incorporated (No. D-0117-CV-2000000921), First Judicial District Court, County of Rio Arriba, New Mexico ("Simoni"). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of smokeless tobacco products in the State of New Mexico who purchased smokeless tobacco products manufactured by Registrant during the period April 1996 through March 20, 1998. Plaintiffs seek to recover damages for Registrants' alleged violations of the antitrust laws and unfair or deceptive trade practices statutes of New Mexico, as well as Registrants' alleged violations of the common law of New Mexico. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $74,000 (including trebling) per putative class member and certain other relief.

       These two purported class actions are derived directly from the Conwood litigation and are brought by the same plaintiffs' counsel. The allegations are similar in all material respects. Even if Conwood were ultimately to prevail on issues currently challenged by Registrant in post-trial motions or on appeal, the plaintiffs in the Davis and Simoni actions will still need to establish additional elements before liability could be imposed on Registrant, and Registrant believes it has meritorious defenses in this regard.

Item 4. Submission of Matters to a Vote of Security Holders

       a)     The 2000 Annual Meeting of Stockholders was held on May 2, 2000.

       c)     Matters voted upon at the meeting:

                                                                                             Broker
                                  Affirmative        Negative          Abstentions     Non-Votes
                                  -----------        --------          -----------     ---------
Approval of Amendment           132,365,830         9,610,665           891,848                 0
and Restatement of 1992
Stock Option Plan
(Proposal No. 2)

Ratification and                141,925,799           395,972           546,572                 0
Approval of Independent
Auditors (Proposal No. 3)

Stockholder Proposal              4,725,225       114,300,517         7,734,410        16,108,191
(Proposal No. 4)

Stockholder Proposal              4,324,139       113,306,121         9,129,893        16,108,190
(Proposal No. 5)

Stockholder Proposal              4,556,199       114,232,907         7,971,046        16,108,191
(Proposal No. 6)



                                      (13)

                                    UST Inc.
                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

       27.    Financial Data Schedule

       (b)    Reports on Form 8-K

       On February 18, 2000, Registrant filed a Current Report on Form 8-K which reported its Results of Operations for the fourth quarter and the year ended December 31, 1999 and its Capitalization and Other Financial Information.

       On March 30, 2000, Registrant filed a Current Report on Form 8-K which reported a $350 million jury award, subject to trebling, against Registrant in connection with an antitrust suit brought against it by one of its competitors. In addition, it was also reported that the Court had entered an order staying execution of the judgment and deferring any bonding relating to the stay until further briefing and review of post-trial motions.



                                      (14)

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UST Inc.
                                             ---------------
                                               (Registrant)

Date     May 12, 2000                        /s/ Robert T. D'Alessandro
                                             ------------------------------
                                             Robert T. D'Alessandro
                                             Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Principal Financial Officer)


                                      (15)