Form 10-Q
period 2000-06-30
UST INC
filed 2000-08-11
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended June 30, 2000


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


Number of Common shares ($.50 par value) outstanding at June 30, 2000      162,357,156

                                    UST Inc.

                                  (Registrant)


                                      INDEX


                                                                              Page No.
                                                                              --------
Part I      Financial Information:

   Item 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Statement of Financial Position -
                     June 30, 2000 and December 31, 1999                         2

                  Condensed Consolidated Statement of Earnings -
                     Three and six months ended June 30, 2000 and 1999           3

                  Condensed Consolidated Statement of Cash Flows -
                     Six months ended June 30, 2000 and 1999                     4

                  Notes to Condensed Consolidated Financial Statements           5

   Item 2.  Management's Discussion and Analysis of Operations and
                     Financial Condition                                        10


Part II     Other Information:

   Item 1.  Legal Proceedings                                                   14

   Item 6.  Exhibits and Reports on Form 8-K                                    14
                  10. Material Contracts
                  27. Financial Data Schedule

Signature                                                                       15


                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                            June 30,         December 31,
                                                                              2000               1999
                                                                           -----------       -----------
                                                                           (Unaudited)          (Note)
ASSETS
Current assets
  Cash and cash equivalents                                                $    43,003       $    74,989
  Accounts receivable                                                           75,697            64,349
  Inventories:
    Leaf tobacco                                                               202,872           189,414
    Products in process                                                        109,236           116,291
    Finished goods                                                              84,753            75,757
    Other materials and supplies                                                22,351            22,007
                                                                           -----------       -----------
                                                                               419,212           403,469
  Prepaid expenses and other current assets                                     27,978            26,709
  Deferred income taxes                                                          9,691            10,508
                                                                           -----------       -----------
                           Total current assets                                575,581           580,024
Property, plant and equipment, net                                             357,405           361,882
Other assets                                                                    83,135            73,742
                                                                           -----------       -----------
                           Total assets                                    $ 1,016,121       $ 1,015,648
                                                                           ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                          $        --       $    70,965
  Accounts payable and accrued expenses                                        104,388           144,678
  Income taxes                                                                  48,624            45,684
                                                                           -----------       -----------
                           Total current liabilities                           153,012           261,327
Long-term debt                                                                 540,000           411,000
Postretirement benefits other than pensions                                     81,213            80,547
Other liabilities                                                               63,327            61,970
Contingencies (see note)                                                          --                --
                                                                           -----------       -----------
                           Total liabilities                                   837,552           814,844
Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 204,178,756 shares in 2000
     and 208,936,586 shares in 1999                                            102,089           104,468
  Additional paid-in capital                                                   517,925           526,676
  Retained earnings                                                            800,755           861,816
  Accumulated other comprehensive loss                                         (11,936)          (12,277)
                                                                           -----------       -----------
                                                                             1,408,833         1,480,683
  Less treasury stock - 41,821,600 shares in 2000 and
    42,129,500 shares in 1999                                                1,230,264         1,279,879
                                                                           -----------       -----------

                           Total stockholders' equity                          178,569           200,804
                                                                           -----------       -----------
                           Total liabilities and stockholders' equity      $ 1,016,121       $ 1,015,648
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

See Notes to Condensed Consolidated Financial Statements.


                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 Three months ended            Six months ended
                                                      June 30,                    June 30,
                                               ----------------------      ----------------------
                                                2000           1999          2000          1999
                                               --------      --------      --------      --------

Net sales                                      $392,041      $378,100      $760,336      $728,185
Costs and expenses
  Cost of products sold                          70,245        63,168       137,220       124,454
  Excise taxes                                    8,596         6,589        16,992        12,321
  Selling, advertising and administrative       121,054       105,176       240,563       210,849
     Total costs and expenses                   199,895       174,933       394,775       347,624
Operating income                                192,146       203,167       365,561       380,561
                                               --------      --------      --------      --------
Interest, net                                     9,714         3,184        17,241         4,249
                                               --------      --------      --------      --------
Earnings before income taxes                    182,432       199,983       348,320       376,312
Income taxes                                     70,185        77,009       134,109       144,878
                                               --------      --------      --------      --------
Net earnings                                   $112,247      $122,974      $214,211      $231,434
                                               ========      ========      ========      ========


Net earnings per share
   Basic                                       $    .69      $    .70      $   1.31      $   1.30
   Diluted                                     $    .69      $    .70      $   1.31      $   1.30

Dividends per share                            $    .44      $    .42      $    .88      $    .84

Average number of shares
   Basic                                        162,238       175,357       163,600       177,548
   Diluted                                      162,277       176,113       163,700       178,369


See Notes to Condensed Consolidated Financial Statements.


                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                  Six months ended June 30,
                                                                                  -------------------------
                                                                                     2000            1999
                                                                                  ---------       ---------
OPERATING ACTIVITIES
Net cash provided by operating activities                                         $ 161,484       $ 184,850

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                          (28,349)        (19,959)
Dispositions of property, plant and equipment                                        13,631             657
                                                                                  ---------       ---------
Net cash used in investing activities                                               (14,718)        (19,302)
                                                                                  ---------       ---------

FINANCING ACTIVITIES
Proceeds from borrowings                                                            300,000         393,700
Repayment of borrowings                                                            (241,965)       (185,400)
Proceeds from the issuance of stock                                                   4,336           6,066
Dividends paid                                                                     (143,653)       (148,426)
Stock repurchased                                                                   (97,470)       (244,647)
                                                                                  ---------       ---------
Net cash used in financing activities                                              (178,752)       (178,707)
                                                                                  ---------       ---------

         Decrease in cash and cash equivalents                                      (31,986)        (13,159)

         Cash and cash equivalents at beginning of year                              74,989          33,210
                                                                                  ---------       ---------
         Cash and cash equivalents at end of period                               $  43,003       $  20,051
                                                                                  =========       =========



Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Income taxes                                                                   $ 131,440       $ 133,436

   Interest                                                                          11,326           5,353


See Notes to Condensed Consolidated Financial Statements.


                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1999.

CAPITAL STOCK

In 2000, Registrant repurchased 4.7 million shares costing $97.5 million. The repurchases were pursuant to Registrant's authorized program to repurchase its outstanding common stock up to a maximum of 20 million shares. As of June 30, 2000, 7.2 million shares were repurchased under this program. Registrant suspended its stock repurchase program at the end of the first quarter due to its antitrust litigation.

In May 2000, shareholders approved an amendment to Registrant's 1992 Stock Option Plan, authorizing an additional 5 million shares of its common stock to be reserved for issuance under the Plan. Accordingly, 5 million shares of Registrant's treasury shares were canceled for that purpose.

COMPREHENSIVE INCOME

Components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments and additional minimum pension liability adjustments. For the second quarter of 2000 and 1999, total comprehensive income, net of taxes, amounted to $112,567,000 and $127,351,000, respectively. For the first six months of 2000 and 1999 total comprehensive income, net of taxes, was $214,552,000 and $235,168,000, respectively.

NEW ACCOUNTING PRONOUNCEMENT

At its May 2000 meeting, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This consensus provides guidance for the recognition, measurement and classification of costs associated with sales incentives offered voluntarily by vendors without charge to customers. These new EITF rules apply to several of Registrant's incentives and, upon adoption, will require reclassification of expenses related to these incentives from selling, advertising an administrative expenses to a reduction in net sales. This reclassification will not affect operating income or net earnings. This consensus is effective for fiscal quarters beginning after July 20, 2000. Registrant is currently evaluating its application of the new rules, which it will adopt in the fourth quarter of 2000.


                                      (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER MATTERS

On June 20, 2000, Registrant signed, as part of its contingency planning to assure its continuing ability to contest the recent damage award entered in its antitrust litigation, a commitment letter with two financial institutions. Pursuant to this letter, these institutions have agreed to underwrite up to $1.25 billion of senior secured financing. Registrant had also entered into a commitment letter with sureties to post a bond. In light of the Court's recent ruling setting the bonding requirements at $500 million, Registrant intends to discuss with its lenders and sureties appropriate modifications to the foregoing arrangements and to take steps to post a bond in the most cost-effective manner.

In March 2000, Registrant issued $300 million aggregate principal amount of 8.8 percent fixed rate senior notes. These notes mature on March 15, 2005, with semiannual interest payments. Costs associated with the issuance of the notes have been capitalized and are being amortized over the term of the notes. Capitalized costs were immaterial.

EARNINGS PER SHARE
(In thousands, except per share amounts)

The following table presents the computation of basic and diluted earnings per share:

                                                      Three months ended           Six months ended
                                                            June 30,                    June 30,
                                                     ----------------------      ----------------------
                                                       2000          1999          2000          1999
                                                     --------      --------      --------      --------
Numerator:
   Net earnings                                      $112,247      $122,974      $214,211      $231,434
                                                     --------      --------      --------      --------
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                          162,238       175,357       163,600       177,548
   Dilutive effect of employee stock options               39           756           100           821
                                                     --------      --------      --------      --------
     Denominator for diluted earnings per share       162,277       176,113       163,700       178,369
                                                     ========      ========      ========      ========
Basic earnings per share                             $    .69      $    .70      $   1.31      $   1.30
Diluted earnings per share                           $    .69      $    .70      $   1.31      $   1.30


                                      (6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION
Registrant's reportable segments are Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant's international and cigar operations. Interim segment information is as follows:

                                         Three Months ended June 30,      Six Months ended June 30,
                                         ---------------------------      -------------------------
Net Sales to Unaffiliated Customers:        2000            1999            2000            1999
                                          ---------       ---------       ---------       ---------
     Tobacco                              $ 347,779       $ 334,692       $ 672,010       $ 645,859
     Wine                                    36,810          36,176          73,917          68,309
     All other                                7,452           7,232          14,409          14,017
                                          ---------       ---------       ---------       ---------
        Net sales                         $ 392,041       $ 378,100       $ 760,336       $ 728,185
                                          =========       =========       =========       =========

Operating Profit (Loss):
     Tobacco                              $ 196,742       $ 206,863       $ 376,382       $ 386,490
     Wine                                     1,159           2,215           3,636           4,297
     All other                               (1,767)         (2,512)         (3,794)         (3,945)
                                          ---------       ---------       ---------       ---------
     Operating profit                       196,134         206,566         376,224         386,842
     Corporate expenses                      (3,988)         (3,399)        (10,663)         (6,281)
     Interest, net                           (9,714)         (3,184)        (17,241)         (4,249)
                                          ---------       ---------       ---------       ---------
        Earnings before income taxes        182,432       $ 199,983       $ 348,320       $ 376,312
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


                                      (7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (continued)

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

Registrant has been named in an action in Florida by an individual plaintiff and his spouse seeking damages and other relief for personal injuries, including "cancer of the tongue," allegedly sustained by plaintiff as a result of his use of Registrant's smokeless tobacco products.

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

On March 28, 2000, a Kentucky jury rendered a verdict against Registrant, awarding $350 million in compensatory damages to Conwood Company, L.P., for its claims under federal antitrust laws that Registrant had engaged in exclusionary and anticompetitive conduct in the marketing and promotion of moist smokeless tobacco products. The verdict, when entered as a judgment, was subject to trebling under federal antitrust laws to $1.05 billion. Following the entering of the judgment, Registrant had filed motions with the court for judgment


                                      (8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

as a matter of law to overturn the verdict, for a new trial or reduced damages award, and to authorize a supersedeas bond at less than the full amount of the judgment. On August 10, 2000, the district court, in ruling on Registrant's post-trial motions, granted Registrant's request that the appeal bond be set substantially below the judgment amount; however, the court denied
Registrant's motions to vacate or reduce the judgment. Under the court's order, the bond requirement was set at $500 million. Registrant believes that the evidence presented at trial was insufficient to support the jury verdict and, as a result, believes that, while there can be no assurances, the judgment should ultimately be reversed on appeal. The Company is not presently able to reasonably estimate the amount of damages, if any, which may be ultimately imposed and, accordingly, no charge relating to the judgment is reflected in Registrant's financial statements. While Registrant believes that the judgment should ultimately be reversed, if the adverse judgment is sustained after all appeals, satisfaction of the judgment is likely to have a material adverse effect on Registrant's consolidated financial results for a particular year, but is not expected to have a material adverse effect on Registrant's consolidated financial position.

Registrant was also named in two purported class actions filed in state court in Tennessee and New Mexico on behalf of putative class members who were indirect purchasers of smokeless tobacco products manufactured by Registrant during the period April 1996 through March 28, 2000, alleging that Registrant has violated the antitrust laws, unfair or deceptive trade practices statutes and the common law of certain states. The plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 after trebling per putative class member, and certain other relief. The actions are similar in all material respects and are derived directly from the Conwood litigation and therefore will need to overcome the same issues raised by Registrant in its post-trial motions discussed above. Even if Conwood were ultimately to prevail on issues which Registrant will challenge on appeal, the plaintiffs in these two actions will still need to establish additional elements before liability can be imposed upon Registrant. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of these class actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for a particular reporting period in which resolved.

Registrant was also named in two actions, an individual action and a purported class action, filed in federal court in Washington D.C. by wholesalers/distributors of Registrant's smokeless tobacco products. Other than the fact that one purports to be a class action, the two actions are similar in all material respects, contain the same substantive allegations, and were brought by the same plaintiffs' counsel. Plaintiffs allege that Registrant engaged in conduct that violates the federal antitrust laws, including Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act, and that Registrant engaged in this conduct unilaterally and in concert with "its co-conspirators (including various retailers and distributors)". Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. These two actions are derived directly from the Conwood litigation and therefore will need to overcome the same issues raised by Registrant in its post-trial motions discussed above. Even if Conwood were ultimately to prevail on issues which Registrant will challenge on appeal, the plaintiffs in these two actions will still need to establish additional elements before liability can be imposed upon Registrant. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of these actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for a particular reporting period in which resolved.


                                      (9)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
Second quarter and six months of 2000 compared with the corresponding periods of 1999

CONSOLIDATED RESULTS

Consolidated net sales increased 3.7 percent to $392 million for the second quarter of 2000, while net sales for the first six months of 2000 increased 4.4 percent to $760.3 million. For the second quarter and first six months of 2000, operating income decreased by 5.4 percent to $192.1 million and 3.9 percent to $365.6 million, respectively, as compared to the related 1999 periods. In the second quarter of 2000, net earnings decreased 8.7 percent to $112.2 million, while basic and diluted earnings per share decreased 1.4 percent to $0.69 per share. For the six months ended June 30, 2000, net earnings declined by 7.4 percent to $214.2 million versus $231.4 million in the same period in 1999. Year-to-date basic and diluted earnings per share both increased 0.8 percent to $1.31 per share in 2000. The consolidated gross profit percentage decreased slightly for both periods primarily as a result of increased unit cost and product mix, partially offset by higher selling prices for our moist smokeless tobacco products. Corporate expenses for the second quarter of 2000 increased slightly from the corresponding 1999 period, while they increased more significantly for the six-month period primarily as a result of hedging losses related to the issuance of debt. Net interest expense increased significantly to $9.7 million and $17.2 million for the second quarter and first six months of 2000, respectively, compared to the equivalent 1999 periods, primarily due to higher average debt levels and interest rates on debt outstanding. Income taxes decreased in both 2000 periods, as a result of lower earnings before taxes compared to 1999. The effective tax rates for both periods remained level with the corresponding 1999 periods.

TOBACCO SEGMENT

Tobacco segment net sales increased 3.9 percent to $347.8 million for the second quarter of 2000, while they increased 4 percent to $672 million for the six-month period, accounting for 88.4 percent of year-to-date consolidated net sales. The increase for both periods was primarily attributable to higher selling prices for moist smokeless tobacco products as compared to the corresponding 1999 periods. Smokeless tobacco net unit volume increased 2.4 percent to 167.7 million cans and 2.2 percent to 320.2 million cans for the second quarter and six-month period, respectively. Unit volume results for moist smokeless tobacco products included non-premium products' contribution of an additional 5.9 million cans and 10.2 million cans to the second quarter and six-month period of 2000, respectively, while unit volume for premium products declined slightly in both periods compared to the corresponding 1999 periods. Registrant believes that the recent conversion from 1.0 oz. to 1.2 oz. of tobacco per can of Skoal Long Cut products adversely affected premium products' unit volume comparisons between 2000 and 1999.


                                      (10)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Costs of products sold increased 21.1 percent and 16.6 percent in the second quarter and first six months of 2000, respectively, primarily as a result of increased federal excise taxes and higher leaf tobacco costs associated with the increased can weight for Skoal Long Cut products, as well as increased LIFO inventory expense. Tobacco segment gross profit increased 1.3 percent for the second quarter and 2 percent for the six-month period, as compared to the similar 1999 periods. The gross profit percentage for both 2000 periods decreased slightly versus the corresponding 1999 periods primarily as a result of the aforementioned unfavorable increases in costs of products sold.

Selling and advertising expenses increased significantly in both 2000 periods, primarily as a result of higher planned spending on promotional activities at retail in an effort to increase category growth. Indirect selling expenses also rose in both periods, primarily as a result of higher costs associated with sales personnel training along with increased salaries and related costs attributable to additional sales support personnel in the salesforce. Tobacco segment administrative expenses decreased slightly in the second quarter primarily as a result of lower legal spending and tobacco settlement-related charges, partially offset by the bonding cost incurred for the Conwood litigation. For the six month period, administrative expenses increased primarily as a result of the Conwood bonding cost.

Operating profit for the Tobacco segment decreased 4.9 percent to $196.7 million and 2.6 percent to $376.4 million for the second quarter and first six months of 2000, respectively.

WINE SEGMENT

Wine segment net sales increased 1.8 percent to $36.8 million and 8.2 percent to $73.9 million for the quarter and six months ended June 30, 2000, respectively, accounting for 9.7 percent of consolidated net sales for the six month period. Sales volume increases of 2 percent and 6.5 percent on premium wine cases for the quarter and six-month periods, respectively, were the primary sources of the increased net sales in both periods. The premium case volume growth for the quarter and year-to-date periods was attributable to the Chateau Ste. Michelle and Villa Mt. Eden brands, partially offset by the decreased volume of the Columbia Crest brand. Registrant's two leading brands of premium wine, Chateau Ste. Michelle and Columbia Crest accounted for 81 percent of Registrant's total premium wine sales in 2000.

Wine unit costs were relatively level for the second quarter, while increasing for the first six months of 2000 compared to the corresponding 1999 periods. The increase in the six-month period is primarily a result of higher premium case sales. Gross profit for the Wine segment increased 6.7 percent to $14.4 million and 10.7 percent to $29.6 million for the second quarter and six-month periods, respectively, primarily as a result of increased premium case unit volume. The Wine segment gross profit percentage increased slightly for both 2000 periods compared to the similar 1999 periods.


                                      (11)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Selling and advertising expenses for both 2000 periods increased significantly primarily as a result of higher spending for point of sale and media advertising. Indirect selling, administrative and other expenses were also higher in both 2000 periods primarily due to continued infrastructure spending to meet current and expected growth, and costs incurred for the Guenoc acquisition, which has since been discontinued.

For the second quarter of 2000, operating profit for the Wine segment decreased
47.7 percent to $1.2 million, while for the first six months of 2000, segment operating profit declined 15.4 percent to $3.6 million, as compared to the corresponding 1999 periods.

ALL OTHER OPERATIONS

Net sales for all other operations for both the second quarter and first six months of 2000 increased slightly from corresponding 1999 levels, to $7.5 million and $14.4 million, respectively. Overall, all other operations recorded operating losses of $1.8 million and $3.8 million for the second quarter and first six months of 2000, respectively, compared to operating losses of $2.5 million and $3.9 million for the similar 1999 periods.

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 1999

Net cash provided by operating activities decreased to $161.5 million as compared with $184.9 million for the corresponding 1999 period. The principal basis for this decline was lower net earnings. The primary sources of cash from operations were net earnings generated by the Tobacco segment, while the primary uses of cash in operations were decreased accounts payable and accrued expenses as well as seasonal purchases of leaf tobacco for use in moist smokeless tobacco products. Registrant estimates that 2000 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will approximate amounts expended in 1999.

Net cash used in investing activities was $14.7 million in 2000 versus $19.3 million in 1999. Expenditures in both years relate to purchases of property plant and equipment, while 2000 also includes the offsetting effect of the disposition of an office building.

Net cash used in financing activities was $178.8 million, remaining level compared to the corresponding 1999 period, as the decrease in net proceeds from borrowings was almost fully offset by the decrease in funds used to repurchase common stock. Registrant expended $97.5 million during 2000 for its stock repurchase program, versus $244.6 million in 1999. This program has been suspended since the end of the first quarter of 2000, due to Registrant's antitrust litigation.


                                      (12)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

On June 20, 2000, Registrant signed a $1.25 billion commitment letter with several financial institutions in connection with the contingency planning for bonding requirements associated with the damage award entered in the antitrust litigation. Registrant's cash requirements for the remainder of 2000 for its capital program may be affected by the post-trial rulings associated with this antitrust litigation. Additional borrowings and internally generated funds will be utilized to meet Registrant's cash requirements over this period.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2000, Registrant issued $300 million aggregate principal amount of 8.8 percent fixed rate senior notes, which mature on March 15, 2005. Upon this issuance, Registrant settled its treasury lock interest agreements used to hedge the exposure to interest rate fluctuations. There were no other material changes in market risk since December 31, 1999.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1999 Form 10-K, and Forms 8-K, dated March 30, 2000 and June 22, 2000, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.


                                      (13)

                                    UST Inc.
                           PART II - OTHER INFORMATION



Item 1.           Legal Proceedings
                  On June 23, 2000, Registrant was served with a Summons and Amended Complaint in an action entitled Michael L. McMullin, et al. v. UST Inc., et al. (Case No.: 00-02790-CA), Circuit Court, Fourth Judicial Circuit, Duval County, Florida. This action was brought by an individual plaintiff and his spouse against Registrant and two local retailers and seeks compensatory damages and other relief in excess of $15,000 for "cancer of the tongue, permanent cellular damages, genetic changes in the tongue, mouth, and other cells, and other injuries" allegedly sustained by Plaintiff as a result of his use of Registrant's smokeless tobacco products. Registrant intends to defend this action vigorously.

                  In Conwood Company, L.P. and Conwood Sales Company, L.P. v. United States Tobacco Company, United States Tobacco Sales and Marketing Company Inc., United States Manufacturing Company Inc. and UST Inc. (Case No. 5:98CV-108-R), United States District Court, Western District of Kentucky, Paducah Division, on August 10, 2000, the district court, in ruling on Registrant's post-trial motions, granted Registrant's request that the appeal bond be set substantially below the judgment amount. Under the court's order, the bond requirement was set at $500 million. The court, however, denied Registrant's motions to vacate or reduce the judgment. Also, in response to Plaintiffs' motion for a permanent injunction, the court has granted certain injunctive relief which will not become effective until September 1, 2000, prior to which Registrant will seek a further stay during the pendency of any appeal. Registrant will promptly appeal the district court's decision to the United States Court of Appeals for the Sixth Circuit.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  10. Employment Agreement dated as of June 27, 2000 for Robert E. Barrett, a former Executive Officer.

                  27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On June 22, 2000, Registrant filed a Current Report on Form 8-K which reported Registrant's entering into commitment arrangements for financing to satisfy any bonding requirements that may be imposed by the court in the pending antitrust litigation involving Registrant's smokeless tobacco subsidiary.


                                      (14)

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                       UST Inc.
                                                     (Registrant)





Date August 11, 2000                         /s/ Robert T. D'Alessandro
     ---------------                         ----------------------------------
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