Form 10-Q
period 2000-09-30
UST INC
filed 2000-11-09
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended              September 30, 2000
                                    -------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    ----------------

         Commission File Number 0-17506
                                -------

                                    UST Inc.
         -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                            06-1193986
         -------------------------------              ----------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)

         100 West Putnam Avenue, Greenwich, CT                06830
         -------------------------------------             -----------
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code:  (203) 661-1100
                                                              --------------

                                      NONE
         -----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

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

Number of Common shares ($.50 par value) outstanding at September 30, 2000
      162,904,016

                                    UST Inc.

                                  (Registrant)


                                      INDEX


                                                                                           Page No.
Part I.    Financial Information:

   Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Statement of Financial Position -
                September 30, 2000 and December 31, 1999                                          2

              Condensed Consolidated Statement of Earnings -
                   Three and nine months ended September 30, 2000 and 1999                        3

              Condensed Consolidated Statement of Cash Flows -
                   Nine months ended September 30, 2000 and 1999                                  4

              Notes to Condensed Consolidated Financial Statements                                5

   Item 2.    Management's Discussion and Analysis of Operations and
                Financial Condition                                                              11


Part II.      Other Information:

   Item 1.    Legal Proceedings                                                                  15

   Item 6.    Exhibits and Reports on Form 8-K                                                   16
              27. Financial Data Schedule

Signature                                                                                        17

                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                          September 30,      December 31,
                                                                               2000              1999
                                                                           (Unaudited)          (Note)
ASSETS
Current assets
   Cash and cash equivalents                                               $   178,102       $    74,989
   Accounts receivable                                                          75,210            64,349
   Inventories:
    Leaf tobacco                                                               186,344           189,414
    Products in process                                                        115,287           116,291
    Finished goods                                                              94,795            75,757
    Other materials and supplies                                                22,371            22,007
                                                                           -----------       -----------
                                                                               418,797           403,469
  Prepaid expenses and other current assets                                     26,930            26,709
  Deferred income taxes                                                          9,972            10,508
                                                                           -----------       -----------
                           Total current assets                                709,011           580,024

Property, plant and equipment, net                                             362,343           361,882
Other assets                                                                    84,732            73,742
                                                                           -----------       -----------
                           Total assets                                    $ 1,156,086       $ 1,015,648
                                                                           ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term debt                                                         $        --       $    70,965
   Accounts payable and accrued expenses                                       130,178           144,678
   Income taxes                                                                112,971            45,684
                                                                           -----------       -----------
                           Total current liabilities                           243,149           261,327
Long-term debt                                                                 540,000           411,000
Postretirement benefits other than pensions                                     81,379            80,547
Other liabilities                                                               64,303            61,970
Contingencies (see note)                                                            --                --
                                                                           -----------       -----------
                           Total liabilities                                   928,831           814,844

Stockholders' equity
   Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;
     issued 204,725,616 shares in 2000
     and 208,936,586 shares in 1999                                            102,363           104,468
   Additional paid-in capital                                                  525,711           526,676
   Retained earnings                                                           841,576           861,816
   Accumulated other comprehensive loss                                        (12,131)          (12,277)
                                                                           -----------       -----------
                                                                             1,457,519         1,480,683
 Less cost of shares in treasury - 41,821,600 shares in 2000
   and 42,129,500 in 1999                                                    1,230,264         1,279,879
                                                                           -----------       -----------
Total stockholders' equity                                                     227,255           200,804
                                                                           -----------       -----------
                           Total liabilities and stockholders' equity      $ 1,156,086       $ 1,015,648
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

See Notes to Condensed Consolidated Financial Statements.

                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                   Three months ended              Nine months ended
                                                      September 30,                   September 30,
                                                      -------------                   -------------
                                                  2000            1999            2000            1999
                                                  ----            ----            ----            ----
Net sales                                      $  389,862      $  383,367      $1,150,198      $1,111,552
Costs and expenses
  Cost of products sold                            74,302          67,487         211,522         191,942
  Excise taxes                                      8,871           7,318          25,863          19,638
  Selling, advertising and administrative         115,603         109,712         356,166         320,561
                                               ----------      ----------      ----------      ----------
   Total costs and expenses                       198,776         184,517         593,551         532,141
                                               ----------      ----------      ----------      ----------
Operating income                                  191,086         198,850         556,647         579,411
Interest, net                                       8,186           4,030          25,427           8,279
                                               ----------      ----------      ----------      ----------
Earnings before income taxes                      182,900         194,820         531,220         571,132
Income taxes                                       70,402          75,003         204,511         219,881
                                               ----------      ----------      ----------      ----------
Net earnings                                   $  112,498      $  119,817      $  326,709      $  351,251
                                               ==========      ==========      ==========      ==========


Net earnings per share
   Basic                                       $      .69      $      .69      $     2.00      $     1.99
   Diluted                                     $      .69      $      .69      $     2.00      $     1.98

Dividends per share                            $      .44      $      .42      $     1.32      $     1.26

Average number of shares
   Basic                                          162,624         173,386         163,272         176,145
   Diluted                                        162,966         174,345         163,453         177,012


See Notes to Condensed Consolidated Financial Statements.

                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                                     2000            1999
                                                                                     ----            ----
OPERATING ACTIVITIES
Net cash provided by operating activities                                         $ 375,436       $ 342,167

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                          (43,000)        (36,204)
Dispositions of property, plant and equipment                                        14,225           1,544
                                                                                  ---------       ---------
Net cash used in investing activities                                               (28,775)        (34,660)

FINANCING ACTIVITIES
Proceeds from borrowings                                                            300,000         416,900
Repayment of borrowings                                                            (241,965)       (185,400)
Proceeds from the issuance of stock                                                  11,218           9,816
Dividends paid                                                                     (215,331)       (221,195)
Stock repurchased                                                                   (97,470)       (347,873)
                                                                                  ---------       ---------
Net cash used in financing activities                                              (243,548)       (327,752)
                                                                                  ---------       ---------
         Increase (decrease) in cash and cash equivalents                           103,113         (20,245)

         Cash and cash equivalents at beginning of year                              74,989          33,210
                                                                                  ---------       ---------
         Cash and cash equivalents at end of period                               $ 178,102       $  12,965
                                                                                  =========       =========



Supplemental disclosure of cash flow information

   Cash paid during the period for:
   Income taxes                                                                   $ 137,528       $ 217,504

   Interest                                                                          25,186           3,978



See Notes to Condensed Consolidated Financial Statements.

                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 1999.

Certain 1999 amounts reported on the Consolidated Statement of Cash Flows have been reclassified to conform to the 2000 presentation as required by Emerging Issues Task Force (EITF) Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option."

CAPITAL STOCK

In 2000, Registrant repurchased 4.7 million shares costing $97.5 million. The repurchases were pursuant to Registrant's authorized program to repurchase its outstanding common stock up to a maximum of 20 million shares. As of September 30, 2000, 7.2 million shares were repurchased under this program. Registrant suspended its stock repurchase program at the end of the first quarter due to its antitrust litigation.

COMPREHENSIVE INCOME

Components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments and additional minimum pension liability adjustments. For the third quarter of 2000 and 1999, total comprehensive income, net of taxes, amounted to $112,303,000 and $119,844,000, respectively. For the first nine months of 2000 and 1999 total comprehensive income, net of taxes, was $326,855,000 and $355,012,000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." The income statement reclassifications required by this new rule will not affect Registrant's operating income or net earnings. Additionally, at their September meeting, the EITF further discussed sales incentive-related issues in Issue No. 00-25, "Accounting for Consideration from a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," however no consensus was reached. A final decision on this issue could modify and/or expand selected conclusions reached in Issue No. 00-14. Registrant is currently evaluating its application of these new rules, which it plans to adopt in the fourth quarter of 2000, barring any additional revisions to the EITF's adoption provisions.

                                      (5)

                                    UST Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, effective January 1, 2001, Registrant will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all companies to recognize derivatives at fair value on the balance sheet as assets or liabilities. Registrant does not anticipate that this adoption will have a material impact on its consolidated results of operations, financial position or cash flows.

OTHER MATTERS

On October 10, 2000, Registrant deposited $330 million and a letter of credit in the amount of $170 million with the U.S. District Court (the "District Court") in connection with the bonding requirements imposed by the District Court for the antitrust litigation involving its smokeless tobacco subsidiary.

In conjunction with the posting of the bond, Registrant entered into a new senior secured $1 billion financing agreement (the "New Credit Facility") comprised of a (1) $300 million 364-day revolving credit facility, (2) a $370 million three-year term loan facility (which includes a $170 million letter of credit commitment) and (3) a four and one-half year $330 million term loan facility (which was drawn down and used to make the October 10, 2000 deposit with the District Court). The New Credit Facility, which replaces the existing facility, is secured by a first priority perfected lien and security interest in Registrant's cash and cash equivalents, investments, accounts receivable, tax claims and inventory.

The New Credit Facility requires, among other things, that additional cash deposits be made with the District Court to reduce the principal amount of the letter of credit and, once the principal amount of the letter of credit is reduced to zero, for cash deposits to be made from time to time into a collateral account to be established by the lenders.

Provisions of the New Credit Facility require the maintenance of certain financial ratios, and include restrictions on yearly capital expenditures and other transactions, as defined in the agreement. Terms of the credit facility also permit Registrant to increase cash dividends by up to 5 percent annually.

Registrant expects to incur net annual costs of approximately $12 million, which includes annual commitment fees and amortization of debt costs, so long as it is required to maintain the security with the District Court. Actual costs will depend upon, among other things, Registrant's debt rating in effect from time to time. Approximately $17 million of debt costs were capitalized in the fourth quarter of 2000 and will be amortized over the life of the New Credit Facility. Registrant anticipates that if it ultimately prevails on appeal, some or all of the costs associated with the bonding requirement could be recoverable from the plaintiff.

In March 2000, Registrant issued $300 million aggregate principal amount of 8.8 percent fixed rate senior notes. These notes mature on March 15, 2005, with semiannual interest payments. Costs associated with the issuance of the notes have been capitalized and are being amortized over the term of the notes. Capitalized costs were immaterial.

                                      (6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE
(In thousands, except per share amounts)

The following table presents the computation of basic and diluted earnings per share:

                                                       Three months ended          Nine months ended
                                                         September  30,              September 30,
                                                         ---------  ---              -------------
                                                       2000          1999          2000          1999
                                                       ----          ----          ----          ----
Numerator:
   Net earnings                                      $112,498      $119,817      $326,709      $351,251
                                                     --------      --------      --------      --------
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                          162,624       173,386       163,272       176,145
   Dilutive effect of employee stock options              342           959           181           867
                                                     --------      --------      --------      --------
     Denominator for diluted earnings per share       162,966       174,345       163,453       177,012
                                                     ========      ========      ========      ========
Basic earnings per share                             $    .69      $    .69      $   2.00      $   1.99
Diluted earnings per share                           $    .69      $    .69      $   2.00      $   1.98

SEGMENT INFORMATION

Registrant's reportable segments are Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant's international and cigar operations. Interim segment information is as follows:

                                               Three Months ended                  Nine Months ended
                                                  September 30,                       September 30,
                                                  -------------                       -------------
Net Sales to Unaffiliated Customers:         2000              1999              2000              1999
                                             ----              ----              ----              ----
     Tobacco                             $   335,106       $   330,297       $ 1,007,116       $   976,156
     Wine                                     46,939            45,605           120,856           113,914
     All other                                 7,817             7,465            22,226            21,482
                                         -----------       -----------       -----------       -----------
       Net sales                         $   389,862       $   383,367       $ 1,150,198       $ 1,111,552
                                         ===========       ===========       ===========       ===========

Operating Profit (Loss):
     Tobacco                             $   190,530       $   196,925       $   566,912       $   583,415
     Wine                                      6,115             5,906             9,751            10,203
     All other                                (2,170)           (2,164)           (5,964)           (6,109)
                                         -----------       -----------       -----------       -----------
     Operating profit                        194,475           200,667           570,699           587,509
     Corporate expenses                       (3,389)           (1,817)          (14,052)           (8,098)
     Interest, net                            (8,186)           (4,030)          (25,427)           (8,279)
                                         -----------       -----------       -----------       -----------
       Earnings before income taxes      $   182,900       $   194,820       $   531,220       $   571,132
                                         ===========       ===========       ===========       ===========

Registrant's identifiable assets did not change significantly from amounts appearing in the December 31, 1999 Consolidated Segment Information except corporate assets which increased due to the accumulation of cash. (See Form 10-K for the year then ended).

                                      (7)

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

Registrant is also named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are six individuals alleging use of Registrant's smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products; five of the six individuals also allege the use of other tobacco products.

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

                                      (8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

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

On September 11, 2000, Registrant filed its notice of appeal to the United States Court of Appeals for the Sixth Circuit from the final and interlocutory orders entered by the District Court in connection with the Conwood litigation. On October 10, 2000, Registrant satisfied the $500 million bonding requirement imposed by the District Court. Registrant believes that the evidence presented at trial was insufficient to support the jury verdict and, as a result, believes that, while there can be no assurances, the judgment should ultimately be reversed on appeal. Registrant is not presently able to reasonably estimate the amount of damages, if any, which may be ultimately imposed and, accordingly, no charge relating to the judgment is reflected in Registrant's financial statements. While Registrant believes that the judgment should ultimately be reversed, if the adverse judgment is sustained after all appeals, satisfaction of the judgment is likely to have a material adverse effect on Registrant's consolidated financial results for a particular year, but is not expected to have a material adverse effect on Registrant's consolidated financial position.

Registrant was also named in two purported class actions filed in state court in Tennessee and New Mexico on behalf of putative class members who were indirect purchasers of smokeless tobacco products manufactured by Registrant during the period April 1996 through March 28, 2000, alleging that Registrant has violated the antitrust laws, unfair or deceptive trade practices statutes and the common law of certain states. The plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 after trebling per putative class member, and certain other relief. The actions are similar in all material respects and are derived directly from the Conwood litigation and therefore will need to overcome the same issues raised by Registrant in its post-trial motions discussed above. Even if Conwood were ultimately to prevail on issues which Registrant will challenge on appeal, the plaintiffs in these two actions will still need to establish additional elements before liability can be imposed upon Registrant. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of these purported class actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for a particular reporting period in which resolved.
                                      (9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

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

                                      (10)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
Third quarter and nine months of 2000 compared with the corresponding periods of 1999

CONSOLIDATED RESULTS

Consolidated net sales increased 1.7 percent and 3.5 percent to $389.9 million and $1,150.2 million for the third quarter and first nine months of 2000, respectively. Operating income decreased 3.9 percent for both 2000 periods to $191.1 million for the third quarter and $556.6 million for the first nine months, as compared to the corresponding 1999 periods. In the third quarter of 2000, net earnings decreased 6.1 percent to $112.5 million, while basic and diluted earnings per share remained level at $0.69 per share. For the nine months ended September 30, 2000, net earnings decreased 7 percent from the corresponding 1999 period to $326.7 million. Both basic and diluted earnings per share were $2.00 for the first nine months of 2000, an increase of 0.5 percent for basic and 1 percent for diluted earnings per share compared to the first nine months of 1999. The consolidated gross profit percentage decreased slightly for both 2000 periods. Higher selling prices for moist smokeless tobacco products were more than offset by increased unit costs and changes in product mix. Corporate expenses increased significantly, primarily due to higher professional fees in both periods and hedging losses recognized for the March 2000 debt issuance in the nine-month period. Net interest expense increased significantly to $8.2 million and $25.4 million for the third quarter and first nine months of 2000, respectively, as higher average debt levels at higher interest rates were partially offset by increased income generated from accumulated cash. Income taxes decreased for both 2000 periods versus the corresponding 1999 periods, due to lower earnings before taxes. The effective tax rates for both periods were level with the similar 1999 periods.

TOBACCO SEGMENT

Tobacco segment net sales increased 1.5 percent to $335.1 million and 3.2 percent to $1,007.1 million for the third quarter and first nine months of 2000, respectively, accounting for 87.6 percent of year-to-date consolidated net sales. The net sales increase for both 2000 periods included higher selling prices for all moist smokeless tobacco products, higher unit volume for price-value products and lower unit volume for premium products. Net unit volume for moist smokeless tobacco products decreased 2.9 percent to 157.1 million cans for the third quarter, while increasing 0.5 percent to 477.3 million cans for the first nine months of 2000. Price-value products contributed an additional
4.3 million cans and 14.6 million cans to the third quarter and nine-month periods of 2000, respectively. The value conversion from 1.0 oz. to 1.2 oz. for Registrant's Skoal Long Cut products continued to have an adverse effect on premium products' unit volume comparisons between 2000 and 1999 periods.

                                      (11)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Costs of products sold increased 17.1 percent and 16.8 percent in the third quarter and first nine months of 2000, respectively, primarily due to increased federal excise taxes, higher costs for leaf tobacco primarily as a result of the value conversion of Registrant's Skoal Long Cut products and increased LIFO inventory expense. Tobacco segment gross profit remained stable for both 2000 periods as compared to the corresponding 1999 periods. The gross profit percentage for both 2000 periods decreased slightly versus the corresponding 1999 periods primarily as a result of the aforementioned unfavorable factors in costs of products sold.

Selling and advertising expenses increased significantly for both the third quarter and nine-month periods, due to continued higher planned spending on retail promotional activities to stimulate category growth. Indirect selling expenses also increased for both 2000 periods due to costs associated with the field salesforce primarily related to travel, training and salaries and related costs. Administrative expenses for the Tobacco segment remained stable in the third quarter primarily as a result of lower legal spending, offset by increased tobacco settlement-related charges. For the first nine months of 2000, administrative expenses increased predominantly as result of the Conwood bonding cost and higher tobacco settlement-related charges, partially offset by lower legal spending.

Tobacco segment operating profit for the third quarter and first nine months of 2000 decreased 3.2 percent to $190.5 million and 2.8 percent to $566.9 million, respectively.


WINE SEGMENT

Wine segment net sales increased 2.9 percent to $46.9 million and 6.1 percent to $120.9 million for the third quarter and first nine months of 2000, respectively, accounting for 10.5 percent of consolidated net sales for the nine-month period. Premium case volume was level for the third quarter, as increased volume for the Chateau Ste. Michelle and Columbia Crest brands approximated the decline in the Domaine Ste. Michelle brand. Premium case volume increased 4.1 percent for the nine month period, primarily as a result of the Chateau Ste. Michelle and Villa Mt. Eden brands, partially offset by a decline in the Domaine Ste. Michelle brand. Registrant's two leading brands of premium wine, Chateau Ste. Michelle and Columbia Crest, accounted for 80.1 percent of total premium wine case sales in 2000.

Cost of products sold increased slightly for the third quarter and first nine months of 2000, respectively. The increase for the third quarter was primarily a result of slightly higher wine unit costs, while for the first nine months the increase was primarily a function of higher premium case sales. Gross profit for the Wine segment increased 4.1 percent to $18 million and 8.1 percent to $47.6 million for the third quarter and first nine months of 2000, respectively, primarily as a result of higher selling prices and improved product mix for both periods and higher premium case unit volume for the nine month period. The Wine segment gross profit percentage increased slightly for both 2000 periods compared to the corresponding 1999 periods.

                                      (12)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Selling and advertising expenses for the third quarter were relatively level with those of the corresponding 1999 period, whereas they increased slightly for the nine month period, primarily as a result of increased spending on sales literature and media advertising. Indirect selling, administrative and other expenses were higher for both 2000 periods, principally due to higher salaries and related costs and other spending to meet current and expected growth. The nine-month period of 2000 also included costs incurred for a cancelled acquisition.

Operating profit for the third quarter increased 3.5 percent to $6.1 million, while for the first nine months of 2000, Wine segment operating profit declined
4.4 percent to $9.8 million, compared to the similar 1999 periods.

ALL OTHER OPERATIONS

Net sales for all other operations increased 4.7 percent to $7.8 million and 3.5 percent to $22.2 million for the third quarter and first nine months of 2000, respectively, compared to the corresponding 1999 periods. All other operations for the third quarter and nine-month periods reported operating losses of $2.2 million and $6 million, respectively, which approximated 1999 levels.

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 1999

Net cash provided by operating activities increased to $375.4 million from $342.2 million for the corresponding 1999 period. The primary origin of the increase was increased income taxes payable, partially offset by lower net earnings. The major source of cash from operations was net earnings generated by the Tobacco segment, while the most significant uses of cash in operations were purchases of leaf tobacco for use in Registrant's moist smokeless tobacco products along with decreased accounts payable and accrued expenses and increased accounts receivable. Registrant estimates that 2000 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will approximate amounts expended in 1999.

Net cash used in investing activities was $28.8 million in 2000 compared to $34.7 million in 1999. Expenditures for both years were for the acquisition of property, plant and equipment, while 2000 included the offsetting effect of the disposition of an office building and related fixed assets.

Net cash used in financing activities for 2000 was $243.5 million, a decrease from $327.8 million in 1999. This decrease was primarily due to lower expenditures for the repurchase of common stock, partially offset by a decrease in net borrowings. Registrant expended $97.5 million during 2000 for its stock repurchase program, compared to $347.9 million in 1999. This program has been suspended since the end of the first quarter of 2000, due to Registrant's antitrust litigation.

                                      (13)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

On October 10, 2000, Registrant entered into a new senior secured $1 billion financing arrangement with various financial institutions in connection with the posting of the bond for the antitrust litigation (see Notes to Condensed Consolidated Financial Statements). Registrant's cash requirements for the remainder of 2000 are for dividends, capital expenditures and deposits with the District Court. Additional borrowings under the new credit facilities and internally generated funds will be the primary means of meeting cash requirements over this period.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In March 2000, Registrant issued $300 million aggregate principal amount of 8.8 percent fixed rate senior notes, which mature on March 15, 2005. Upon this issuance, Registrant settled its treasury lock interest agreements used to hedge the exposure of interest rate fluctuations. There were no other material changes in market risk since December 31, 1999.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 1999 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.

                                      (14)

                                    UST Inc.
                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  On September 14, 2000, Registrant was served with a Summons and Consolidated Complaint in an action entitled Hobert Kennedy, et al. v. Philip Morris Incorporated, et al. (No. 00-C-644), Circuit Court of Ohio County, West Virginia. This action was brought by an individual plaintiff and his spouse against cigarette manufacturers, smokeless tobacco manufacturers, including Registrant, cigar manufacturers and others for mouth cancer and other injuries allegedly sustained as a result of his use of various tobacco products, including one of Registrant's smokeless tobacco products. The Consolidated Complaint seeks unspecified compensatory and punitive damages and other relief.

                  On September 14, 2000, Registrant was served with a Summons and Consolidated Complaint in an action entitled Sherman Mullins, et al v. Phillip Morris Incorporated, et al. (No. 00-C-735), Circuit Court of Ohio County, West Virginia. This action was brought by an individual plaintiff and his spouse against cigarette manufacturers, smokeless tobacco manufacturers, including Registrant, cigar manufacturers and others for "pre-cancerous spots on gums, gum loss and lesions" allegedly sustained as a result of his use of one of Registrant's smokeless tobacco products. The Consolidated Complaint seeks unspecified compensatory and punitive damages and other relief.

                  On September 14, 2000, Registrant was served with a Summons and Consolidated Complaint in an action entitled Marvin E. Robe v. Philip Morris Incorporated, et al. (No. 00-C-781), Circuit Court of Ohio County, West Virginia. This action was brought by an individual plaintiff against cigarette manufacturers, smokeless tobacco manufacturers, including Registrant, cigar manufacturers and others for mouth cancer and other injuries allegedly sustained as a result of his use of various tobacco products, including one of Registrant's smokeless tobacco products. The Consolidated Complaint seeks unspecified compensatory and punitive damages and other relief.

                  In Robert Murphy v. The American Tobacco Company, et al., (No. CV-S-98-00021-PMP(RJJ)), United States District Court, District of Nevada, on August 25, 2000, the court entered a Stipulation and Order dismissing this action without prejudice.

                                      (15)

                                    UST Inc.
                     PART II - OTHER INFORMATION (continued)

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  27.      Financial Data Schedule

                  (b)      Reports on Form 8-K

                           On July 11, 2000, Registrant filed a Current Report on Form 8-K, which reported two wholesaler actions brought against Registrant in connection with the Conwood litigation.

                           On August 14, 2000, Registrant filed a Current Report on Form 8-K, which reported the reduction by the District Court of Registrant's bond requirement in connection with the Conwood litigation.

                           On September 8, 2000, Registrant filed a Current Report on Form 8-K, which reported new commitment arrangements obtained by Registrant for its bond financing in connection with the Conwood litigation.

                                      (16)

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    UST Inc.
                                                 (Registrant)





Date November 9, 2000                 /s/ Robert T. D'Alessandro
     ----------------                 ------------------------------------
                                      Robert T. D'Alessandro
                                      Senior Vice President and
                                        Chief Financial Officer
                                      (Principal Accounting Officer and
                                      Principal Financial Officer)


                                      (17)