Form 10-K405
period 2000-12-31
UST INC
filed 2001-03-09
CIK 811669

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    AS OF FEBRUARY 1, 2001, THE AGGREGATE MARKET VALUE OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, HELD BY NON-AFFILIATES OF REGISTRANT (WHICH FOR THIS PURPOSE DOES NOT INCLUDE DIRECTORS OR OFFICERS) WAS $4,263,057,677.

    AS OF FEBRUARY 1, 2001, THERE WERE 162,926,836 SHARES OF REGISTRANT'S COMMON STOCK, $.50 PAR VALUE, OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     CERTAIN SECTIONS OF UST ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 AND FILED AS AN EXHIBIT AS REQUIRED BY
     ITEM 601(b)(13) OF REGULATION S-K.........................PARTS I & II

    CERTAIN PAGES OF UST 2001 NOTICE OF ANNUAL MEETING AND PROXY
    STATEMENT.......................................................PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     UST Inc. was formed on December 23, 1986 as a Delaware corporation. Pursuant to a reorganization approved by stockholders at the 1987 Annual Meeting, United States Tobacco Company became a wholly owned subsidiary of UST Inc. on May 5, 1987. Effective January 1, 2001, United States Tobacco Company changed its name to U.S. Smokeless Tobacco Company. UST Inc., through its subsidiaries (collectively "Registrant" unless the context otherwise requires), is engaged in manufacturing and marketing consumer products in the following operating segments:

          SMOKELESS TOBACCO PRODUCTS: Registrant's primary activities are manufacturing and marketing smokeless tobacco (snuff and chewing tobacco).

          WINE: Registrant produces and markets premium varietal and blended wines.

          ALL OTHER OPERATIONS: Registrant's international operation which markets moist smokeless tobacco and its cigar operation which manufactures and markets premium cigars are included in all other operations.

OPERATING SEGMENT DATA

     Registrant hereby incorporates by reference the Consolidated Segment Information pertaining to the years 1998 through 2000 set forth on page 23 of its Annual Report to stockholders for the fiscal year ended December 31, 2000 ("Annual Report"), which page is included in Exhibit 13.

                           SMOKELESS TOBACCO PRODUCTS

PRINCIPAL PRODUCTS

     Registrant's principal smokeless tobacco products and brand names are as follows:

          Moist -- COPENHAGEN, SKOAL LONG CUT, SKOAL, COPENHAGEN LONG CUT, RED
                   SEAL, SKOAL BANDITS, ROOSTER

          Dry -- BRUTON, CC, RED SEAL

     It has been claimed that the use of tobacco products, including smokeless tobacco, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission. A federal excise tax was imposed in 1986, which was increased in 1991, 1993, 1997 and 2000 and is scheduled to increase in 2002. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 2001. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2001. Registrant is unable to assess the future effects these various actions may have on its smokeless tobacco business.

     On August 28, 1996, the Food and Drug Administration ("FDA") published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a "drug" and purporting to regulate smokeless tobacco products as a "medical device." Registrant and other smokeless tobacco manufacturers filed suit against FDA seeking a judicial declaration that FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that FDA, as a matter of law, is not precluded from regulating smokeless tobacco as "medical devices" and implementing certain labeling and access restrictions. The court, granting Registrant's motion for summary judgment, also ruled that FDA has no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit most of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involves "controlling questions of law as to which there is substantial ground for difference of opinion." On August 14, 1998, the Fourth Circuit Court of Appeals ruled in favor of Registrant and other tobacco product manufacturers stating that FDA lacks jurisdiction to regulate tobacco products and that all of the regulations published by FDA on August 28, 1996 were invalid. On January 19, 1999, FDA filed a petition for certiorari seeking review of the Fourth Circuit's ruling by the United States Supreme Court which was granted on April 23, 1999. On March 21, 2000, the United States Supreme Court affirmed the Fourth Circuit's decision holding that FDA lacks jurisdiction to regulate tobacco products.

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

     Registrant purchased all of its leaf tobacco from domestic suppliers in 2000. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by Registrant from domestic and other sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by Registrant for a period of two to three years prior to their use.

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

CUSTOMERS

     Registrant markets its moist smokeless tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 35% of Registrant's gross sales of tobacco products are made to five customers, one of which, McLane Co. Inc., a national distributor, accounts for 19.7% of Registrant's consolidated revenue. Registrant has maintained satisfactory relationships with its customers for many years.

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

                                      WINE

     Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 60% of Registrant's wine sales are made to ten distributors, no one of which accounts for more than 26% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

     It has been claimed that the use of alcohol beverages may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about alcohol beverages and health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, inter alia, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 2001. Also in recent years, increased regulation of alcohol beverages by various states included, inter alia, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 2001. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

     Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located in Washington and California and purchased bulk wine from other sources. Total grape tonnage harvested and purchased in 2000 was considerably higher than in 1999. The supply of grapes is adequate to meet expected demand.

     Registrant's principal competition comes from many larger, well-established national and international companies, as well as many smaller wine producers. Registrant's principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Registrant is a minor factor in the total nationwide business of producing wines.

                              ALL OTHER OPERATIONS

     All other operations consist of the international operation which markets moist smokeless tobacco in select markets and the cigar operation which manufactures and markets the premium cigar brands, DON TOMAS, ASTRAL and HABANO PRIMERO. None of the above, singly, constitutes a material portion of Registrant's operations.

     It has been claimed that the use of tobacco products, including cigars, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. The federal excise tax on cigars was last increased in 1993. On July 25, 1997, a public health group filed a petition with FDA requesting that the agency initiate proceedings to assert jurisdiction over cigars as "nicotine delivery systems." Notwithstanding the United States Supreme Court's ruling that FDA has no jurisdiction over cigarettes and smokeless tobacco products, if FDA attempts to assert jurisdiction over cigars and promulgates regulations, and the regulations survive a judicial challenge, those regulations would impose severe restrictions on the advertising, marketing and promotion of cigar products and would require Registrant to comply with a wide range of labeling, reporting and other requirements with respect to its cigar products. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of warning notices on cigar products, ingredient and constituent disclosure, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 2001. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, additional proposed warning notices on cigar products, the imposition of significantly higher taxes, advertising bans and restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2001. Registrant is unable to assess the future effects these various actions may have on its cigar business.

                        ADDITIONAL BUSINESS INFORMATION

ENVIRONMENTAL REGULATIONS

     Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of Registrant.

NUMBER OF EMPLOYEES

     Registrant's average number of employees during 2000 was 4,855.

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

                                      BUILDINGS IN
                                      APPROXIMATE
              LOCATION                SQUARE FEET                 ACTIVITIES
              --------                ------------                ----------
Tobacco Facilities:
  Nashville, Tennessee..............     973,000     Office and manufacturing plants for
                                                     moist and dry smokeless tobacco
                                                     products, plastic injection molding
                                                     operation for production of cans and
                                                     lids, manufacturing engineering
                                                     department, research and development
                                                     laboratory and warehouse for
                                                     distribution of various products.
  Hopkinsville, Kentucky............   1,075,000     Office, plants and warehouses for
                                                     tobacco leaf handling, processing
                                                     and storage and for manufacture of
                                                     dry flour for smokeless tobacco
                                                     products.
  Franklin Park, Illinois...........     505,000     Office and manufacturing plant for
                                                     moist smokeless tobacco products,
                                                     fiberboard can operations and
                                                     warehouse for distribution of
                                                     various products.
Wine Facilities:
  Paterson, Washington..............     911,800     Winery, distribution, storage
                                                     facility, office and retail shop.
  Woodinville, Washington...........     195,000     Winery, distribution and storage
                                                     facility, executive and sales
                                                     offices and retail shop.
  Grandview, Washington.............      40,000     Winery and storage facility.
  Hopland, California...............      50,000     Winery and storage facility.
  St. Helena, California............      20,000     Winery and storage facility.
Other Facilities:
  Tampa, Florida....................      57,000     Office, warehouse and cigar
                                                     distribution center.
  Danli, Honduras, C.A. ............     257,000     Office, warehouses and manufacturing
                                                     plant for cigars and boxes.
  Talanga, Honduras, C.A. ..........     107,000     Office, warehouse and barns.
  Santiago, Dominican Republic......      16,000     Office and manufacturing plant for
                                                     cigars.
Headquarters:
  Greenwich, Connecticut............     146,000     Executive, sales and general offices
                                                     in several buildings.

                                        LAND IN
                                      APPROXIMATE
              LOCATION                   ACRES                   ACTIVITIES
              --------                -----------                ----------
  Yakima and Benton Counties,
     Washington and Mendocino
     County, California.............      3,196     Vineyards.

     Such principal properties in Registrant's operations were utilized only in connection with Registrant's business operations. Registrant believes that the above properties at December 31, 2000 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity. All principal properties are owned in fee by Registrant.

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

SMOKELESS TOBACCO LITIGATION

     Registrant has been named in an action brought in Louisiana by an individual plaintiff and his spouse against a number of smokeless tobacco manufacturers, cigarette manufacturers and certain other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products.

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

     Registrant has also been named in an action in Florida by an individual plaintiff and his spouse seeking damages and other relief for personal injuries, including "cancer of the tongue," allegedly sustained by plaintiff as a result of his use of Registrant's smokeless tobacco products.

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

OTHER LITIGATION

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

     Registrant was named in two purported class actions filed in state court in Tennessee and New Mexico on behalf of putative class members who were indirect purchasers of smokeless tobacco products manufactured by Registrant during the period April 1996 through March 28, 2000, alleging that Registrant has violated the antitrust laws, unfair or deceptive trade practices statutes and the common law of certain states. The plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 after trebling per putative class member, and certain other relief. The actions are similar in all material respects.

     Registrant was also named in a purported class action (reported previously as an individual action and a purported class action and then consolidated on January 8, 2001), filed in federal court in Washington D.C. by wholesalers/distributors of Registrant's smokeless tobacco products. Plaintiffs allege that Registrant engaged in conduct that violates the federal antitrust laws, including Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act, and that Registrant engaged in this conduct unilaterally and in concert with "its co-conspirators". Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief.

     Each of the foregoing actions are derived directly from the Conwood litigation and therefore will need to overcome the same issues raised by Registrant in its post-trial motions and on appeal. Even if Conwood were ultimately to prevail on issues which Registrant is challenging on appeal, the plaintiffs in each of these actions will still need to establish additional elements before liability can be imposed upon Registrant. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of these purported class actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for a particular reporting period in which resolved.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of February 1, 2001 is set forth below:

                      NAME                                       OFFICE                    AGE
                      ----                                       ------                    ---
Vincent A. Gierer, Jr...........................  Chairman of the Board, Chief             53
                                                  Executive Officer and President
Richard H. Verheij..............................  Executive Vice President and General     42
                                                    Counsel
Robert T. D'Alessandro..........................  Senior Vice President and Chief          47
                                                  Financial Officer
Richard A. Kohlberger...........................  Senior Vice President                    55
Murray S. Kessler...............................  President -- U.S. Smokeless Tobacco      41
                                                    Company
Theodor P. Baseler..............................  President -- International Wine &        46
                                                  Spirits Ltd.

     None of the executive officers of Registrant has any family relationship to any other executive officer or director of Registrant.

     After election, all executive officers serve until the next annual organization meeting of the Board of Directors and until their successors are elected and qualified.

     All of the executive officers of Registrant have been employed continuously by it for more than five years except for Mr. Kessler.

     Mr. Gierer has served as Chairman of the Board and Chief Executive Officer since December 1, 1993 and has served as President since September 27, 1990. Mr. Gierer has been employed by Registrant since March 16, 1978.

     Mr. Verheij has served as Executive Vice President and General Counsel since May 7, 1996. He served as Senior Vice President and General Counsel from December 1, 1994 to May 6, 1996 and as Senior Vice President and Associate General Counsel from April 4, 1994 to November 30, 1994. Mr. Verheij has been employed by Registrant since November 24, 1986.

     Mr. D'Alessandro has served as Senior Vice President and Chief Financial Officer since January 3, 2000. He served as Senior Vice President and Controller from January 1, 1996 until January 2, 2000. Mr. D'Alessandro has been employed by Registrant since May 4, 1981.

     Mr. Kohlberger has served as Senior Vice President since October 29, 1990. He has been employed by Registrant since October 9, 1978.

     Mr. Kessler has served as President of U.S. Smokeless Tobacco Company since April 6, 2000. He served as Senior Vice President from January 3, 2000 to April 5, 2000. From March 1998 to December 1999, Mr. Kessler served as Vice President of Vlasic Foods International Inc. and President, Swanson Frozen Foods Division. From October 1997 to March 1998, he served as General Manager of the Swanson Division of Campbell Soup Company. From September 1995 to October 1997, Mr. Kessler served as Vice President -- Sales and Marketing of Pace Foods, a division of Campbell Soup Company. Mr. Kessler has been employed by Registrant since January 3, 2000. On January 29, 2001, Vlasic Foods International Inc. filed for bankruptcy.

     Mr. Baseler has served as President of International Wine & Spirits Ltd. since January 1, 2001. He served as Executive Vice President and Chief Operating Officer of International Wine & Spirits Ltd. from July 28, 2000 to December 31, 2000 and as Senior Vice President from January 1, 1996 to July 27, 2000. Mr. Baseler has been employed by Registrant since August 30, 1984.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Registrant hereby incorporates by reference the information with respect to the market for its common stock, $.50 par value ("Common Stock"), and related security holder matters set forth on page 38 of its Annual Report, which page is included in Exhibit 13. Registrant's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. As of February 1, 2001, there were approximately 8,000 stockholders of record of its Common Stock.

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

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Registrant hereby incorporates by reference Market Risk Disclosures included in Management's Discussion and Analysis of Results of Operations and Financial Condition set forth on page 21 of its Annual Report, which page is included in Exhibit 13.

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

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 2001 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth herein following Item 4 of this Report.

ITEM 11 -- EXECUTIVE COMPENSATION

     Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption "Compensation of Executive Officers" in its Notice of 2001 Annual Meeting and Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption "Election of Directors" in its Notice of 2001 Annual Meeting and Proxy Statement.

     Registrant hereby incorporates by reference the information with respect to the security ownership of persons known to the Company to beneficially own more than 5% of the Company's outstanding stock, which is contained under the caption "Beneficial Ownership of Common Stock" in its Notice of 2001 Annual Meeting and Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Registrant hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption "Indebtedness of Management" in its Notice of 2001 Annual Meeting and Proxy Statement.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     (1) The following consolidated financial statements of Registrant included in the Annual Report are incorporated by reference in Item 8 and included in
Exhibit 13:

          Consolidated Statement of Earnings -- Years ended December 31, 2000, 1999 and 1998

          Consolidated Statement of Financial Position -- December 31, 2000 and 1999

          Consolidated Statement of Cash Flows -- Years ended December 31, 2000, 1999 and 1998

            Consolidated Statement of Changes in Stockholders' Equity -- Years ended December 31, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

     (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

 3.1     --  Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for
             the quarter ended March 31, 1992.
 3.2     --  By-Laws adopted on December 23, 1986, and amended and
             restated effective October 22, 1998, incorporated by
             reference to Exhibit 3.2 to Form 10-Q for the quarter ended
             September 30, 1998.
 4.1     --  Indenture dated as of May 27, 1999, between UST Inc. and
             State Street Bank and Trust Company, incorporated by
             reference to Exhibit 4 to Form 10-Q for the quarter ended
             June 30, 1999.
 4.2     --  Form of certificate of 7.25% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
 4.3     --  Form of certificate of Floating Rate Senior Note,
             incorporated by reference to Exhibit 4.3 to Form S-4
             Registration Statement filed on August 16, 1999.
 4.4     --  Form of certificate of 8.80% Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on May 12, 2000.
10.1*    --  Employment Agreement entered into on July 23, 1987 between
             Registrant and Vincent A. Gierer, Jr., an Executive Officer,
             incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*    --  Employment Agreement entered into on December 14, 2000 between Registrant and Richard H. Verheij, an Executive
             Officer.
10.3*    --  Employment Agreement entered into on June 30, 2000 between
             Registrant and Richard A. Kohlberger, an Executive Officer.
10.4*    --  Form of Severance Agreement dated October 27, 1986 between
             Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September
             30, 1986.
10.5*    --  1982 Stock Option Plan restated as of March 22, 1989,
             incorporated by reference to Exhibit 4.1 to Form S-8
             Registration Statement filed on April 14, 1989.
10.6*    --  1992 Stock Option Plan, as amended and restated as of
             December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated
             March 20, 2000.
10.7*    --  Incentive Compensation Plan, as amended and restated as of
             January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.8*    --  Amendment to Incentive Compensation Plan, effective
             September 25, 1997, incorporated by reference to Exhibit
             10.6 to Form 10-K for the fiscal year ended December 31,
             1997.
10.9*    --  Officers' Supplemental Retirement Plan, as restated as of
             December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.10*   --  Nonemployee Directors' Retirement Plan, as amended and restated as of January 1, 1998, incorporated by reference to
             Exhibit 10.8 to Form 10-K for the period ended December 31,
             1997.
10.11    --  Directors' Supplemental Medical Plan, as amended and
             restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended
             December 31, 1994.
10.12*   --  Nonemployee Directors' Stock Option Plan effective May 2,
             1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.13*   --  Amendment to Nonemployee Directors' Stock Option Plan,
             effective June 30, 2000.
10.14*   --  Nonemployee Directors' Restricted Stock Award Plan effective
             January 1, 1999, incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.
10.15    --  $1 Billion Credit Agreement dated as of October 10, 2000, and incorporated by reference to Exhibit 99.1 to Form 8-K
             filed on October 18, 2000.
13       --  Pages 15-43 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21       --  Subsidiaries of UST.
23       --  Consent of Independent Auditors.

---------------
(b) On October 18, 2000, Registrant filed a Current Report on Form 8-K, which reported its $1 Billion Credit Agreement as of October 10, 2000.

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

                                            UST Inc.
Date: March 9, 2001
                                            By: /s/ VINCENT A. GIERER, JR.
                                              ----------------------------------
                                                    VINCENT A. GIERER, JR.
                                                 CHAIRMAN OF THE BOARD, CHIEF
                                                           EXECUTIVE
                                                    OFFICER AND PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      Chairman of the Board,
                     Chief Executive Officer
                     and President (Principal
March 9, 2001           Executive Officer)                         /s/ VINCENT A. GIERER, JR.
                                                    --------------------------------------------------------
                                                                     VINCENT A. GIERER, JR.

                      Senior Vice President
                   and Chief Financial Officer
                      (Principal Accounting
                      Officer and Principal
March 9, 2001           Financial Officer)                         /s/ ROBERT T. D'ALESSANDRO
                                                    --------------------------------------------------------
                                                                     ROBERT T. D'ALESSANDRO

March 9, 2001                Director                                 /s/ JAMES W. CHAPIN
                                                    --------------------------------------------------------
                                                                        JAMES W. CHAPIN

March 9, 2001                Director                                 /s/ JOHN P. CLANCEY
                                                    --------------------------------------------------------
                                                                        JOHN P. CLANCEY

March 9, 2001                Director                             /s/ EDWARD H. DEHORITY, JR.
                                                    --------------------------------------------------------
                                                                    EDWARD H. DEHORITY, JR.

March 9, 2001                Director                                /s/ ELAINE J. EISENMAN
                                                    --------------------------------------------------------
                                                                       ELAINE J. EISENMAN

March 9, 2001                Director                                /s/ EDWARD T. FOGARTY
                                                    --------------------------------------------------------
                                                                       EDWARD T. FOGARTY

March 9, 2001         Chairman of the Board                        /s/ VINCENT A. GIERER, JR.
                                                    --------------------------------------------------------
                                                                     VINCENT A. GIERER, JR.

March 9, 2001                Director                                   /s/ P.X. KELLEY
                                                    --------------------------------------------------------
                                                                          P.X. KELLEY

March 9, 2001                Director                                  /s/ PETER J. NEFF
                                                    --------------------------------------------------------
                                                                         PETER J. NEFF

March 9, 2001                Director                              /s/ LOWELL P. WEICKER, JR.
                                                    --------------------------------------------------------
                                                                     LOWELL P. WEICKER, JR.

                                 EXHIBIT INDEX

 3.1    --   Restated Certificate of Incorporation dated May 5, 1992,
             incorporated by reference to Exhibit 3.1 to Form 10-Q for
             the quarter ended March 31, 1992.
 3.2    --   By-Laws adopted on December 23, 1986, and amended and
             restated effective October 22, 1998, incorporated by
             reference to Exhibit 3.2 to Form 10-Q for the quarter ended
             September 30, 1998.
 4.1    --   Indenture dated as of May 27, 1999, between UST Inc. and
             State Street Bank and Trust Company, incorporated by
             reference to Exhibit 4 to Form 10-Q for the quarter ended
             June 30, 1999.
 4.2    --   Form of certificate of 7.25% Senior Note, incorporated by
             reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
 4.3    --   Form of certificate of Floating Rate Senior Note,
             incorporated by reference to Exhibit 4.3 to Form S-4
             Registration Statement filed on August 16, 1999.
 4.4    --   Form of certificate of 8.80% Senior Note, incorporated by
             reference to Exhibit 4.3 to Form S-4 Registration Statement filed on May 12, 2000.
10.1*   --   Employment Agreement entered into on July 23, 1987 between
             Registrant and Vincent A. Gierer, Jr., an Executive Officer,
             incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*   --   Employment Agreement entered into on December 14, 2000
             between Registrant and Richard H. Verheij, an Executive
             Officer.
10.3*   --   Employment Agreement entered into on June 30, 2000 between
             Registrant and Richard A. Kohlberger, an Executive Officer.
10.4*   --   Form of Severance Agreement dated October 27, 1986 between
             Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September
             30, 1986.
10.5*   --   1982 Stock Option Plan restated as of March 22, 1989,
             incorporated by reference to Exhibit 4.1 to Form S-8
             Registration Statement filed on April 14, 1989.
10.6*   --   1992 Stock Option Plan, as amended and restated as of
             December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated
             March 20, 2000.
10.7*   --   Incentive Compensation Plan, as amended and restated as of
             January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.8*   --   Amendment to Incentive Compensation Plan, effective
             September 25, 1997, incorporated by reference to Exhibit
             10.6 to Form 10-K for the fiscal year ended December 31,
             1997.
10.9*   --   Officers' Supplemental Retirement Plan, as restated as of
             December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.10*  --   Nonemployee Directors' Retirement Plan, as amended and
             restated as of January 1, 1998, incorporated by reference to
             Exhibit 10.8 to Form 10-K for the period ended December 31,
             1997.
10.11   --   Directors' Supplemental Medical Plan, as amended and
             restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended
             December 31, 1994.
10.12*  --   Nonemployee Directors' Stock Option Plan effective May 2,
             1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.13*  --   Amendment to Nonemployee Directors' Stock Option Plan,
             effective June 30, 2000.
10.14*  --   Nonemployee Directors' Restricted Stock Award Plan effective
             January 1, 1999, and incorporated by reference to Exhibit
             10.11 to Form 10-K for the fiscal year ended December 31,
             1998.
10.15   --   $1 Billion Credit Agreement dated as of October 10, 2000,
             and incorporated by reference to Exhibit 99.1 to Form 8-K
             filed on October 18, 2000.
13      --   Pages 15-43 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21      --   Subsidiaries of UST.
23      --   Consent of Independent Auditors.

---------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.