Form 10-Q
period 2001-03-31
UST INC
filed 2001-05-11
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended                  March 31, 2001
                                ------------------------------------------------

                                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

     Commission File Number 0-17506
                            -------

                                    UST Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                    06-1193986
     ------------------------------------------              -------------------
          (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)


       100 West Putnam Avenue, Greenwich, CT                       06830
     ------------------------------------------              -------------------
      (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code: (203) 661-1100
                                                         --------------

                                      NONE
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of Common shares ($.50 par value) outstanding at March 31, 2001
                                                                     163,275,116
                                                                     -----------

                                    UST Inc.

                                  (Registrant)


                                      INDEX


                                                                        Page No.

Part I.   Financial Information:

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Statement of Financial Position --
                  March 31, 2001 and December 31, 2000                      2

               Condensed Consolidated Statement of Earnings --
                  Three months ended March 31, 2001 and 2000                3

               Condensed Consolidated Statement of Cash Flows --
                  Three months ended March 31, 2001 and 2000                4

               Notes to Condensed Consolidated Financial Statements         5

     Item 2.   Management's Discussion and Analysis of Operations and
                  Financial Condition                                      10


Part II.  Other Information:

     Item 1.   Legal Proceedings                                           13

     Item 4.   Submission of Matters to a Vote of Security Holders         14

     Item 6.   Exhibits and Reports on Form 8-K                            14


Signatures                                                                 15


                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                         March 31,     December 31,
                                                                           2001            2000
                                                                        -----------    -----------
                                                                        (Unaudited)       (Note)
ASSETS
Current assets
  Cash and cash equivalents .........................................   $    99,107    $    96,034
  Accounts receivable ...............................................        71,837         82,698
  Inventories:
    Leaf tobacco ....................................................       234,212        199,382
    Products in process .............................................       140,956        141,561
    Finished goods ..................................................        86,001         88,739
    Other materials and supplies ....................................        21,406         19,602
                                                                        -----------    -----------
                                                                            482,575        449,284
  Deferred income taxes .............................................         9,913          9,907
  Income taxes receivable ...........................................            --         28,915
  Prepaid expenses and other current assets .........................        24,582         24,567
                                                                        -----------    -----------
          Total current assets ......................................       688,014        691,405
Property, plant and equipment, net ..................................       354,878        358,586
Restricted deposits .................................................       571,582        505,755
Other assets ........................................................        90,588         90,653
                                                                        -----------    -----------
          Total assets ..............................................   $ 1,705,062    $ 1,646,399
                                                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses .............................   $    96,235    $   155,179
  Income taxes payable ..............................................        91,886         14,393
                                                                        -----------    -----------
          Total current liabilities .................................       188,121        169,572
Long-term debt ......................................................       868,350        869,175
Postretirement benefits other than pensions .........................        81,778         81,677
Deferred income taxes ...............................................       183,261        186,559
Other liabilities ...................................................        72,749         68,844
Contingencies (see note) ............................................            --             --
                                                                        -----------    -----------
          Total liabilities .........................................     1,394,259      1,375,827
Stockholders' equity
  Preferred stock -- par value $.10 per share:
     Authorized -- 10 million shares; issued - none
  Common stock -- par value $.50 per share:
     Authorized -- 600 million shares;
     issued 205,096,716 shares in 2001
     and 204,743,236 shares in 2000 .................................       102,548        102,372
  Additional paid-in capital ........................................       536,446        526,996
  Retained earnings .................................................       917,980        885,074
  Accumulated other comprehensive loss ..............................       (15,907)       (13,606)
                                                                        -----------    -----------
                                                                          1,541,067      1,500,836
  Less treasury stock -- 41,821,600 shares ..........................     1,230,264      1,230,264
                                                                        -----------    -----------
          Total stockholders' equity ................................       310,803        270,572
                                                                        -----------    -----------
          Total liabilities and stockholders' equity ................   $ 1,705,062    $ 1,646,399
                                                                        ===========    ===========



Note: The statement of financial position at December 31, 2000 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.


                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
Net sales ............................................   $ 382,965    $ 368,295

Costs and expenses
  Cost of products sold ..............................      72,532       66,975
  Excise taxes .......................................       8,257        8,396
  Selling, advertising and administrative ............     117,700      119,509
                                                         ---------    ---------
      Total costs and expenses .......................     198,489      194,880
                                                         ---------    ---------
Operating income .....................................     184,476      173,415
Interest, net ........................................       8,887        7,527
                                                         ---------    ---------
Earnings before income taxes .........................     175,589      165,888
Income taxes .........................................      67,582       63,924
                                                         ---------    ---------
Net earnings .........................................   $ 108,007    $ 101,964
                                                         =========    =========
Net earnings per share
   Basic .............................................   $     .66    $     .62
   Diluted ...........................................   $     .66    $     .62

Dividends per share ..................................   $     .46    $     .44

Average number of shares
   Basic .............................................     163,029      164,961
   Diluted ...........................................     164,115      165,123


See Notes to Condensed Consolidated Financial Statements.


                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
OPERATING ACTIVITIES
Net cash provided by operating activities ............   $ 141,312    $  85,409

INVESTING ACTIVITIES

Purchases of property, plant and equipment ...........      (6,546)     (13,153)
Dispositions of property, plant and equipment ........       1,128          601
                                                         ---------    ---------
Net cash used in investing activities ................      (5,418)     (12,552)
                                                         ---------    ---------
FINANCING ACTIVITIES

Proceeds from debt ...................................          --      300,000
Repayment of debt ....................................        (825)    (241,965)
Proceeds from the issuance of stock ..................       8,932        1,948
Restricted deposits ..................................     (65,827)          --
Dividends paid .......................................     (75,101)     (72,266)
Stock repurchased ....................................          --      (97,470)
                                                         ---------    ---------
Net cash used in financing activities ................    (132,821)    (109,753)
                                                         ---------    ---------
     Increase (decrease) in cash and cash equivalents.       3,073      (36,896)

     Cash and cash equivalents at beginning of year...      96,034       74,989
                                                         ---------    ---------
     Cash and cash equivalents at end of period ......   $  99,107    $  38,093
                                                         =========    =========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Income taxes....................................   $   3,918    $   5,276
      Interest........................................      18,367        2,621


See Notes to Condensed Consolidated Financial Statements.


                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts reported on the 2000 Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 2001 presentation.


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as it relates to the use of derivative instruments, on a cumulative basis. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the statement of financial position with measurement at fair value. The Statement calls for derivative instruments, which meet the necessary criteria for hedge accounting, to be given a formal designation as fair value, cash flow or foreign currency hedges. Changes in the fair value of derivative instruments are recognized in either net income or other comprehensive income based upon their designated purpose and whether or not they meet effectiveness standards. Upon adoption of SFAS No. 133, Registrant had fulfilled all of the pre-adoption requirements in order to qualify for post-adoption cash flow hedge accounting for its interest rate swap.

Registrant, from time to time, enters into derivative financial instruments to hedge against exposure to risks associated with changes in interest rates and, to a lesser extent, foreign currency exchange rates. Registrant's risk management policy involves increasing its liquidity and maintaining its financial flexibility by reducing or transferring risk exposure at appropriate costs. Registrant has implemented risk management controls and limits to monitor its risk position and ensure that hedging performance is in line with agreed upon objectives. Registrant's risk management policy does not permit the use of complex multi-faceted derivative instruments or compound derivative instruments without the approval of the Board of Directors. In addition, the policy does not permit the use of leveraged financial instruments. Registrant does not use derivatives for trading or speculative purposes.


                                      (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


In connection with the May 1999 issuance of $40 million aggregate principal amount of floating-rate senior notes, Registrant hedged its interest rate risk by entering into a ten-year interest rate swap with a notional amount of $40 million and quarterly settlement dates over the term of the contract. Registrant pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. Registrant entered into such an agreement so that changes in the cash flows from the interest rate swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the $40 million debt principal. Registrant has designated this instrument a cash flow hedge, which is perfectly effective as the terms and conditions of the floating rate debt coincide perfectly with the swap. The transition adjustment on the cash flow hedge was a loss of $0.6 million ($0.4 million net of taxes) and was recorded on January 1, 2001 in "accumulated other comprehensive loss" on the Condensed Consolidated Statement of Financial Position. The amount reclassified from "accumulated other comprehensive loss" to net earnings during the quarter ended March 31, 2001 in connection with this interest rate swap was not material. The fair value of the swap at March 31, 2001 was a net liability of $2.3 million based on a dealer quote, considering current market rates and was included in "other liabilities" on the Condensed Consolidated Statement of Financial Position. "Accumulated other comprehensive loss" at March 31, 2001 included the accumulated loss on the cash flow hedge (net of taxes) of $1.5 million. As of March 31, 2001, Registrant anticipates that approximately $0.7 million of the deferred loss on the swap, included in "accumulated other comprehensive loss," will be reclassified into net earnings during the next twelve months as a result of the floating rate interest payable on the hedged senior notes.

There were no other derivative contracts at March 31, 2001, with the exception of forward contracts to purchase grapes and bulk wine for use in the normal course of business.


NEW ACCOUNTING PRONOUNCEMENTS

In April 2001, the Emerging Issues Task force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration From a Vendor to a Retailer", which affected the previous consensus reached on Issue No. 00-14, "Accounting for Certain Sales Incentives." These issues require that costs associated with certain sales incentives be reclassified from selling, advertising and administrative expenses to a reduction in net sales for all periods presented on the Condensed Consolidated Statement of Earnings. Registrant had planned to adopt these Issues in the second quarter of 2001; however, as the effective date of both Issues was deferred with the consensus reached in April, Registrant will now adopt Issues 00-14 and 00-25 in the first quarter of 2002, as required. The income statement reclassifications required by these Issues will have no effect on Registrant's operating income or net earnings.


COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, additional minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the first quarter of 2001 and 2000, total comprehensive income, net of taxes, amounted to $105,706,000 and $101,985,000, respectively.


                                      (6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

                                                           Three months ended
                                                               March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
Numerator:
   Net earnings ......................................   $ 108,007    $ 101,964
                                                         =========    =========
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares .........................     163,029      164,961
   Dilutive effect of stock options ..................       1,086          162
                                                         ---------    ---------
     Denominator for diluted earnings per share ......     164,115      165,123
                                                         =========    =========
Basic earnings per share .............................   $     .66    $     .62
Diluted earnings per share ...........................   $     .66    $     .62


Options to purchase 11.9 million shares and 14.5 million shares of common stock outstanding as of March 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.


SEGMENT INFORMATION

Registrant's reportable segments are Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant's international and cigar operations. Interim segment information is as follows:

                                                           Three months ended
                                                               March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
Net Sales to Unaffiliated Customers:
   Smokeless tobacco .................................   $ 335,245    $ 324,231

   Wine...............................................      41,023       37,107
   All other operations ..............................       6,697        6,957
                                                         ---------    ---------
      Net sales ......................................   $ 382,965    $ 368,295
                                                         =========    =========
Operating Profit (Loss):
   Smokeless tobacco .................................   $ 185,309    $ 179,640
   Wine ..............................................       4,042        2,477
   All other operations ..............................      (1,157)      (2,027)
                                                         ---------    ---------
      Operating profit ...............................     188,194      180,090
   Corporate expenses ................................      (3,718)      (6,675)
   Interest, net .....................................      (8,887)      (7,527)
                                                         ---------    ---------
      Earnings before income taxes ...................   $ 175,589    $ 165,888
                                                         =========    =========


Registrant's identifiable assets did not change significantly from amounts appearing in the December 31, 2000 Consolidated Segment Information (See Form 10-K for the year then ended).


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

Registrant is named in an action in San Francisco, California along with five other smokeless tobacco manufacturers seeking unspecified damages and other relief brought by the City and County of San Francisco and the Environmental Law Foundation purportedly on behalf of "the residents of San Francisco County and the general public" alleging violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code ss.ss.25249.6, et seq. ("Proposition 65") and the California Unfair Competition Act, Business and Professions Code ss.ss.17200, et seq. The action alleges, among other things, that the defendants sold smokeless tobacco products in California without providing a ". . . `clear and reasonable' warning that their use results in multiple exposures to substances known to the State of California to cause cancer, birth defects and reproductive harm.

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant's willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended. Registrant believes that the ultimate outcome of all such pending


                                      (8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


CONTINGENCIES (Continued)

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

Registrant has been named in three purported class actions filed in state court in Tennessee, New Mexico and West Virginia on behalf of putative class members who were indirect purchasers of Registrant's smokeless tobacco products in those states during the period April 1996 through March 28, 2000 (Tennessee and New Mexico) and through December 31, 2000 (West Virginia), alleging that Registrant has violated the antitrust laws, unfair or deceptive trade practices statutes and the common law of those states. The plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 after trebling per putative class member, and certain other relief.

Registrant has also been named in a purported class action (reported previously as an individual action and a purported class action and then consolidated on January 8, 2001), filed in federal court in Washington D.C. by wholesalers/distributors of Registrant's smokeless tobacco products. Plaintiffs allege that Registrant engaged in conduct that violates the federal antitrust laws, including Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act, and that Registrant engaged in this conduct unilaterally and in concert with "its co-conspirators." Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief.

Each of the foregoing actions is derived directly from the Conwood litigation and therefore will need to overcome the same issues raised by Registrant in its post-trial motions and on appeal. Even if Conwood were ultimately to prevail on issues which Registrant will challenge on appeal, the plaintiffs in each of these actions will still need to establish additional elements before liability can be imposed upon Registrant. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of these purported class actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for a particular reporting period in which resolved.


                                      (9)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


RESULTS OF OPERATIONS
FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER OF 2000


CONSOLIDATED RESULTS

For the first quarter of 2001, consolidated net sales increased 4 percent to $383 million, operating income increased 6.4 percent to $184.5 million, and net earnings increased 5.9 percent to $108 million compared to the corresponding 2000 period. Basic and diluted earnings per share both increased 6.5 percent to $0.66 compared to the first quarter of 2000. The consolidated gross margin percentage decreased slightly for the first quarter of 2001, primarily due to higher unit costs incurred for wine and moist smokeless tobacco, partially offset by increased selling prices for our moist smokeless tobacco products. Corporate expenses decreased for the first quarter of 2001, as the corresponding 2000 period included a loss on derivative contracts recognized in connection with a debt issuance. Net interest expense increased significantly as a result of higher average debt levels and higher average interest rates on such debt, partially offset by increased income generated from accumulated cash. Income taxes increased for the first quarter of 2001 due to higher earnings before taxes as compared to the similar 2000 period. The effective tax rate remained level with the corresponding 2000 period.


SMOKELESS TOBACCO SEGMENT

Net sales for the Smokeless Tobacco segment increased 3.4 percent to $335.2 million and accounted for approximately 87.5 percent of consolidated net sales for the first quarter of 2001. This increase resulted from higher selling prices on all moist smokeless tobacco products and higher unit volume for non-premium products, which incrementally contributed 3 million cans to the quarter, partially offset by lower unit volume for premium products. Overall net unit volume for moist smokeless tobacco products increased 0.1 percent to 152.7 million cans. Share data based on Registrant's Retail Activity Data (RAD) for the period ended March 3, 2001, indicates that on a can share basis, the total smokeless category increased 0.9 percent versus the corresponding prior year period, with the non-premium segment increasing 2.3 points to 18 percent. Registrant's category share decreased 0.6 points to 77.1 percent. Net sales and unit volume results for the first quarter of 2001 continue to be affected by the Skoal Long Cut increased value conversion.

Cost of products sold increased 3.1 percent in the first quarter of 2001 mainly due to higher unit costs for Registrant's moist smokeless tobacco products. Smokeless Tobacco segment gross profit increased 3.5 percent over the corresponding 2000 period. The gross profit percentage remained level with the first quarter of 2000, as higher selling prices, along with the improved profitability of premium promotional and non-premium products, were offset by the aforementioned unfavorable factors in cost of products sold.


                                      (10)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


Selling and advertising expenses for the first quarter of 2001 remained level with the similar 2000 period, as higher print media spending was significantly offset by lower promotional spending. Indirect selling expenses increased significantly in 2001 due to costs associated with the field salesforce, primarily for higher salaries and related costs and training. Administrative expenses for the Smokeless Tobacco segment increased primarily as a result of the ongoing bonding costs incurred in connection with Registrant's antitrust litigation.

Smokeless Tobacco segment operating profit for the first quarter of 2001 increased 3.2 percent to $185.3 million compared to the corresponding 2000 period.


WINE SEGMENT

Wine segment net sales increased 10.6 percent to $41 million versus the first quarter of 2000, accounting for approximately 10.7 percent of consolidated 2001 net sales. This increase was primarily attributable to a 12.4 percent increase in premium wine case volume. The case volume growth was primarily due to improved sales volume of Registrant's Columbia Crest and Chateau Ste. Michelle brands, partially offset by a decline in the Villa Mt. Eden brand. Registrant's two leading brands of premium wine, Columbia Crest and Chateau Ste. Michelle, accounted for 85 percent of Registrant's total wine sales in the first quarter of 2001.

Cost of products sold increased for the first quarter of 2001, primarily as a result of higher average cost of grapes used in production versus the corresponding 2000 period. Gross profit for the wine segment was relatively level with the prior year as higher unit volume on Columbia Crest and Chateau Ste. Michelle wines was significantly offset by the unfavorable increase in the aforementioned premium case costs. This combination of factors, as well as inventory adjustments and write-downs for non-strategic brands, resulted in a significantly lower gross profit percentage for the first quarter of 2001 versus the corresponding 2000 period.

Selling and advertising expenses for the first quarter were slightly lower than the corresponding 2000 period. Indirect selling, administrative and other expenses were lower for the first quarter of 2001, primarily due to a $0.8 million charge for expenses incurred in the first quarter of 2000 related to a cancelled acquisition.

Operating profit for the Wine segment increased 63.2 percent to $4 million for the first quarter of 2001 versus the similar 2000 period.


ALL OTHER OPERATIONS

Net sales for all other operations decreased 3.7 percent to $6.7 million compared to the corresponding 2000 period, accounting for 1.8 percent of consolidated net sales. Overall, all other operations reported an operating loss of $1.2 million for the first quarter of 2001 versus an operating loss of $2 million for the corresponding 2000 period.


                                      (11)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)


LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2000

Net cash provided by operating activities increased in the first quarter of 2001 to $141.3 million as compared with $85.4 million for the corresponding 2000 period. The primary reason was increased income taxes payable, decreased accounts receivable and increased net earnings. Registrant's primary sources of cash from operations were net earnings generated by the Smokeless Tobacco segment and an increase in income taxes payable, while the most significant uses of cash in operations were for the reduction of accounts payable and accrued expenses and for purchases of leaf tobacco for use in Registrant's moist smokeless tobacco products. Registrant estimates that 2001 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will approximate amounts expended in 2000.

Net cash used in investing activities was $5.4 million in 2001 compared to $12.6 million in 2000. Expenditures for both years were for the purchase of property, plant and equipment. Registrant expects spending on the 2001 capital program to approximate $51 million.

Net cash used in financing activities for 2001 increased to $132.8 million from $109.8 million in 2000. This increase was primarily attributable to additional cash deposits required in connection with the $1 billion credit facility along with lower net proceeds from borrowings, partially offset by the absence of stock repurchases in 2001. The stock repurchase program has been suspended since the end of the first quarter of 2000, due to Registrant's antitrust litigation.

Registrant will continue to have significant cash requirements for the remainder of 2001, primarily for payment of dividends, additional cash deposits in connection with the credit facility and capital spending. Additional borrowings under existing credit facilities and funds generated from net earnings will be the primary means of meeting cash requirements over this period.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since December 31, 2000.


FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned "Cautionary Statement Regarding Forward-Looking Information" which was filed as part of item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant's 2000 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.


                                      (12)

                                    UST Inc.
                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

          On March 14, 2001, Registrant was served with a Summons and Class Action Complaint in an action entitled Matthew H. Filben, et al. v. United States Tobacco Company, et al. (Civil Action No. 01-C-51K), Circuit Court for Marshall County, West Virginia. This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant's smokeless tobacco products in the State of West Virginia during the period April 1996 through December 31, 2000. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of West Virginia, as well as the common law of West Virginia. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $74,000 including trebling per putative class member and certain other relief. Registrant intends to defend this action vigorously.

          The Filben action is derived directly from the Conwood litigation and therefore will need to overcome the same issues raised by Registrant in its post-trial motions and on appeal. Even if Conwood were ultimately to prevail on issues which Registrant is challenging on appeal, plaintiffs will still need to establish additional elements before liability can be imposed upon Registrant. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of this purported class action will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, this action could have a material impact on its consolidated financial results for a particular reporting period in which resolved.

          In Arthur Sontag, et al. v. United States Tobacco Company, et al., (No. 95-6434), 14th Judicial District Court, Parish of Calcasieu, Louisiana, on December 21, 2000, the court entered an Order granting certain defendants' motion to dismiss for want of prosecution, dismissing the action with prejudice.

          In Dezire Junior Hebert, et al. v. United States Tobacco Co., et al., (No. 96-2281), 14th Judicial District Court, Parish of Calcasieu, Louisiana on March 23, 2001, the court entered an Order granting defendants' motion to dismiss for want of prosecution, dismissing the action with prejudice.


                                      (13)

                                    UST Inc.
                          PART II -- OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on May 1, 2001.

          (c)  Matters voted upon at the meeting:

                                                                                                  Broker
                                             Affirmative       Negative        Abstentions       Non-Votes
                                             -----------      -----------      -----------      -----------
               Approval of  2001
               Stock Option Plan
               (Proposal No. 2)              123,955,996       16,276,329          962,412              N/A

               Ratification and
               Approval of Independent
               Auditors (Proposal No. 3)     139,472,031        1,160,768          561,938              N/A

               Stockholder Proposal
               (Proposal No. 4)                5,413,036      105,230,811        8,535,001       22,015,889


Item 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K for the three months ended March 31, 2001.


                                      (14)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        UST Inc.
                                        (Registrant)





Date May 11, 2001                       /s/ Robert T. D'Alessandro
                                        ----------------------------------------
                                        Robert T. D'Alessandro
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)




                                        /s/ James D. Patracuolla
                                        ----------------------------------------
                                        James D. Patracuolla
                                        Vice President and Controller
                                        (Principal Accounting Officer)


                                      (15)