Form 10-Q
period 2001-06-30
UST INC
filed 2001-08-10
CIK 811669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For quarterly period ended          June 30, 2001
                                   ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

         Commission File Number 0-17506
                                -------

                                    UST Inc.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       06-1193986
   ------------------------------------               -----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

   100 West Putnam Avenue, Greenwich, CT                         06830
   ----------------------------------------           -----------------------
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (203) 661-1100

                                      NONE
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes  X       No
                        ------      -------

Number of Common shares ($.50 par value) outstanding at June 30, 2001
163,392,396
-----------

                                    UST Inc.

                                  (Registrant)


                                      INDEX

                                                                                      Page No.
                                                                                      --------
Part I.   Financial Information:

   Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Statement of Financial Position -
               June 30, 2001 and December 31, 2000                                      2

           Condensed Consolidated Statement of Earnings -
               Three and six months ended June 30, 2001 and 2000                        3

           Condensed Consolidated Statement of Cash Flows -
               Six months ended June 30, 2001 and 2000                                  4

           Notes to Condensed Consolidated Financial Statements                         5

   Item 2. Management's Discussion and Analysis of Operations and
             Financial Condition                                                       10


Part II.     Other Information:

   Item 6. Exhibits and Reports on Form 8-K                                            14


Signatures                                                                             15


                                      (1)

                                    UST Inc.
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                  (Dollars in thousands, except per share data)

                                                                    June 30,            December 31,
                                                                      2001                   2000
                                                                  ----------------------------------
                                                                  (Unaudited)               (Note)
ASSETS
Current assets
  Cash and cash equivalents                                         $114,527               $96,034
  Accounts receivable                                                 74,790                82,698
  Inventories:
    Leaf tobacco                                                     216,636               199,382
    Products in process                                              133,994               141,561
    Finished goods                                                    86,488                88,739
    Other materials and supplies                                      19,371                19,602
                                                                  ----------            ----------
                                                                     456,489               449,284
  Deferred income taxes                                               10,635                 9,907
  Income taxes receivable                                                  -                28,915
  Prepaid expenses and other current assets                           22,673                24,567
                                                                  ----------            ----------
                      Total current assets                           679,114               691,405
Property, plant and equipment, net                                   352,885               358,586
Restricted deposits                                                  593,152               505,755
Other assets                                                          89,183                90,653
                                                                  ----------            ----------
                      Total assets                                $1,714,334            $1,646,399
                                                                  ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt                                   $3,300                $3,300
  Accounts payable and accrued expenses                              112,769               155,179
  Income taxes payable                                                37,275                14,393
                                                                  ----------            ----------
                      Total current liabilities                      153,344               172,872
Long-term debt                                                       864,225               865,875
Postretirement benefits other than pensions                           81,628                81,677
Deferred income taxes                                                181,292               186,559
Other liabilities                                                     74,001                68,844
Contingencies (see note)                                                   -                     -
                                                                  ----------            ----------
                      Total liabilities                            1,354,490             1,375,827

Stockholders' equity
  Preferred stock - par value $.10 per share:
     Authorized - 10 million shares; issued - none                         -                     -
  Common stock - par value $.50 per share:
     Authorized - 600 million shares;  issued 199,213,996 shares
     in 2001 and 204,743,236 shares in 2000                           99,607               102,372
  Additional paid-in capital                                         522,908               526,996
  Retained earnings                                                  807,080               885,074
  Accumulated other comprehensive loss                               (15,989)              (13,606)
                                                                  ----------            ----------
                                                                   1,413,606             1,500,836
  Less treasury stock - 35,821,600 shares in 2001
     and 41,821,600 shares in 2000                                 1,053,762             1,230,264
                                                                  ----------            ----------
                      Total stockholders' equity                     359,844               270,572
                                                                  ----------            ----------
                      Total liabilities and stockholders' equity  $1,714,334            $1,646,399
                                                                  ==========            ==========

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

See Notes to Condensed Consolidated Financial Statements.



                                      (2)

                                    UST Inc.
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Three months ended                Six months ended
                                                          June 30,                          June 30,
                                                  ------------------------        -------------------------
                                                    2001            2000            2001            2000
                                                    ----            ----            ----            ----
Net sales                                         $422,194        $392,041        $805,159         $760,336
Costs and expenses
  Cost of products sold                             76,313          70,245         148,845          137,220
  Excise taxes                                       9,361           8,596          17,618           16,992
  Selling, advertising and administrative          129,974         121,054         247,674          240,563
                                                  --------        --------        --------         --------
     Total costs and expenses                      215,648         199,895         414,137          394,775
                                                  --------        --------        --------         --------
Operating income                                   206,546         192,146         391,022          365,561

Interest, net                                        8,627           9,714          17,514           17,241
                                                  --------        --------        --------         --------
Earnings before income taxes                       197,919         182,432         373,508          348,320
Income taxes                                        76,251          70,185         143,833          134,109
                                                  --------        --------        --------         --------
Net earnings                                      $121,668        $112,247        $229,675         $214,211
                                                  ========        ========        ========         ========

Net earnings per share
   Basic                                          $    .74        $    .69        $   1.41         $   1.31
   Diluted                                        $    .74        $    .69        $   1.40         $   1.31

Dividends per share                               $    .46        $    .44        $    .92         $    .88

Average number of shares
   Basic                                           163,328         162,238         163,179          163,600
   Diluted                                         164,504         162,277         164,311          163,700



See Notes to Condensed Consolidated Financial Statements.



                                      (3)

                                    UST Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       Six months ended June 30,
                                                                       -------------------------
                                                                       2001                 2000
                                                                       ----                 ----
OPERATING ACTIVITIES
Net cash provided by operating activities                           $258,484              $161,717

INVESTING ACTIVITIES
Purchases of property, plant and equipment                           (13,458)              (28,349)
Dispositions of property, plant and equipment                          1,362                13,631
                                                                    --------              --------
Net cash used in investing activities                                (12,096)              (14,718)
                                                                    --------              --------

FINANCING ACTIVITIES
Proceeds from debt                                                        --              300,000
Repayment of debt                                                     (1,650)             (241,965)
Proceeds from the issuance of stock                                   11,412                 4,103
Restricted deposits                                                  (87,397)                   --
Dividends paid                                                      (150,260)             (143,653)
Stock repurchased                                                         --               (97,470)
                                                                    --------              --------
Net cash used in financing activities                               (227,895)             (178,985)
                                                                    --------              --------

        Increase (decrease) in cash and cash equivalents              18,493               (31,986)

        Cash and cash equivalents at beginning of year                96,034                74,989
                                                                    --------              --------

        Cash and cash equivalents at end of period                  $114,527               $43,003
                                                                    ========               =======
--------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information Cash paid during the period for:
   Income taxes                                                     $137,061              $131,440

   Interest                                                           34,970                11,326
--------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.



                                      (4)

                                    UST Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant's annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts reported on the 2000 Condensed Consolidated Statements of Financial Position and Cash Flows have been reclassified to conform to the 2001 presentation.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Registrant holds certain financial instruments defined as derivatives in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting For Derivatives and Hedging Activities. Registrant has hedged the interest rate risk on its $40 million aggregate principal amount of floating-rate senior notes by holding a ten-year interest rate swap, designated as a cash flow hedge. This hedge is perfectly effective as the terms and conditions of the floating rate debt coincide perfectly with the swap. The fair value of the swap at June 30, 2001 was a net liability of $0.5 million based on a dealer quote, considering current market rates, and was included in "other liabilities" on the Condensed Consolidated Statement of Financial Position. "Accumulated other comprehensive loss" at June 30, 2001 included the accumulated loss on the cash flow hedge (net of taxes) of $0.4 million. This reflects $1.1 million (net of taxes) of other comprehensive income recognized for the quarter ended June 30, 2001 in connection with the net payments/receipts and change in fair value of the swap since March 31, 2001. Registrant anticipates that approximately $0.9 million of the deferred loss on the swap, included in "accumulated other comprehensive loss," will be reclassified into net earnings during the next twelve months as a result of the floating rate interest payable on the hedged senior notes. The amount reclassified from "accumulated other comprehensive loss" to net earnings during the quarter ended June 30, 2001 in connection with this interest rate swap was $0.5 million (net of taxes).

Registrant has entered into French Franc and EURO forward contracts, designated as cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with firm commitments to purchase oak barrels for its wine operations. These hedges are considered perfectly effective as the terms and conditions of the forward contracts coincide perfectly with the underlying purchase commitments. The fair value of the forward contracts at June 30, 2001 was a net liability of $0.1 million, based on foreign exchange rates provided by the respective banking institutions with which these forward contracts were entered into. This balance is included in "other liabilities" on the Condensed Consolidated Statement of Financial Position at June 30, 2001. The accumulated loss on this cash flow hedge (net of taxes)

                                      (5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in "accumulated other comprehensive loss" at June 30, 2001 was not material and Registrant anticipates that all of the deferred loss on the forward contracts, included in "accumulated other comprehensive loss," will be reclassified into net earnings during the next twelve months as all of the related wine barrel purchases will be made by the end of October 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations that are completed after June 30, 2001. In addition, SFAS No. 141 changes the criteria to recognize acquired intangible assets separately from goodwill. SFAS No. 142 eliminates amortization of existing and acquired goodwill and indefinite lived intangible assets and requires goodwill and indefinite lived intangible assets to be reviewed for impairment at least annually, or more frequently if impairment indicators exist. Intangible assets with finite lives will continue to be amortized over their useful lives. Provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Registrant's existing goodwill and intangibles will continue to be amortized until adoption. Registrant will adopt these Statements effective January 1, 2002, as required. During 2002, Registrant will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and the effect of these tests are not expected to have a material impact on Registrant's results of operations, financial position or cash flows.

Registrant will adopt Emerging Issues Task Force (EITF) Issue No. 00-25, "Vendor Income Statement Characterization of Consideration From a Vendor to a Retailer" and Issue No. 00-14, "Accounting for Certain Sales Incentives" in the first quarter of 2002, as required. The income statement reclassifications required by these Issues will have no effect on Registrant's operating income or net earnings.

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, additional minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the second quarter of 2001 and 2000, total comprehensive income, net of taxes, amounted to $121,587,000 and $112,567,000, respectively. For the first six months of 2001 and 2000 total comprehensive income, net of taxes, was $227,292,000 and $214,552,000, respectively.

CAPITAL STOCK

In May 2001, Registrant authorized that 6 million shares of its common stock be reserved for issuance under the 2001 Stock Option Plan. Six million shares of Registrant's treasury stock were canceled for this purpose.




                                      (6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE
(In thousands, except per share amounts)

The following table presents the computation of basic and diluted earnings per share:

                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                          --------                   --------
                                                      2001        2000          2001           2000
                                                      ----        ----          ----           ----
Numerator:
   Net earnings                                     $121,668    $112,247      $229,675       $214,211
                                                    --------    --------      --------       --------
Denominator:
   Denominator for basic earnings per share -
     weighted-average shares                         163,328     162,238       163,179        163,600
   Dilutive effect of employee stock options           1,176          39         1,132            100
                                                    --------    --------      --------       --------
     Denominator for diluted earnings per share      164,504     162,277       164,311        163,700
                                                    ========    ========      ========       ========
Basic earnings per share                            $    .74    $    .69      $   1.41       $   1.31
Diluted earnings per share                          $    .74    $    .69      $   1.40       $   1.31


SEGMENT INFORMATION

Registrant's reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant's international and cigar operations. Interim segment information is as follows:

                                        Three Months ended June 30,        Six Months ended June 30,
                                        ---------------------------        -------------------------
Net Sales to Unaffiliated Customers:        2001             2000            2001            2000
                                            ----             ----            ----            ----
    Tobacco                              $371,701          $347,779        $706,946        $672,010
    Wine                                   42,766            36,810          83,789          73,917
    All other                               7,727             7,452          14,424          14,409
                                         --------          --------        --------        --------
       Net sales                         $422,194          $392,041        $805,159        $760,336
                                         ========          ========        ========        ========

Operating Profit (Loss):
    Tobacco                              $207,330          $196,742        $392,639        $376,382
    Wine                                    3,542             1,159           7,584           3,636
    All other                                (675)           (1,767)         (1,832)         (3,794)
                                         --------          --------        --------        --------
    Operating profit                      210,197           196,134         398,391         376,224
    Corporate expenses                     (3,651)           (3,988)         (7,369)        (10,663)
    Interest, net                          (8,627)           (9,714)        (17,514)        (17,241)
                                         --------          --------        --------        --------
       Earnings before income taxes      $197,919          $182,432        $373,508        $348,320
                                         ========          ========        ========        ========

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



                                      (9)

                                    UST Inc.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (Unaudited)


Results of Operations
Second quarter and six months of 2001 compared with the corresponding periods of 2000

CONSOLIDATED RESULTS

Consolidated net sales for the second quarter of 2001 increased 7.7 percent to $422.2 million, while net sales for the first six months of 2001 increased 5.9 percent to $805.2 million. For the second quarter and first six months of 2001, operating income increased by 7.5 percent to $206.5 million and 7 percent to $391 million, respectively, as compared to the related 2000 periods. In the second quarter of 2001, net earnings increased 8.4 percent to $121.7 million, while basic and diluted earnings per share increased 7.2 percent to $0.74 per share. For the six months ended June 30, 2001, net earnings increased by 7.2 percent to $229.7 million versus $214.2 million during the same period in 2000. Year-to-date basic and diluted earnings per share for 2001 increased 7.6 percent to $1.41 per share and 6.9 percent to $1.40 per share, respectively. The consolidated gross profit percentage decreased slightly for both periods as increased sales of wine products, which sell at lower margins, were partially offset by higher margins achieved by the Smokeless Tobacco segment. Corporate expenses for the second quarter of 2001 decreased slightly from the corresponding 2000 period, and decreased more significantly for the six-month period primarily as a result of prior year hedging losses related to the issuance of debt. Net interest expense for the second quarter of 2001 decreased to $8.6 million, primarily as a result of higher interest income on accumulated cash, partially offset by higher average debt outstanding. For the first six months of 2001, net interest expense approximated the corresponding 2000 period. Income taxes increased in both 2001 periods, as a result of higher earnings before taxes compared to 2000. The effective tax rates for both periods remained level with the corresponding 2000 periods.

SMOKELESS TOBACCO SEGMENT

Smokeless Tobacco segment net sales increased 6.9 percent to $371.7 million for the second quarter of 2001, and increased 5.2 percent to $706.9 million for the six-month period, accounting for 87.8 percent of year-to-date consolidated net sales. The increase for both periods was primarily attributable to higher selling prices for moist smokeless tobacco products as compared to the corresponding 2000 periods, along with higher unit volume for non-premium products. Net unit volume for moist smokeless tobacco products increased 0.9 percent to 169.2 million cans and 0.5 percent to 321.9 million cans for the second quarter and six-month period, respectively. Net unit volume for premium products declined 0.7 percent and 1.3 percent for the second quarter and six-month period, respectively. However, full-priced premium products increased
1.2 percent for the second quarter, driven by strong Skoal Long Cut volume, which posted a 3.3 percent increase. For the six-month period, full-priced premium products net unit volume decreased 1.0 percent. Unit volume results reflect non-premium products contribution of an additional 2.6 million cans and
5.6 million cans to the second quarter and six-month period of 2001, respectively. During the second quarter and six-month period, three new products, Copenhagen Black, Rooster Wild Berry and Red Seal Long Cut Straight, contributed approximately 5 million and 6.2 million cans, respectively to


                                      (10)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

net can sales. Share data based on Registrant's Retail Activity Data Share & Volume Tracking System for the quarter-to-date period ended June 16, 2001, indicates that on a can volume basis, the total category increased approximately
2.6 percent versus the corresponding 2000 period, with premium segment can sales increasing slightly and non-premium can sales increasing approximately 15 percent. The non-premium segment grew 1.9 share points to 17.9 percent of the category. Registrant estimates its total category share for the second quarter declined slightly to 77.8 percent.

Cost of products sold increased 4.6 percent and 3.9 percent in the second quarter and first six months of 2001, respectively, primarily as a result of higher unit costs for moist smokeless tobacco products, along with increased unit volume. Smokeless Tobacco segment gross profit increased 7.3 percent for the second quarter and 5.4 percent for the six-month period, as compared to the similar 2000 periods. The gross profit percentage for both 2001 periods increased slightly versus the corresponding 2000 periods primarily as a result of increased selling prices for moist smokeless tobacco products partially offset by the aforementioned unfavorable factors in cost of products sold. Also favorably affecting the gross margin percentage for the second quarter was the reduction of premium promotional units of 2.6 million cans and non-premium promotional units of 1.0 million cans, in favor of full-priced can sales.

Selling and advertising expenses increased in both 2001 periods, primarily due to greater spending on print media as well as higher spending on promotional activities at retail, partially offset by lower spending on trade promotions. Selling and advertising expenses for the six-month period also reflect lower spending on direct marketing initiatives. Indirect selling expenses also rose in both periods, primarily as a result of increased salaries and related costs along with training attributable to the salesforce. Smokeless Tobacco segment administrative expenses increased in the second quarter primarily as a result of higher tobacco settlement-related charges, legal spending and administrative spending in other areas. For the first six months of 2001, higher ongoing bonding costs associated with Registrant's antitrust litigation and higher tobacco settlement-related charges contributed to the increased administrative expenses.

Operating profit for the Smokeless Tobacco segment increased 5.4 percent to $207.3 million and 4.3 percent to $392.6 million for the second quarter and first six months of 2001, respectively.

WINE SEGMENT

Wine segment net sales increased 16.2 percent to $42.8 million and 13.4 percent to $83.8 million for the quarter and six months ended June 30, 2001, respectively, accounting for 10.4 percent of year-to-date consolidated net sales. Premium wine case volume increases of 18.1 percent and 15.3 percent for the quarter and six-month periods, respectively, were the primary sources of the increased net sales in both periods. The premium case volume growth for the quarter and year-to-date periods was attributable to the Columbia Crest, Chateau Ste. Michelle and Domaine Ste. Michelle brands, with the six-month period reflecting decreased volume for the Villa Mt. Eden brand. Registrant's two leading brands of premium wine, Chateau Ste. Michelle and Columbia Crest accounted for 83.8 percent of Registrant's total year-to-date premium wine sales dollars in 2001.



                                      (11)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Cost of products sold increased significantly for both 2001 periods, primarily as a result of higher premium case volume and higher average unit costs. Gross profit for the Wine segment increased 11.7 percent to $16.1 million and 6.2 percent to $31.4 million for the second quarter and six-month periods, respectively, as the increased premium case unit volume was partially offset by the increased costs. The Wine segment gross profit percentage decreased for both 2001 periods compared to the similar 2000 periods as a result of these factors.

Selling and advertising expenses were lower for both 2001 periods primarily as a result of lower spending for point of sale and media advertising. Indirect selling, administrative and other expenses were slightly lower for the second quarter of 2001, while the decrease for the year-to-date period was more significant, primarily due to a $0.8 million charge in 2000 related to a cancelled acquisition and lower spending in other areas.

For the second quarter and first six months of 2001, operating profit for the Wine segment increased significantly to $3.5 million and $7.6 million, respectively, as compared to $1.2 million and $3.6 million in the corresponding 2000 periods.

ALL OTHER OPERATIONS

Net sales for all other operations for the second quarter of 2001 increased 3.7 percent to $7.7 million. For the six-month period, all other operations net sales of $14.4 million approximated the level of the corresponding 2000 period. Overall, all other operations recorded operating losses of $0.7 million and $1.8 million for the second quarter and first six months of 2001, respectively, compared to operating losses of $1.8 million and $3.8 million for the similar 2000 periods.

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2000

Net cash provided by operating activities increased to $258.5 million as compared to $161.7 million for the corresponding 2000 period, primarily as a result of higher income taxes payable, lower accounts receivable and increased net earnings. The primary sources of cash from operations were net earnings generated by the Smokeless Tobacco segment and increased income taxes payable, while the principal uses of cash in operations were for the reduction of accounts payable and accrued expenses and for purchases of leaf tobacco for use in Registrant's moist smokeless tobacco products. Registrant estimates that 2001 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will approximate amounts expended in 2000.

Net cash used in investing activities was $12.1 million in 2001 versus $14.7 million in 2000. Expenditures in both years relate to purchases of property, plant and equipment, with 2000 also reflecting the disposition of an office building. Registrant expects that spending on the 2001 capital program will approximate $52 million.



                                      (12)

UST Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Net cash used in financing activities increased to $227.9 million from $179 million in 2000. This increase was primarily a result of additional cash deposits required under the $1 billion credit facility as well as lower net proceeds from borrowings, partially offset by the absence of stock repurchases in 2001. Registrant's stock repurchase program has been suspended since the end of the first quarter of 2000, as a result of its antitrust litigation.

Registrant will continue to have significant cash requirements for the remainder of 2001, primarily for payment of dividends, additional cash deposits under the credit facility and capital spending. These requirements are expected to be met by internally generated funds supported by borrowings under existing credit facilities, when necessary.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In April 2001, Registrant entered into several French Franc and Euro foreign currency forward contracts to hedge approximately 50 percent of its 2001 wine barrel purchase commitments. Each of these forward contracts will expire before October 31, 2001, corresponding with the last date at which the underlying barrels can be purchased. The fair value of such contracts at June 30, 2001 was a net liability of $0.1 million.

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



                                      (13)

                                    UST Inc.
                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K for the three months ended June 30, 2001.





                                      (14)

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 UST Inc.
                                              (Registrant)





Date     August 10, 2001               /s/ Robert T. D'Alessandro
         ---------------               -----------------------------------------
                                       Robert T. D'Alessandro
                                       Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)




                                       /s/ James. D. Patracuolla
                                       -----------------------------------------
                                       James D. Patracuolla
                                       Vice President and Controller
                                       (Principal Accounting Officer)


                                      (15)