Form 10-Q
period 2001-09-30
UST INC
filed 2001-11-09
CIK 811669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-17506

UST Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1193986 (I.R.S. Employer Identification No.)

100 West Putnam Avenue, Greenwich, CT	06830

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 661-1100

NONE (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Number of Common shares ($.50 par value) outstanding at September 30, 2001       165,413,056

UST Inc.
(Registrant)
INDEX

		Page No.

Part I. Financial Information:

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statement of Financial Position -
	September 30, 2001 and December 31, 2000	2

	Condensed Consolidated Statement of Earnings -
	Three and nine months ended September 30, 2001 and 2000	3

	Condensed Consolidated Statement of Cash Flows -
	Nine months ended September 30, 2001 and 2000	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Operations and Financial
	Condition	11

Part II. Other Information:

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

(1)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Note)
ASSETS

Current assets

Cash and cash equivalents	$270,585	$96,034

Accounts receivable	75,471	82,698

Inventories:

Leaf tobacco	200,574	199,382

Products in process	138,224	141,561

Finished goods	96,362	88,739

Other materials and supplies	18,724	19,602

	453,884	449,284

Deferred income taxes	10,507	9,907

Income taxes receivable	—	28,915

Prepaid expenses and other current assets	22,023	24,567

Total current assets	832,470	691,405

Property, plant and equipment, net	353,620	358,586

Restricted deposits	629,120	505,755

Other assets	89,020	90,653

Total assets	$1,904,230	$1,646,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current portion of long-term debt	$3,300	$3,300

Accounts payable and accrued expenses	138,791	155,179

Income taxes payable	110,032	14,393

Total current liabilities	252,123	172,872

Long-term debt	863,400	865,875

Postretirement benefits other than pensions	81,663	81,677

Deferred income taxes	175,244	186,559

Other liabilities	78,681	68,844

Contingencies (see note)	—	—

Total liabilities	1,451,111	1,375,827

Stockholders’ equity

Preferred stock — par value $.10 per share:

Authorized - 10 million shares; issued – none	—	—

Common stock — par value $.50 per share:

Authorized - 600 million shares; issued 201,234,656 shares in 2001 and 204,725,616 shares in 2000	100,617	102,372

Additional paid-in capital	569,796	526,996

Retained earnings	855,246	885,074

Accumulated other comprehensive loss	(18,778)	(13,606)

	1,506,881	1,500,836

Less treasury stock – 35,821,600 shares in 2001 and 41,821,600 shares in 2000	1,053,762	1,230,264

Total stockholders’ equity	453,119	270,572

Total liabilities and stockholders’ equity	$1,904,230	$1,646,399

Note:	The statement of financial position at December 31, 2000 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$417,790	$389,862	$1,222,949	$1,150,198

Costs and expenses

Cost of products sold	80,748	74,302	229,593	211,522

Excise taxes	9,360	8,871	26,978	25,863

Selling, advertising and administrative	117,855	115,603	365,529	356,166

Total costs and expenses	207,963	198,776	622,100	593,551

Operating income	209,827	191,086	600,849	556,647

Interest, net	7,820	8,186	25,334	25,427

Earnings before income taxes	202,007	182,900	575,515	531,220

Income taxes	77,785	70,402	221,618	204,511

Net earnings	$124,222	$112,498	$353,897	$326,709

Net earnings per share

Basic	$.76	$.69	$2.16	$2.00

Diluted	$.75	$.69	$2.15	$2.00

Dividends per share	$.46	$.44	$1.38	$1.32

Average number of shares

Basic	164,240	162,624	163,537	163,272

Diluted	165,698	162,966	164,777	163,453

See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2001	2000

OPERATING ACTIVITIES

Net cash provided by operating activities	$493,570	$375,436

INVESTING ACTIVITIES

Purchases of property, plant and equipment	(22,719)	(43,000)

Dispositions of property, plant and equipment	1,343	14,225

Net cash used in investing activities	(21,376)	(28,775)

FINANCING ACTIVITIES

Proceeds from debt	—	300,000

Repayment of debt	(2,475)	(241,965)

Proceeds from the issuance of stock	54,513	11,218

Restricted deposits	(123,365)	—

Dividends paid	(226,316)	(215,331)

Stock repurchased	—	(97,470)

Net cash used in financing activities	(297,643)	(243,548)

Increase in cash and cash equivalents	174,551	103,113

Cash and cash equivalents at beginning of year	96,034	74,989

Cash and cash equivalents at end of period	$270,585	$178,102

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$141,789	$137,528

Interest	55,012	25,186

See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts reported on the 2000 Condensed Consolidated Statement of Financial Position have been reclassified to conform to the 2001 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS or Statement) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for long-lived assets to be disposed of. Provisions outlined in this Statement supercede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and certain provisions of Accounting Principled Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. These new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This is significant as assets classified as held-for-sale are stated at the lower of carrying value or fair value and depreciation is no longer recognized. This Statement will also allow for more dispositions to qualify for discontinued operations treatment in the income statement.

Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement are effective for disposal activities initiated by an entity’s commitment to a plan after the effective date of the Statement. Registrant will adopt this Statement effective January 1, 2002, as required. Registrant currently believes that this Statement will not have an effect on its results of operations, financial position or cash flows, once adopted.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which focuses on accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

Statement 143 is effective for financial statements with fiscal years beginning after June 15, 2002. Registrant will adopt this Statement effective January 1, 2003, if applicable. As it currently stands, this Statement will not affect Registrant’s results of operations, financial position or cash flows.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Registrant will adopt SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002, as required. Prior to June 30, 2002, Registrant will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and the effect of these tests are not expected to have a material impact on Registrant’s results of operations, financial position or cash flows.

Registrant will adopt Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration From a Vendor to a Retailer and Issue No. 00-14, Accounting for Certain Sales Incentives in the first quarter of 2002, as required. The income statement reclassifications required by these Issues will have no effect on Registrant’s operating income or net earnings.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Registrant holds certain financial instruments defined as derivatives in accordance with SFAS No. 133, Accounting For Derivatives and Hedging Activities. Registrant has hedged the interest rate risk on its $40 million aggregate principal amount of floating-rate senior notes by holding a ten-year interest rate swap, designated as a cash flow hedge. This hedge is perfectly effective as the terms and conditions of the floating rate debt coincide perfectly with the swap. The fair value of the swap at September 30, 2001 was a net liability of $4.2 million based on a dealer quote, considering current market rates, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. “Accumulated other comprehensive loss” at September 30, 2001 included the accumulated loss on the cash flow hedge (net of taxes) of $2.7 million. This reflects $2.4 million (net of taxes) of other comprehensive loss recognized for the quarter ended September 30, 2001 in connection with the net payments/receipts and change in fair value of the swap since June 30, 2001. Registrant anticipates that approximately $1.4 million of the deferred loss on the swap, included in “accumulated other comprehensive loss,” will be reclassified into net earnings during the next twelve months as a result of the floating rate interest payable on the hedged senior notes. The amount reclassified from “accumulated other comprehensive loss” to net earnings during the quarter ended September 30, 2001 in connection with this interest rate swap was $0.3 million (net of taxes).

Registrant has entered into French Franc and EURO forward contracts, designated as cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with firm commitments to purchase oak barrels for its wine operations. These hedges are considered perfectly effective as the terms and conditions of the forward contracts coincide perfectly with the underlying purchase commitments. The fair value of the forward contracts at September 30, 2001 was not material and was based on foreign exchange rates provided by the respective banking institutions with which these forward contracts were entered into. This balance is included in “other liabilities” on the Condensed Consolidated Statement of Financial Position at September 30, 2001.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, additional minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the third quarter of 2001 and 2000, total comprehensive income, net of taxes, amounted to $121,433,000 and $112,303,000, respectively. For the first nine months of 2001 and 2000 total comprehensive income, net of taxes, was $348,725,000 and $326,855,000, respectively.

CAPITAL STOCK

In May 2001, Registrant authorized that 6 million shares of its common stock be reserved for issuance under the 2001 Stock Option Plan. Six million shares of Registrant’s treasury stock were cancelled for this purpose.

EARNINGS PER SHARE

(In thousands, except per share amounts)

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:

Net earnings	$124,222	$112,498	$353,897	$326,709

Denominator:

Denominator for basic earnings per share — weighted-average shares	164,240	162,624	163,537	163,272

Dilutive effect of employee stock options	1,458	342	1,240	181

Denominator for diluted earnings per share	165,698	162,966	164,777	163,453

Basic earnings per share	$.76	$.69	$2.16	$2.00

Diluted earnings per share	$.75	$.69	$2.15	$2.00

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant’s international and cigar operations. Interim segment information is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,

Net Sales to Unaffiliated Customers:	2001	2000	2001	2000

Smokeless Tobacco	$359,596	$335,106	$1,066,542	$1,007,116

Wine	49,927	46,939	133,716	120,856

All other	8,267	7,817	22,691	22,226

Net sales	$417,790	$389,862	$1,222,949	$1,150,198

Operating Profit (Loss):

Smokeless Tobacco	$207,323	$190,530	$599,962	$566,912

Wine	6,508	6,115	14,092	9,751

All other	(930)	(2,170)	(2,762)	(5,964)

Operating profit	212,901	194,475	611,292	570,699

Corporate expenses	(3,074)	(3,389)	(10,443)	(14,052)

Interest, net	(7,820)	(8,186)	(25,334)	(25,427)

Earnings before income taxes	$202,007	$182,900	$575,515	$531,220

Registrant’s identifiable assets did not change significantly from amounts appearing in the December 31, 2000 Consolidated Segment Information (See Form 10-K for the year then ended), with the exception of Corporate assets which reflects an increase in cash and cash equivalents.

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

Registrant believes these pending litigation matters will not result in any material liability for a number of reasons, including the fact that Registrant has had only limited involvement with cigarettes and Registrant’s current percentage of total tobacco industry sales is relatively small. Prior to 1986, Registrant manufactured some cigarette products which had a de minimis market share. From May 1, 1982 to August 1, 1994, Registrant distributed a small volume of imported cigarettes and is indemnified against claims relating to those products.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

Registrant is also named in an action in Illinois brought by an individual plaintiff and purporting to state a class action “on behalf of himself and all other persons similarly situated” alleging that Registrant “manipulates the nicotine levels and absorption rates” in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price” of Registrant’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using Registrant’s smokeless tobacco products.

Registrant is also named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are six individuals alleging use of Registrant’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products; five of the six individuals also allege the use of other tobacco products.

Registrant has been named in an action in Florida by an individual plaintiff and his spouse seeking damages and other relief for personal injuries, including “cancer of the tongue,” allegedly sustained by plaintiff as a result of his use of Registrant’s smokeless tobacco products.

Registrant is named in an action in San Francisco, California along with five other smokeless tobacco manufacturers seeking unspecified damages and other relief brought by the City and County of San Francisco and the Environmental Law Foundation purportedly on behalf of “the residents of San Francisco County and the general public” alleging violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code §§25249.6, et seq. (“Proposition 65”) and the California Unfair Competition Act, Business and Professions Code §§17200, et seq. The action alleges, among other things, that the defendants sold smokeless tobacco products in California without providing a “. . . ‘clear and reasonable’ warning that their use results in multiple exposures to substances known to the State of California to cause cancer, birth defects and reproductive harm.”

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant’s willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended. Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on the consolidated financial position of Registrant, but may have a material impact on Registrant’s consolidated financial results for a particular reporting period in which resolved.

On September 11, 2000, Registrant filed its notice of appeal to the United States Court of Appeals for the Sixth Circuit from the final and interlocutory orders entered by the District Court in connection with the Conwood litigation. The appeal will be heard by the United States Court of Appeals for the Sixth Circuit on November 27, 2001. On October 10, 2000, Registrant satisfied the $500 million bonding requirement imposed by the District Court. Registrant believes that the evidence presented at trial was insufficient to support the jury verdict and, as a result, believes that, while there can be no assurances, the judgment should ultimately be reversed on appeal. Registrant

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

is not presently able to reasonably estimate the amount of damages, if any, which may be ultimately imposed and, accordingly, no charge relating to the judgment is reflected in Registrant’s financial statements. While Registrant believes that the judgment should ultimately be reversed, if the adverse judgment is sustained after all appeals, satisfaction of the judgment is likely to have a material adverse effect on Registrant’s consolidated financial results for a particular year, but is not expected to have a material adverse effect on Registrant’s consolidated financial position.

Registrant has been named in three purported class actions filed in state court in Tennessee, New Mexico and West Virginia on behalf of putative class members who were indirect purchasers of Registrant’s smokeless tobacco products in those states during the period April 1996 through March 28, 2000 (Tennessee and New Mexico) and through December 31, 2000 (West Virginia), alleging that Registrant has violated the antitrust laws, unfair or deceptive trade practices statutes and the common law of those states. The plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 after trebling per putative class member, and certain other relief.

Registrant has also been named in a purported class action (reported previously as an individual action and a purported class action and then consolidated on January 8, 2001), filed in federal court in Washington D.C. by wholesalers/distributors of Registrant’s smokeless tobacco products. Plaintiffs allege that Registrant engaged in conduct that violates the federal antitrust laws, including Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act, and that Registrant engaged in this conduct unilaterally and in concert with “its co-conspirators.” Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief.

Each of the foregoing actions is derived directly from the Conwood litigation and therefore will need to overcome the same issues raised by Registrant in its post-trial motions and on appeal. Even if Conwood were ultimately to prevail on issues, which Registrant will challenge on appeal, the plaintiffs in each of these actions will still need to establish additional elements before liability can be imposed upon Registrant. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of these purported class actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for a particular reporting period in which resolved.

OTHER MATTERS

In October 2001, Registrant renewed its $300 million 364-day revolving credit facility entered into with various financial institutions. This revolving credit facility is a component of Registrant’s existing $1 billion financing agreement and will expire on October 8, 2002.

(10)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

Results of Operations
Third quarter and nine months of 2001 compared
with the corresponding periods of 2000

CONSOLIDATED RESULTS

Consolidated net sales increased 7.2 percent to $417.8 million and 6.3 percent to $1.223 billion for the third quarter and first nine months of 2001, respectively. Operating income increased 9.8 percent to $209.8 million for the third quarter and 7.9 percent to $600.8 million for the first nine months compared to the corresponding 2000 periods. For the third quarter of 2001, net earnings increased 10.4 percent to $124.2 million, while basic and diluted earnings per share increased 10.1 percent to $.76 per share and 8.7 percent to $.75 per share, respectively. Net earnings for the first nine months of 2001 increased by 8.3 percent to $353.9 million versus $326.7 million during the same period in 2000. Year-to-date basic and diluted earnings per share for 2001 increased 8 percent to $2.16 per share and 7.5 percent to $2.15 per share, respectively. The consolidated gross profit percentage decreased slightly for both 2001 periods as increased sales of wine products, which sell at lower margins, were partially offset by higher margins achieved by the Smokeless Tobacco segment. Corporate expenses for the third quarter of 2001 decreased slightly from the corresponding 2000 period, and decreased more significantly for the nine-month period primarily as a result of prior year hedging losses related to the issuance of debt. Net interest expense for the third quarter of 2001 decreased slightly to $7.8 million, primarily as a result of higher interest income on accumulated cash and a lower average interest rate on borrowings, partially offset by higher average debt outstanding. For the first nine months of 2001, net interest expense approximated the corresponding 2000 period. Income taxes increased in both 2001 periods as a result of higher earnings before taxes compared to 2000. The effective tax rates for both 2001 periods remained level with the corresponding 2000 periods at 38.5 percent.

SMOKELESS TOBACCO SEGMENT

Smokeless Tobacco segment net sales increased 7.3 percent to $359.6 million for the third quarter of 2001, and increased 5.9 percent to $1.067 billion for the nine-month period, accounting for 87.2 percent of year-to-date consolidated net sales. The increase for both periods was primarily attributable to higher selling prices for moist smokeless tobacco products as compared to the corresponding 2000 periods, as well as higher unit volume for full-priced premium and non-premium products, partially offset by lower promotional unit volume. Net unit volume for moist smokeless tobacco products increased 0.7 percent to 158.2 million cans and 0.6 percent to 480.1 million cans for the third quarter and nine-month period, respectively. Premium products net unit volume decreased 0.5 percent and 1.0 percent for the third quarter and nine-month period, respectively. However, net unit volume for full-priced premium products showed an increase of 3.9 percent for the third quarter, primarily due to Skoal Long Cut, which posted a 7.4 percent increase over the corresponding 2000 period. Premium promotional can sales in the third quarter were reduced by 6.2 million cans compared to the corresponding 2000 period, accounting for the difference between full-priced premium and total premium can sales. Unit volume results reflect non-premium products

(11)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

contribution of an additional 1.9 million cans and 7.5 million cans to the third quarter and first nine months of 2001, respectively. Registrant introduced three products within the past year, Copenhagen Black, Rooster Wild Berry and Red Seal Long Cut Straight, which contributed approximately 7.9 million cans to net unit volume in the nine-month period. Share data based on Registrant’s Retail Activity Data Share & Volume Tracking System (measuring shipments to retail) for the quarter-to-date period ended September 8, 2001, indicates that on a can volume basis, total category retail shipments increased approximately 2.5 percent, while Registrant’s retail shipments increased 2.7 percent and its share increased slightly to 77.5 percent, versus the corresponding 2000 period. Registrant’s premium retail shipments and non-premium retail shipments increased 1.3 percent and 23.7 percent, respectively, during that period. Although the premium segment declined as a percentage of the total category, Registrant’s share of that segment increased 1 share point. Non-premium retail shipments increased 14.3 percent, resulting in an 18.3 percent share of the total category, while Registrant’s share of that segment increased 2.3 share points versus the similar 2000 period.

Cost of products sold increased 4.5 percent and 4.1 percent in the third quarter and first nine months of 2001, respectively, primarily as a result of higher unit cost incurred in production of Registrant’s moist smokeless tobacco products, along with increased unit volume. Gross profit for the segment increased 7.8 percent for the third quarter and 6.2 percent for the nine-month period, compared to the corresponding 2000 periods. The gross profit percentage for both 2001 periods increased slightly versus the equivalent 2000 periods primarily as higher selling prices for moist smokeless tobacco products, which included a shift in the mix from promotional to full-priced premium can sales, more than offset the increase in cost of products sold.

Selling and advertising expenses increased in both 2001 periods, primarily due to greater spending on print media and higher planned spending on promotional activities at retail, partially offset by lower spending on trade promotions and direct marketing initiatives. Indirect selling expenses also rose in both periods, primarily as a result of increased salaries and related costs as well as higher spending on market research. The nine-month period also included greater spending on training for the salesforce. Administrative expenses increased in the third quarter and first nine months of 2001, primarily due to higher ongoing bonding costs associated with Registrant’s antitrust litigation and administrative spending in other areas, partially offset by lower legal costs. The increased administrative expenses for the nine-month period also included higher ongoing tobacco settlement-related charges as compared to the corresponding 2000 period.

Operating profit for the Smokeless Tobacco segment increased 8.8 percent to $207.3 million and 5.8 percent to $600 million for the third quarter and first nine months of 2001, respectively.

WINE SEGMENT

Wine segment net sales increased 6.4 percent to $49.9 million and 10.6 percent to $133.7 million for the quarter and nine months ended September 30, 2001, respectively, accounting for 10.9 percent of year-to-date consolidated net sales. The increased net sales were primarily a result of premium wine case volume increases of 8.3 percent and 12.6 percent for the third quarter and first nine months of 2001, respectively. The premium case volume growth for both periods was primarily attributable to volume increases of 12.9 percent in the third quarter and 17.1 percent in the nine-month period for the Columbia Crest and Chateau Ste. Michelle brands. Registrant’s two leading brands of premium wine, Chateau Ste. Michelle and Columbia Crest accounted for 83.2 percent of Registrant’s total year-to-date premium wine sales dollars in 2001.

(12)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Cost of products sold increased significantly for both 2001 periods, primarily as a result of higher premium case volume and higher average unit cost. Gross profit for the Wine segment decreased 2.1 percent to $17.6 million for the third quarter, as higher average unit cost more than offset increased premium case volume. For the nine-month period, gross profit increased 3.0 percent to $49 million. The Wine segment gross profit percentage decreased for both 2001 periods compared to the similar 2000 periods primarily as a result of higher average unit cost.

Selling and advertising expenses were lower for both 2001 periods primarily as a result of lower spending for point of sale advertising. Indirect selling, administrative and other expenses for the third quarter of 2001 approximated the corresponding 2000 period. These expenses decreased for the nine-month period, primarily due to a $0.8 million charge in 2000 related to a cancelled acquisition and lower spending in other areas.

For the third quarter and first nine months of 2001, operating profit for the Wine segment increased 6.4 percent to $6.5 million and 44.5 percent to $14.1 million, respectively, as compared to $6.1 million and $9.8 million in the corresponding 2000 periods.

ALL OTHER OPERATIONS

Net sales for all other operations increased 5.8 percent to $8.3 million and 2.1 percent to $22.7 million for the third quarter and first nine months of 2001. Overall, all other operations recorded operating losses of $0.9 million and $2.8 million for the third quarter and nine-month period, respectively, compared to operating losses of $2.2 million and $6.0 million for the comparable 2000 periods.

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2000

Net cash provided by operating activities increased to $493.6 million from $375.4 in the corresponding 2000 period, primarily as a result of higher net earnings, increased income taxes payable and lower accounts receivable. The primary sources of cash from operations were net earnings generated by the Smokeless Tobacco segment and increased income taxes payable, while the main use of cash in operations was for the reduction of accounts payable and accrued expenses and for purchases of leaf tobacco for use in moist smokeless tobacco products. Registrant estimates that 2001 raw material inventory purchases and other related costs, for leaf tobacco and grapes, will approximate amounts expended in 2000.

Net cash used in investing activities was $21.4 million in 2001 compared to $28.8 million in 2000. Expenditures in both years include purchases of property, plant and equipment, while 2000 also includes the disposition of an office building. Registrant anticipates that spending associated with the 2001 capital program will approximate $44 million.

(13)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Net cash used in financing activities increased to $297.6 million from $243.5 million in 2000. This increase was primarily due to additional cash deposits required under the $1 billion credit facility as well as lower net proceeds from borrowings, partially offset by the absence of share repurchases along with higher proceeds from the issuance of stock in 2001. Registrant’s stock repurchase program has been suspended since the end of the first quarter of 2000 as a result of its antitrust litigation.

Registrant’s cash requirements for the remainder of 2001 will primarily be for payment of income taxes and dividends, additional cash deposits under the credit facility and capital spending. These requirements are expected to be met by internally generated funds supported by borrowings under existing credit facilities, if necessary.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since June 30, 2001.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of Registrant’s 2000 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.

(14)

UST Inc.
PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

	(b)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended September 30, 2001.

(15)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.

(Registrant)

Date	November 9, 2001	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro

Senior Vice President and

Chief Financial Officer

(Principal Financial Officer)

/s/ James D. Patracuolla

James D. Patracuolla

Vice President and Controller

(Principal Accounting Officer)

(16)