Form 10-K405
period 2001-12-31
UST INC
filed 2002-03-08
CIK 811669

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

 [X]

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Registrant’s telephone number, including area code: (203) 661-1100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock — $.50 par value	New York Stock Exchange
Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 1, 2002, the aggregate market value of Registrant’s Common Stock, $.50 par value, held by non-affiliates of Registrant (which for this purpose does not include directors or officers) was $5,742,137,388.

     As of February 1, 2002, there were 168,337,406 shares of Registrant’s Common Stock, $.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of UST Annual Report to stockholders for the fiscal year ended December 31, 2001 and filed as an exhibit as required by Item 601(b)(13) of Regulation S-K Parts I & II

Certain pages of UST 2002 Notice of Annual Meeting and Proxy Statement Part III

PART I

Item 1 — Business

General

      UST Inc. was formed on December 23, 1986 as a Delaware corporation. Pursuant to a reorganization approved by stockholders at the 1987 Annual Meeting, United States Tobacco Company became a wholly owned subsidiary of UST Inc. on May 5, 1987. Effective January 1, 2001, United States Tobacco Company changed its name to U.S. Smokeless Tobacco Company. UST Inc., through its subsidiaries (collectively “Registrant” unless the context otherwise requires), is engaged in manufacturing and marketing consumer products in the following operating segments:

Smokeless Tobacco Products: Registrant’s primary activities are manufacturing and marketing smokeless tobacco (snuff and chewing tobacco).

Wine: Registrant produces and markets premium varietal and blended wines.

All Other Operations: Registrant’s international operation which markets moist smokeless tobacco and its cigar operation which manufactures and markets premium cigars are included in all other operations.

Operating Segment Data

      Registrant hereby incorporates by reference the Consolidated Segment Information pertaining to the years 1999 through 2001 set forth on page 23 of its Annual Report to stockholders for the fiscal year ended December 31, 2001 (“Annual Report”), which page is included in Exhibit 13.

SMOKELESS TOBACCO PRODUCTS

Principal Products

      Registrant’s principal smokeless tobacco products and brand names are as follows:

Moist —	COPENHAGEN, SKOAL LONG CUT, SKOAL, COPENHAGEN LONG CUT, RED SEAL, SKOAL BANDITS, ROOSTER

Dry — BRUTON, CC, RED SEAL

      It has been claimed that the use of tobacco products, including smokeless tobacco, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission. A federal excise tax was imposed in 1986, which was increased in 1991, 1993, 1997, 2000 and 2002. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 2002. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2002. Registrant is unable to assess the future effects these various actions may have on its smokeless tobacco business.

      On August 28, 1996, the Food and Drug Administration (“FDA”) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a “drug” and purporting to regulate smokeless tobacco products as a “medical device.” Registrant and other smokeless tobacco manufacturers filed suit against FDA seeking a judicial declaration that FDA has no authority to regulate smokeless tobacco products. On April 25, 1997, a federal district court ruled that FDA, as a matter of law, was not precluded from regulating smokeless tobacco as “medical devices” and implementing certain labeling and access restrictions. The court, granting Registrant’s motion for summary judgment, also ruled that FDA had no authority to implement restrictions on the advertising and promotion of smokeless tobacco products. The court issued an injunction to prohibit most of the restrictions (labeling, access and advertising/promotion) set for August 28, 1997 from taking effect, pending resolution of any appeals and subsequent proceedings; the court also certified the ruling for interlocutory appeal on the grounds that it involved “controlling questions of law as to which there is substantial ground for difference of opinion.” On August 14, 1998, the Fourth Circuit Court of Appeals ruled in favor of Registrant and other tobacco product manufacturers stating that FDA lacked jurisdiction to regulate tobacco products and that all of the regulations published by FDA on August 28, 1996 were invalid. On January 19, 1999, FDA filed a petition for certiorari seeking review of the Fourth Circuit’s ruling by the United States Supreme Court which was granted on April 23, 1999. On March 21, 2000, the United States Supreme Court affirmed the Fourth Circuit’s decision holding that FDA lacks jurisdiction to regulate tobacco products.

      On November 23, 1998, Registrant entered into the Smokeless Tobacco Master Settlement Agreement (the “Settlement Agreement”) with attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated by various attorneys general against Registrant. The Settlement Agreement required Registrant to adopt various marketing and advertising restrictions and make payments expected to total $100 million, plus a minimum 3% inflationary adjustment per annum, over ten years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes.

Raw Materials

      Except as noted below, raw materials essential to Registrant’s business are generally purchased in domestic markets under competitive conditions.

      Registrant purchased all of its leaf tobacco from domestic suppliers in 2001. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by Registrant from domestic and other sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by Registrant for a period of two to three years prior to their use.

      Registrant or its suppliers purchase certain flavoring components used in Registrant’s tobacco products from foreign sources.

      At the present time, Registrant has no reason to believe that future raw material requirements for its tobacco products will not be satisfied. However, the continuing availability and the cost of tobacco is dependent upon a variety of factors which cannot be predicted, including weather, growing conditions, disease, local planting decisions, overall market demands and other factors.

Working Capital

      The principal portion of Registrant’s operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for manufacturing of smokeless tobacco products, to ensure a two to three year aging process prior to use.

Customers

      Registrant markets its moist smokeless tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 32% of Registrant’s gross sales of tobacco products are made to four customers, one of which, McLane Co. Inc., a national distributor, accounts for approximately 19% of Registrant’s consolidated revenue. Registrant has maintained satisfactory relationships with its customers for many years.

Competitive Conditions

      The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than Registrant and many smaller ones. The larger companies concentrate on the manufacture and marketing of cigarettes, one of which also manufactures and markets smokeless tobacco products. Registrant is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, Registrant competes actively with both larger and smaller companies in the marketing of its tobacco products. Registrant’s principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, price, product recognition and distribution.

WINE

      Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 40% of Registrant’s wine sales are made to two distributors, no one of which accounts for more than 25% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

      It has been claimed that the use of alcohol beverages may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about alcohol beverages and health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, inter alia, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 2002. Also in recent years, increased regulation of alcohol beverages by various states included, inter alia, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 2002. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

      Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located in Washington and California and purchased bulk wine from other sources. Total grape tonnage harvested and purchased in 2001 was higher than in 2000. The supply of grapes is adequate to meet expected demand.

      Registrant’s principal competition comes from many larger, well-established national and international companies, as well as many smaller wine producers. Registrant’s principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Registrant is a minor factor in the total nationwide business of producing wines.

ALL OTHER OPERATIONS

      All other operations consist of the international operation which markets moist smokeless tobacco in select markets and the cigar operation which manufactures and markets the premium cigar brands, DON TOMÁS and ASTRAL. None of the above, singly, constitutes a material portion of Registrant’s operations.

      It has been claimed that the use of tobacco products, including cigars, may be harmful to health. Registrant believes that an unresolved controversy continues to exist among scientists concerning the claims made about tobacco and health. The federal excise tax on cigars was last increased in 1993. On July 25, 1997, a public health group filed a petition with FDA requesting that the agency initiate proceedings to assert jurisdiction over cigars as “nicotine delivery systems.” Notwithstanding the United States Supreme Court’s ruling that FDA has no jurisdiction over cigarettes and smokeless tobacco products, if FDA attempts to assert jurisdiction over cigars and promulgates regulations, and the regulations survive a judicial challenge, those regulations would impose severe restrictions on the advertising, marketing and promotion of cigar products and would require Registrant to comply with a wide range of labeling, reporting and other requirements with respect to its cigar products. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of warning notices on cigar products, ingredient and constituent disclosure, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 2002. In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, additional proposed warning notices on cigar products, the imposition of significantly higher taxes, advertising bans and restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2002. Registrant is unable to assess the future effects these various actions may have on its cigar business.

ADDITIONAL BUSINESS INFORMATION

Environmental Regulations

      Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of Registrant.

Number of Employees

      Registrant’s average number of employees during 2001 was 4,691.

Trademarks

      Registrant markets consumer products under a large number of trademarks. All of Registrant’s trademarks either have been registered or applications therefor are pending with the United States Patent and Trademark Office.

Seasonal Business

      No material portion of the business of any operating segment of Registrant is seasonal.

Orders

      Backlog of orders is not a material factor in any operating segment of Registrant.

Item 2 — Properties

      Set forth below is information concerning principal facilities and real properties of Registrant.

	Buildings In
	Approximate
Location	Square Feet	Activities

Tobacco Facilities:

Nashville, Tennessee	973,000	Office and manufacturing plants for moist and dry smokeless tobacco products, plastic injection molding operation for production of cans and lids, manufacturing engineering department, research and development laboratory and warehouse for distribution of various products.

Hopkinsville, Kentucky	1,010,000	Office, plants and warehouses for tobacco leaf handling, processing and storage and for manufacture of dry flour for smokeless tobacco products.

Franklin Park, Illinois	505,000	Office and manufacturing plant for moist smokeless tobacco products, fiberboard can operations and warehouse for distribution of various products.

Wine Facilities:

Paterson, Washington	911,800	Winery, distribution, storage facility, office and retail shop.

Woodinville, Washington	195,000	Winery, distribution and storage facility, executive and sales offices and retail shop.

Grandview, Washington	40,000	Winery and storage facility.

Hopland, California	50,000	Winery and storage facility.

St. Helena, California	20,000	Winery and storage facility.

Other Facilities:

Tampa, Florida	57,000	Office, warehouse and cigar distribution center.

Danli, Honduras, C.A.	257,000	Office, warehouses and manufacturing plant for cigars and boxes.

Talanga, Honduras, C.A.	107,000	Office, warehouse and barns.

Santiago, Dominican Republic	16,000	Office and manufacturing plant for cigars.

Headquarters:

Greenwich, Connecticut	146,000	Executive, sales and general offices in several buildings.

	Land In
	Approximate
Location	Acres	Activities

Yakima and Benton Counties, Washington and Mendocino County, California	3,374	Vineyards.

      Such principal properties in Registrant’s operations were utilized only in connection with Registrant’s business operations. Registrant believes that the above properties at December 31, 2001 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity. All principal properties are owned in fee by Registrant.

Item 3 — Legal Proceedings

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

      In The City and County of San Francisco, et al. v. United States Tobacco Company, et al. (No. 993992 - JCCP4042), Superior Court of the State of California, San Diego County, on December 17, 2001, the court entered an Order re: Approval and Entry of Stipulation and Judgment, thereby approving the parties’ agreement to resolve this action brought by the City and County of San Francisco and the Environmental Law Foundation purportedly on behalf of “the residents of San Francisco County and the general public” alleging violation of The Safe Drinking Water and Toxic Enforcement Act of 1986, Health and Safety Code Sections 25249.6, et seq. (“Proposition 65”) and the California Unfair Competition Act, Business and Professions Code Sections 17200, et seq. against smokeless tobacco manufacturers and certain retailers. Pursuant to the terms of the Stipulation and Judgment, Registrant and other smokeless tobacco manufacturers agreed (i) to pay $2.75 million, which will be used to fund education and grant programs concerning smokeless tobacco products and/or Proposition 65 and pay attorneys’ fees, and (ii) to undertake certain non-economic measures, including providing Proposition 65 signage to certain retailers of smokeless tobacco products in the state of California.

Other Litigation

      On September 11, 2000, Registrant filed its notice of appeal to the United States Court of Appeals for the Sixth Circuit from the final and interlocutory orders entered by the District Court in connection with the Conwood litigation in which a Kentucky jury rendered a verdict against Registrant on March 28, 2000, awarding $350 million in compensatory damages which, when entered as a judgment, was subject to trebling under federal antitrust laws to $1.05 billion plus interest and other costs. The appeal was heard on November 27, 2001. To date, the court has not ruled. On October 10, 2000, Registrant satisfied the $500 million bonding requirement imposed by the District Court. Registrant believes that the evidence presented at trial was insufficient to support the jury verdict and, as a result, believes that, while there can be no assurances, the judgment should ultimately be reversed on appeal. Registrant is not presently able to reasonably estimate the amount of damages, if any, which may be ultimately imposed and, accordingly, no charge relating to the judgment is reflected in Registrant’s financial statements. While Registrant believes that the judgment should ultimately be reversed, if the adverse judgment is sustained after all appeals, satisfaction of the judgment is likely to have a material adverse effect on Registrant’s consolidated financial results for a particular year, but is not expected to have a material adverse effect on Registrant’s consolidated financial position.

      Registrant is named in three purported class actions filed in state court in Tennessee, New Mexico and West Virginia on behalf of putative class members who were indirect purchasers of Registrant’s smokeless tobacco products in those states during the period April 1996 through March 28, 2000 (Tennessee and New Mexico) and through December 31, 2000 (West Virginia), alleging that Registrant has violated the antitrust laws, unfair or deceptive trade practices statutes and the common law of those states. The plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 after trebling per putative class member, and certain other relief. The actions are similar in all material respects.

      Registrant is also named in a purported class action (reported previously as an individual action and a purported class action and then consolidated on January 8, 2001), filed in the United States District Court for the District of Columbia by wholesalers/ distributors of Registrant’s smokeless tobacco products. Plaintiffs allege that Registrant engaged in conduct that violates the federal antitrust laws, including Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act, and that Registrant engaged in this conduct unilaterally and in concert with “its co-conspirators”. Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief.

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

      In Miami Cigar & Company v. UST Inc. et al.,(No. 99-16881), Circuit Court, Miami-Dade County, Florida, an action involving a commercial dispute alleging breach of contract and other claims in conjunction with the supply of cigars, on February 14, 2002, a jury rendered a verdict against U.S. Cigar Sales, Inc. and other affiliated companies of Registrant, awarding $43 million in compensatory and punitive damages to the plaintiff, a former distributor. Registrant intends to pursue post-trial remedies, and in the event the verdict is not vacated or a new trial ordered, Registrant intends to appeal to the Florida District Court of Appeal.

      Registrant believes, and has been so advised by counsel handling the case, that the evidence submitted at trial and the applicable law were insufficient to support the jury’s verdict and, as a result, Registrant believes that, while there can be no assurances, the verdict should ultimately be substantially reduced or reversed by the trial judge or on appeal. While Registrant believes that the verdict should ultimately be substantially reduced or reversed, if the adverse verdict is sustained after all appeals, satisfaction of the verdict is likely to have a material adverse effect on Registrant’s consolidated financial results for a particular reporting period in which resolved, but it is not expected to have a material adverse effect on Registrant’s consolidated financial position.

Item 4 — Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of February 1, 2002 is set forth below:

Name	Office	Age

Vincent A. Gierer, Jr.	Chairman of the Board, Chief Executive Officer and President	54

Richard H. Verheij	Executive Vice President and General Counsel	43

Robert T. D’Alessandro	Senior Vice President and Chief Financial Officer	48

Richard A. Kohlberger	Senior Vice President	56

Theodor P. Baseler	President — International Wine & Spirits Ltd.	47

Murray S. Kessler	President — U.S. Smokeless Tobacco Company	42

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

      Mr. Verheij has served as Executive Vice President and General Counsel since May 7, 1996. He served as Senior Vice President and General Counsel from December 1, 1994 to May 6, 1996. Mr. Verheij has been employed by Registrant since November 24, 1986.

      Mr. D’Alessandro has served as Senior Vice President and Chief Financial Officer since January 3, 2000. He served as Senior Vice President and Controller from January 1, 1996 until January 2, 2000. Mr. D’Alessandro has been employed by Registrant since May 4, 1981.

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

      Mr. Kessler has served as President of U.S. Smokeless Tobacco Company since April 6, 2000. He served as Senior Vice President from January 3, 2000 to April 5, 2000. From March 1998 to December 1999, Mr. Kessler served as Vice President of Vlasic Foods International Inc. and President, Swanson Frozen Foods Division. From October 1997 to March 1998, he served as General Manager of the Swanson Division of Campbell Soup Company. From September 1995 to October 1997, Mr. Kessler served as Vice President — Sales and Marketing of Pace Foods, a division of Campbell Soup Company. Mr. Kessler has been employed by Registrant since January 3, 2000. On January 29, 2001, Vlasic Foods International Inc. filed for bankruptcy.

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

      Registrant hereby incorporates by reference the information with respect to the market for its common stock, $.50 par value (“Common Stock”), and related security holder matters set forth on page 38 of its Annual Report, which page is included in Exhibit 13. Registrant’s Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. As of February 1, 2002, there were approximately 7,800 stockholders of record of its Common Stock.

Item 6 — Selected Financial Data

      Registrant hereby incorporates by reference the Consolidated Selected Financial Data — Eleven Years set forth on pages 42 and 43 of its Annual Report, which pages are included in Exhibit 13.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Registrant hereby incorporates by reference the Management’s Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 15-22 of its Annual Report, which pages are included in Exhibit 13.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

      Registrant hereby incorporates by reference Market Risk Disclosures included in Management’s Discussion and Analysis of Results of Operations and Financial Condition set forth on page 21 of its Annual Report, which page is included in Exhibit 13.

Item 8 — Financial Statements and Supplementary Data

      Registrant hereby incorporates by reference the report of independent auditors and the information contained in the consolidated financial statements, including the notes thereto set forth on pages 23-41 of its Annual Report, which pages are included in Exhibit 13.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2002 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth herein following Item 4 of this Report.

Item 11 — Executive Compensation

      Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption “Compensation of Executive Officers” in its Notice of 2002 Annual Meeting and Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

      Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2002 Annual Meeting and Proxy Statement.

      Registrant hereby incorporates by reference the information with respect to the security ownership of persons known to the Company to beneficially own more than 5% of the Company’s outstanding stock, which is contained under the caption “Beneficial Ownership of Common Stock” in its Notice of 2002 Annual Meeting and Proxy Statement.

Item 13 — Certain Relationships and Related Transactions

      Registrant hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption “Indebtedness of Management” in its Notice of 2002 Annual Meeting and Proxy Statement.

PART IV

Item 14 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report:

      (1) The following consolidated financial statements of Registrant included in the Annual Report are incorporated by reference in Item 8 and included in Exhibit 13:

Consolidated Statement of Earnings — Years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Financial Position — December 31, 2001 and 2000

Consolidated Statement of Cash Flows — Years ended December 31, 2001, 2000 and 1999

Consolidated Statement of Changes in Stockholders’ Equity — Years ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

      (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

3.1		—	Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
3.2		—	By-Laws adopted on December 23, 1986, and amended and restated effective October 22, 1998, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1998.
4.1		—	Indenture dated as of May 27, 1999, between UST Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 30, 1999.
4.2		—	Form of certificate of 7.25% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
4.3		—	Form of certificate of Floating Rate Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on August 16, 1999.
4.4		—	Form of certificate of 8.80% Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on May 12, 2000.
10.1	*	—	Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.

10.2*	—	Employment Agreement entered into on December 14, 2000 between Registrant and Richard H. Verheij, an Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.
10.3*	—	Employment Agreement entered into on June 30, 2000 between Registrant and Richard A. Kohlberger, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2000.
10.4*	—	Form of Severance Agreement dated October 27, 1986 between Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.5*	—	1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement filed on April 14, 1989.
10.6*	—	1992 Stock Option Plan, as amended and restated as of December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated March 20, 2000.
10.7*	—	Incentive Compensation Plan, as amended and restated as of January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.8*	—	Amendment to Incentive Compensation Plan, effective September 25, 1997, incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1997.
10.9*	—	Officers’ Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.10*	—	Nonemployee Directors’ Retirement Plan, as amended and restated as of January 1, 2002.
10.11	—	Directors’ Supplemental Medical Plan, as amended and restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.12*	—	Nonemployee Directors’ Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.13*	—	Amendment to Nonemployee Directors’ Stock Option Plan, effective June 30, 2000, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2000.
10.14*	—	Nonemployee Directors’ Restricted Stock Award Plan effective January 1, 1999, incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.
10.15*	—	2001 Stock Option Plan incorporated by reference to Appendix II to 2001 Notice of Annual Meeting and Proxy Statement dated March 23, 2001.
10.16	—	$1 Billion Credit Agreement dated as of October 10, 2000, and incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 18, 2000.
13	—	Pages 15-43 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21	—	Subsidiaries of UST.
23	—	Consent of Independent Auditors.

(b)	No current reports on Form 8-K were filed during the fourth quarter of Registrant’s most recent fiscal year.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.

SIGNATURE PAGE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Inc.

Date: March 8, 2002

By:	/s/ VINCENT A. GIERER, JR.

Vincent A. Gierer, Jr.
Chairman of the Board, Chief Executive
Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

March 8, 2002	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	/s/ VINCENT A. GIERER, JR. -------------------------------------------------------- Vincent A. Gierer, Jr.

March 8, 2002	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBERT T. D’ALESSANDRO -------------------------------------------------------- Robert T. D’Alessandro

March 8, 2002	Vice President and Controller (Principal Accounting Officer)	/s/ JAMES D. PATRACUOLLA -------------------------------------------------------- James D. Patracuolla

March 8, 2002	Director	/s/ JOHN P. CLANCEY -------------------------------------------------------- John P. Clancey

March 8, 2002	Director	/s/ EDWARD H. DEHORITY, JR. -------------------------------------------------------- Edward H. DeHority, Jr.

March 8, 2002	Director	/s/ PATRICIA DIAZ DENNIS -------------------------------------------------------- Patricia Diaz Dennis

March 8, 2002	Director	/s/ ELAINE J. EISENMAN -------------------------------------------------------- Elaine J. Eisenman

March 8, 2002	Director	/s/ EDWARD T. FOGARTY -------------------------------------------------------- Edward T. Fogarty

March 8, 2002	Chairman of the Board	/s/ VINCENT A. GIERER, JR. -------------------------------------------------------- Vincent A. Gierer, Jr.

March 8, 2002	Director	/s/ P.X. KELLEY -------------------------------------------------------- P.X. Kelley

March 8, 2002	Director	/s/ PETER J. NEFF -------------------------------------------------------- Peter J. Neff

March 8, 2002	Director	/s/ LOWELL P. WEICKER, JR. -------------------------------------------------------- Lowell P. Weicker, Jr.

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
3.2	—	By-Laws adopted on December 23, 1986, and amended and restated effective October 22, 1998, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1998.
4.1	—	Indenture dated as of May 27, 1999, between UST Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 30, 1999.
4.2	—	Form of certificate of 7.25% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
4.3	—	Form of certificate of Floating Rate Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on August 16, 1999.
4.4	—	Form of certificate of 8.80% Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on May 12, 2000.
10.1*	—	Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*	—	Employment Agreement entered into on December 14, 2000 between Registrant and Richard H. Verheij, an Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.
10.3*	—	Employment Agreement entered into on June 30, 2000 between Registrant and Richard A. Kohlberger, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2000.
10.4*	—	Form of Severance Agreement dated October 27, 1986 between Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.5*	—	1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement filed on April 14, 1989.
10.6*	—	1992 Stock Option Plan, as amended and restated as of December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated March 20, 2000.
10.7*	—	Incentive Compensation Plan, as amended and restated as of January 1, 1996, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1996.
10.8*	—	Amendment to Incentive Compensation Plan, effective September 25, 1997, incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1997.
10.9*	—	Officers’ Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.10*	—	Nonemployee Directors’ Retirement Plan, as amended and restated as of January 1, 2002.
10.11	—	Directors’ Supplemental Medical Plan, as amended and restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.12*	—	Nonemployee Directors’ Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.13*	—	Amendment to Nonemployee Directors’ Stock Option Plan, effective June 30, 2000, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 3, 2000.
10.14*	—	Nonemployee Directors’ Restricted Stock Award Plan effective January 1, 1999, and incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.
10.15*	—	2001 Stock Option Plan incorporated by reference to Appendix II to 2001 Notice of Annual Meeting and Proxy Statement dated March 23, 2001.
10.16	—	$1 Billion Credit Agreement dated as of October 10, 2000, and incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 18, 2000.
13	—	Pages 15-43 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21	—	Subsidiaries of UST.
23	—	Consent of Independent Auditors.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.