Form 10-Q
period 2002-03-31
UST INC
filed 2002-05-10
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-17506

UST Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1193986

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Putnam Avenue, Greenwich, CT	06830

(Address of principal executive offices)	(Zip Code)

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

Number of Common shares ($.50 par value) outstanding at March 31, 2002	168,906,436

UST Inc.

(Registrant)

INDEX

		Page No.
Part I.	Financial Information:

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statement of Financial Position - March 31, 2002 and December 31, 2001	2

	Condensed Consolidated Statement of Earnings - Three months ended March 31, 2002 and 2001	3

	Condensed Consolidated Statement of Cash Flows - Three months ended March 31, 2002 and 2001	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Operations and Financial Condition	10

Part II.	Other Information:

Item 1.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

(1)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note)
ASSETS

Current assets

Cash and cash equivalents	$305,139	$271,969

Accounts receivable	75,531	85,423

Inventories:

Leaf tobacco	230,896	215,728

Products in process	168,026	171,730

Finished goods	89,804	88,978

Other materials and supplies	18,963	17,384

	507,689	493,820

Deferred income taxes	16,900	16,855

Prepaid expenses and other current assets	22,155	23,892

Total current assets	927,414	891,959

Property, plant and equipment, net	370,500	369,568

Restricted deposits	682,926	659,897

Other assets	84,052	90,278

Total assets	$2,064,892	$2,011,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Current portion of long-term debt	$3,300	$3,300

Accounts payable and accrued expenses	100,781	171,610

Income taxes payable	111,462	47,552

Total current liabilities	215,543	222,462

Long-term debt	861,750	862,575

Postretirement benefits other than pensions	81,902	81,679

Deferred income taxes	182,012	183,524

Other liabilities	80,887	80,400

Contingencies (see note)	—	—

Total liabilities	1,422,094	1,430,640

Stockholders’ equity

Preferred stock — par value $.10 per share:

Authorized - 10 million shares; issued — none	—	—

Common stock — par value $.50 per share:

Authorized - 600 million shares; issued 204,728,036 shares in 2002 and 203,420,506 shares in 2001	102,364	101,710

Additional paid-in capital	673,615	635,380

Retained earnings	938,730	915,990

Accumulated other comprehensive loss	(18,149)	(18,256)

	1,696,560	1,634,824

Less treasury stock - 35,821,600 shares	1,053,762	1,053,762

Total stockholders’ equity	642,798	581,062

Total liabilities and stockholders’ equity	$2,064,892	$2,011,702

Note:	The statement of financial position at December 31, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,

	2002	2001

Net sales	$375,214	$376,244

Costs and expenses

Cost of products sold	70,828	72,532

Excise taxes	9,792	8,257

Selling, advertising and administrative	116,248	110,979

Total costs and expenses	196,868	191,768

Operating income	178,346	184,476

Interest, net	9,579	8,887

Earnings before income taxes	168,767	175,589

Income taxes	64,974	67,582

Net earnings	$103,793	$108,007

Net earnings per share

Basic	$.62	$.66

Diluted	$.61	$.66

Dividends per share	$.48	$.46

Average number of shares

Basic	168,383	163,029

Diluted	170,300	164,115

See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2002	2001

OPERATING ACTIVITIES

Net cash provided by operating activities	$110,935	$141,312

INVESTING ACTIVITIES

Purchases of property, plant and equipment	(10,303)	(6,546)

Dispositions of property, plant and equipment	773	1,128

Net cash used in investing activities	(9,530)	(5,418)

FINANCING ACTIVITIES

Repayment of debt	(825)	(825)

Proceeds from the issuance of stock	36,672	8,932

Restricted deposits	(23,029)	(65,827)

Dividends paid	(81,053)	(75,101)

Net cash used in financing activities	(68,235)	(132,821)

Increase in cash and cash equivalents	33,170	3,073

Cash and cash equivalents at beginning of year	271,969	96,034

Cash and cash equivalents at end of period	$305,139	$99,107

Supplemental disclosure of cash flow information

Cash paid during the period for:

Income taxes	$2,867	$3,918

Interest	15,114	18,367

See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s annual report on Form 10-K for the year ended December 31, 2001.

Certain amounts reported on the 2001 Condensed Consolidated Statement of Earnings have been reclassified to conform to the 2002 presentation (see “New Accounting Pronouncements”).

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, which significantly alter the manner in which companies account for business combinations, goodwill and other intangible assets. Upon adoption of SFAS No. 142, Registrant ceased amortization of its goodwill, which did not materially impact its results of operations, financial position or cash flows. Prior to June 30, 2002, Registrant will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. This test is not expected to result in any material impact on Registrant’s results of operations, financial position or cash flows.

Effective January 1, 2002, Registrant adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for measuring impairment of long-lived assets and the disposal of such assets. The adoption of SFAS No. 144 had no impact on Registrant’s results of operations, financial position or cash flows.

Registrant adopted Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting For Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, effective January 1, 2002. This Issue serves as a codification of the guidance set forth in EITF Issue Nos. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products and 00-14, Accounting For Certain Sales Incentives, in order to ensure that guidance for income statement classification is consistent. This Issue requires that costs associated with certain Registrant sales incentives be reclassified from selling, advertising and administrative expenses to a reduction in net sales for all periods presented on the Condensed Consolidated Statement of Earnings. For the quarter ended March 31, 2001, the amount reclassified was $6.7 million. The income statement reclassification required by this Issue has no effect on Registrant’s operating income or net earnings.

RESTRICTED DEPOSITS

At March 31, 2002 and December 31, 2001, Registrant had $515.5 million and $513.2 million, respectively, on deposit with the U.S. District Court in satisfaction of the bonding requirement imposed in connection with the antitrust litigation involving Registrant’s smokeless tobacco subsidiary. In addition, Registrant had $167.4 million and $146.7 million on deposit at March 31, 2002 and December 31, 2001, respectively, in a restricted collateral account established by the lenders of the $1 billion credit facility.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Registrant has hedged the interest rate risk on its $40 million aggregate principal amount of floating-rate senior notes by holding a ten-year interest rate swap, designated as a cash flow hedge. This hedge is perfectly effective as the terms and conditions of the floating rate debt coincide perfectly with the swap. The fair value of the swap at March 31, 2002 was a net liability of $2.1 million based on a dealer quote, considering current market rates, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. “Accumulated other comprehensive loss” at March 31, 2002 included the accumulated loss on the cash flow hedge (net of taxes) of $1.4 million. Other comprehensive income recognized for the quarter ended March 31, 2002 in connection with the net payments/receipts and change in fair value of the swap since January 1, 2002 was immaterial. The amount reclassified from “accumulated other comprehensive loss” to net earnings during the quarter ended March 31, 2002 in connection with this interest rate swap was $0.2 million (net of taxes).

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the first quarter of 2002 and 2001, total comprehensive income, net of taxes, amounted to $103,900,000 and $105,706,000, respectively.

EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,

	2002	2001

Numerator:

Net earnings	$103,793	$108,007

Denominator:

Denominator for basic earnings per share - weighted-average shares	168,383	163,029

Dilutive effect of stock options	1,917	1,086

Denominator for diluted earnings per share	170,300	164,115

Basic earnings per share	$.62	$.66

Diluted earnings per share	$.61	$.66

All outstanding options to purchase shares of Registrant’s common stock were included in the computation of diluted earnings per share because their exercise prices were less than the average market price of the common shares as of March 31, 2002. Options to purchase 11.9 million shares of common stock outstanding as of March 31, 2001 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, were antidilutive.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant’s international and cigar operations. Interim segment information is as follows:

	Three months ended March 31,

	2002	2001

Net Sales to Unaffiliated Customers:

Smokeless Tobacco	$325,590	$328,524

Wine	42,184	41,023

All other operations	7,440	6,697

Net sales	$375,214	$376,244

Operating Profit (Loss):

Smokeless Tobacco	$180,469	$185,309

Wine	5,445	4,042

All other operations	(2,320)	(1,157)

Operating profit	183,594	188,194

Corporate expenses	(5,248)	(3,718)

Interest, net	(9,579)	(8,887)

Earnings before income taxes	$168,767	$175,589

Registrant’s identifiable assets by reportable segment did not change significantly from amounts appearing in the December 31, 2001 Consolidated Segment Information (See Form 10-K for the year then ended), with the exception of Corporate assets which reflects an increase in cash and cash equivalents.

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

Registrant is named in an action in Illinois brought by an individual plaintiff and purporting to state a class action “on behalf of himself and all other persons similarly situated” alleging that Registrant “manipulates the nicotine levels and absorption rates” in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price” of the Registrant’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using Registrant’s smokeless tobacco products.

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

Registrant has been named in an action in Florida, scheduled for trial in October 2002, by an individual plaintiff and his spouse seeking damages and other relief for personal injuries, including “cancer of the tongue,” allegedly sustained by plaintiff as a result of his use of Registrant’s smokeless tobacco products.

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

On March 28, 2000, a Kentucky jury rendered a verdict against Registrant, awarding $350 million in compensatory damages to Conwood Company, L.P., for its claims under federal antitrust laws that Registrant had engaged in exclusionary and anticompetitive conduct in the marketing and promotion of moist smokeless tobacco products. The verdict, when entered as a judgment, was subject to trebling under federal antitrust laws to $1.05 billion plus interest and other costs. On September 11, 2000, Registrant filed its notice of appeal to the United States Court of Appeals for the Sixth Circuit from the final and interlocutory orders entered by the District Court in connection with this litigation. The appeal was heard by the United States Court of Appeals for the Sixth Circuit on November 27, 2001. To date, the court has not ruled. On October 10, 2000, Registrant satisfied the $500 million bonding requirement imposed by the District Court (see Restricted Deposits note). Registrant believes that the evidence presented at trial was insufficient to support the jury verdict and, as a result, believes that, while there can be no assurances, the judgment should ultimately be reversed on appeal. Registrant is not presently able to reasonably estimate the amount of damages, if any, which may be ultimately imposed and, accordingly, no charge relating to the judgment is reflected in Registrant’s financial statements. While Registrant believes that the judgment should ultimately be reversed, if the adverse judgment is not, in whole or substantial part, reversed after all appeals, satisfaction of the judgment is likely to have a material adverse effect on Registrant’s consolidated financial results for a particular year, but is not expected to have a material adverse effect on Registrant’s consolidated financial position.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Registrant has been named in four purported class actions filed in state court in Tennessee, New Mexico, West Virginia and Kansas on behalf of putative class members who were indirect purchasers of Registrant’s smokeless tobacco products in those states during the period April 1996 through March 28, 2000 (Tennessee and New Mexico) and through December 31, 2000 (West Virginia) and during the period from January 1, 1990 through January 25, 2002 (Kansas), alleging that Registrant has violated the antitrust laws (sole claim in Kansas), unfair or deceptive trade practices statutes and the common law of those states. The plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 (Tennessee, New Mexico and West Virginia) or $75,000 (Kansas) after trebling per putative class member, and certain other relief. The actions are similar in all material respects.

Registrant has also been named in a purported class action (reported previously as an individual action and a purported class action and then consolidated on January 8, 2001), filed in United States District Court for the District of Columbia by wholesalers/distributors of Registrant’s smokeless tobacco products. Plaintiffs allege that the Registrant engaged in conduct that violates the federal antitrust laws, including Sections 1 and 2 of the Sherman Act and Section 3 of the Clayton Act, and that Registrant engaged in this conduct unilaterally and in concert with “its co-conspirators.” Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief.

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

On February 14, 2002, in a state court action in Miami, Florida involving a commercial dispute alleging breach of contract and other claims in connection with the sale of cigars, a jury rendered a verdict against U.S. Cigar Sales Inc. and other affiliated companies of Registrant, awarding $43 million in compensatory and punitive damages to the plaintiff, a former distributor. On April 26, 2002, the court ruled on certain post-trial motions, thereby reducing the verdict to $7.4 million, which Registrant intends to appeal.

Registrant believes, and has been so advised by counsel handling the case, that the evidence submitted at trial is insufficient to support the jury’s verdict and, as a result, believes that, while there can be no assurances, the verdict should ultimately be reversed on appeal. While Registrant believes that the verdict should ultimately be reversed, if the adverse verdict is sustained after all appeals, satisfaction of the verdict is not expected to have a material adverse effect on Registrant’s consolidated financial results or financial position.

(9)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

RESULTS OF OPERATIONS
FIRST QUARTER OF 2002 COMPARED WITH FIRST QUARTER OF 2001

CONSOLIDATED RESULTS

For the first quarter of 2002, consolidated net sales declined 0.3 percent to $375.2 million, operating income decreased 3.3 percent to $178.3 million, and net earnings decreased 3.9 percent to $103.8 million compared to the corresponding 2001 period. Basic and diluted earnings per share decreased 6.1 percent to $0.62 and 7.6 percent to $0.61, respectively, compared to the first quarter of 2001.

Results for the first quarter of 2002 include the effect of one less billing day in the Smokeless Tobacco segment versus the corresponding 2001 period. Revenue from the sale of moist smokeless tobacco products is recognized when shipments arrive at customer locations. In order to maintain a level playing field among our customers, these shipments are scheduled to arrive once a week, each Monday. The first quarter of 2002 included one less Monday than the first quarter of 2001. On an equivalent billing day basis, consolidated net sales, net earnings and diluted earnings per share would have increased 6.9 percent, 8.9 percent and 4.5 percent, respectively.

The consolidated gross margin percentage remained level compared with the first quarter of 2001. Corporate expenses increased for the first quarter of 2002, due to increased administrative and other spending. Net interest expense increased as a result of lower income generated from accumulated cash, partially offset by a lower average rate on outstanding debt. The decrease in income generated from accumulated cash was primarily attributable to a lower average rate on the applicable funds. Income taxes decreased for the first quarter of 2002 due to lower earnings before income taxes as compared to the similar 2001 period. The effective tax rate was unchanged at 38.5 percent.

Basic and diluted earnings per share decreased slightly more than net earnings due to higher average shares outstanding in the first quarter of 2002, which was attributable to the exercise of stock options. Diluted earnings per share also included the effect of Registrant’s higher average stock price in 2002, which caused an increase in common stock equivalents.

SMOKELESS TOBACCO SEGMENT

For the first quarter of 2002, net sales for the Smokeless Tobacco segment decreased 0.9 percent to $325.6 million and accounted for approximately 86.8 percent of consolidated net sales. This decrease was mainly due to lower unit volume for moist smokeless tobacco products, partially offset by increased selling prices. Overall net unit volume for moist smokeless tobacco products decreased 6.4 percent to 143 million cans for the first quarter of 2002. Moist smokeless tobacco unit volume results for the first quarter of 2002 include lower unit volume for full-priced and promotional premium products, while non-premium products volume increased during the period. Premium promotional can sales in the quarter were intentionally reduced by 1.7 million cans or 30 percent from the corresponding 2001 period.

(10)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

The net sales and net unit volume results reflect one less billing day in 2002 versus the corresponding 2001 period. On an equivalent billing day basis, net sales and net unit volume would have increased 7.3 percent and 1.4 percent, respectively, over the similar 2001 period.

Share data based on Registrant’s Retail Activity Data & Volume Tracking System (RAD), which measures shipments to retail, indicates that, on a trailing six-month and twelve-month basis, the smokeless category continues to grow by 2 to 3 percent. For the six-month period ended February 23, 2002, total category retail shipments increased 2.2 percent over the similar 2001 period, on a can-volume basis. The premium segment declined 0.5 percent, while the price value segment increased 15.4 percent during the same period. Registrant’s retail shipments increased 1.2 percent, while share declined 0.8 percentage points to 77.2 percent.

Cost of products sold decreased 1.6 percent in the first quarter of 2002 as lower unit volume was partially offset by higher unit costs for Registrant’s moist smokeless tobacco products. These higher unit costs include a federal excise tax rate increase, which was effective January 2002. Smokeless Tobacco segment gross profit decreased 0.8 percent from the corresponding 2001 period. The gross profit percentage remained level with the first quarter of 2001, as higher selling prices on moist smokeless tobacco products, which included a shift in product mix from promotional to full-priced premium can sales, were offset by the aforementioned higher unit cost.

Selling and advertising expenses for the first quarter of 2002 remained level compared with the similar 2001 period, as lower print media spending was offset by higher spending on marketing promotions. Indirect selling expenses increased in 2002 due to costs associated with the field salesforce, primarily for higher salaries and related costs and training. Administrative expenses for the Smokeless Tobacco segment increased slightly compared to the similar 2001 period.

Smokeless Tobacco segment operating profit for the first quarter of 2002 decreased 2.6 percent to $180.5 million compared to the corresponding 2001 period. On an equivalent billing day basis, segment operating profit would have increased 9.5 percent over the first quarter of 2001.

WINE SEGMENT

Wine segment net sales showed a slight increase of 2.8 percent to $42.2 million versus the first quarter of 2001, accounting for approximately 11.2 percent of consolidated 2002 net sales. This increase was primarily attributable to a 2.6 percent growth in premium case volume. This moderate volume growth was primarily due to improved case sales for Registrant’s Chateau Ste. Michelle and Domaine Ste. Michelle brands, partially offset by a decline in the Villa Mt. Eden brand, while volume for the Columbia Crest brand remained level with the corresponding 2001 period. Registrant’s two leading brands of premium wine, Columbia Crest and Chateau Ste. Michelle, accounted for 84.1 percent of Registrant’s total premium wine case volume sales in the first quarter of 2002.

Cost of products sold remained level for the first quarter of 2002. Gross profit for the Wine segment increased 9.5 percent over the first quarter of 2001 due to higher case volume for Chateau Ste. Michelle and Domaine Ste. Michelle as well as improved cost efficiencies. This combination of factors resulted in a higher gross profit percentage for the first quarter of 2002 versus the corresponding 2001 period.

(11)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Selling and advertising expenses for the first quarter increased slightly over the first quarter of 2001, primarily due to higher media spending for the leading premium brands. Indirect selling, administrative and other expenses approximated those from the corresponding 2001 period.

Operating profit for the Wine segment increased 34.7 percent to $5.4 million for the first quarter of 2002 versus the similar 2001 period.

ALL OTHER OPERATIONS

Net sales for all other operations increased 11.1 percent to $7.4 million compared to the corresponding 2001 period, accounting for 2 percent of consolidated net sales. Overall cigar net sales and unit volume increased in 2002. All other operations reported an operating loss of $2.3 million for the first quarter of 2002 versus an operating loss of $1.2 million for the corresponding 2001 period. The increased operating loss was mainly the result of higher legal spending on cigar-related litigation.

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2001

Net cash provided by operating activities decreased in the first quarter of 2002 to $110.9 million as compared with $141.3 million for the corresponding 2001 period. This decrease was primarily due to the absence of a prior year income tax refund, decreased accounts payable and accrued expenses and lower net earnings, partially offset by a lower increase in inventories. Registrant’s primary sources of cash from operations were net earnings generated by the Smokeless Tobacco segment and an increase in income taxes payable, while the most significant uses of cash in operations were for the payment of accounts payable and accrued expenses and for purchases of leaf tobacco for use in Registrant’s moist smokeless tobacco products. Registrant estimates that 2002 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will be lower than that expended in 2001.

Net cash used in investing activities was $9.5 million in 2002 compared to $5.4 million in 2001. Expenditures for both years were for the purchase of property, plant and equipment. Registrant expects spending for the 2002 capital program to approximate $68 million.

Net cash used in financing activities for 2002 decreased significantly to $68.2 million from $132.8 million in 2001. This decrease was primarily attributable to lower restricted cash deposits made in accordance with bonding requirements along with higher proceeds from increased exercises of stock options. Dividends paid in the first quarter of 2002 were greater than those in the corresponding 2001 period as a result of the 4.3 percent dividend rate increase, as well as the additional shares outstanding in the period.

As a result of the aforementioned sources and uses of cash, Registrant’s cash and cash equivalents balance, excluding restricted deposits, increased $33.2 million from December 31, 2001.

(12)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

The ultimate resolution of Registrant’s antitrust litigation could have a significant impact on cash requirements during the period in which it is resolved. If this litigation is ultimately reversed on appeal, cash required for the payment of income taxes would significantly exceed income tax expense for that year. In addition, if this litigation is not, in whole or in substantial part, reversed on appeal, Registrant could be required to satisfy a significant judgment. In either event, Registrant would utilize restricted deposits and additional borrowings, if necessary, to meet these cash requirements.

Registrant will continue to have significant cash needs for the remainder of 2002, primarily for payment of dividends, additional cash deposits required in connection with the $1 billion credit facility and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since December 31, 2001.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of Registrant’s 2001 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.

(13)

UST Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 14, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Marvin D. Chance Jr., on behalf of himself and all others similarly situated v. United States Tobacco Company, et. al. (Case No. 02-C-12), District Court for Seward County, Kansas. This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Kansas during the period January 1, 1990 through January 25, 2002. Plaintiff alleges Registrant has violated the Kansas Restraint of Trade Act. Plaintiff seeks unspecified compensatory and statutory damages in an amount not to exceed $75,000 including trebling per putative class member and certain other relief. Registrant intends to defend this action vigorously.

The Chance action is derived directly from the Conwood litigation and therefore will need to overcome the same issues raised by Registrant in its post-trial motions and on appeal. Even if Conwood were ultimately to prevail on issues which Registrant is challenging on appeal, plaintiffs will still need to establish additional elements before liability can be imposed upon Registrant. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of this purported class action will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, this action could have a material impact on its consolidated financial results for a particular reporting period in which resolved.

In Miami Cigar & Company v. UST Inc., et. al., (No. 99-16881), Circuit Court, Miami-Dade County, Florida, an action involving a commercial dispute alleging breach of contract and other claims in conjunction with the sale of cigars, on April 26, 2002, the court ruled on certain post-trial motions, thereby reducing the jury verdict against U.S. Cigar Sales, Inc. and other affiliated companies of Registrant in favor of plaintiff, a former distributor, from $43 million in compensatory and punitive damages to $7.4 million, which Registrant intends to appeal.

(14)

UST Inc.
PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Stockholders was held on May 7, 2002.

c)	Matters voted upon at the meeting:

				Broker
	Affirmative	Negative	Abstentions	Non-Votes

Ratification and Approval of Independent Auditors (Proposal No. 2)	141,201,118	1,690,644	670,113	N/A

Stockholder Proposal (Proposal No. 3)	3,797,633	120,703,853	2,974,813	16,085,576

Stockholder Proposal (Proposal No. 4)	5,160,916	107,950,287	14,365,096	16,085,576

Item 6. Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K
There were no reports on Form 8-K for the three months ended March 31, 2002.

(15)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc. (Registrant)

Date	May 10, 2002	/s/ Robert T. D’Alessandro Robert T. D’Alessandro Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James D. Patracuolla James D. Patracuolla Vice President and Controller (Principal Accounting Officer)

(16)