Form 10-Q
period 2002-06-30
UST INC
filed 2002-08-07
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to____________

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

Number of Common shares ($.50 par value) outstanding at June 30, 2002       169,236,936

UST Inc.
(Registrant)
INDEX

Page No.

Part I. Financial Information:

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statement of Financial Position - June 30, 2002 and December 31, 2001	2

Condensed Consolidated Statement of Earnings - Three and six months ended June 30, 2002 and 2001	3

Condensed Consolidated Statement of Cash Flows - Six months ended June 30, 2002 and 2001	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Operations and Financial Condition	11

Part II. Other Information:

Item 1. Legal Proceedings	16

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

(1)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
ASSETS

Current assets

Cash and cash equivalents	$406,195	$271,969

Accounts receivable	78,965	85,423

Inventories:

Leaf tobacco	211,972	215,728

Products in process	162,875	171,730

Finished goods	90,766	88,978

Other materials and supplies	17,887	17,384

	483,500	493,820

Deferred income taxes	13,987	16,855

Income taxes receivable	17,262	—

Prepaid expenses and other current assets	23,919	23,892

Total current assets	1,023,828	891,959

Property, plant and equipment, net	374,273	369,568

Restricted deposits	704,368	659,897

Other assets	76,293	90,278

Total assets	$2,178,762	$2,011,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities Short-term debt	$324,225	$3,300

Accounts payable and accrued expenses	108,752	171,610

Income taxes payable	17,153	47,552

Total current liabilities	450,130	222,462

Long-term debt	540,000	862,575

Postretirement benefits other than pensions	82,512	81,679

Deferred income taxes	313,255	183,524

Other liabilities	85,060	80,400

Contingencies (see note)	—	—

Total liabilities	1,470,957	1,430,640

Stockholders’ equity

Preferred stock — par value $.10 per share:

Authorized - 10 million shares; issued – none	—	—

Common stock — par value $.50 per share:

Authorized - 600 million shares; issued 205,058,536 shares in 2002 and 203,420,506 shares in 2001	102,529	101,710

Additional paid-in capital	685,575	635,380

Retained earnings	994,344	915,990

Accumulated other comprehensive loss	(20,881)	(18,256)

	1,761,567	1,634,824

Less treasury stock – 35,821,600 shares	1,053,762	1,053,762

Total stockholders’ equity	707,805	581,062

Total liabilities and stockholders’ equity	$2,178,762	$2,011,702

Note:	The statement of financial position at December 31, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$432,306	$407,044	$807,520	$783,288

Costs and expenses

Cost of products sold	80,466	76,313	151,294	148,845

Excise taxes	10,970	9,361	20,762	17,618

Selling, advertising and administrative	108,859	114,824	225,107	225,803

Total costs and expenses	200,295	200,498	397,163	392,266

Operating income	232,011	206,546	410,357	391,022

Interest, net	9,486	8,627	19,065	17,514

Earnings before income taxes	222,525	197,919	391,292	373,508

Income taxes	85,679	76,251	150,653	143,833

Net earnings	$136,846	$121,668	$240,639	$229,675

Net earnings per share

Basic	$.81	$.74	$1.43	$1.41

Diluted	$.80	$.74	$1.41	$1.40

Dividends per share	$.48	$.46	$.96	$.92

Average number of shares

Basic	169,123	163,328	168,755	163,179

Diluted	171,373	164,504	170,839	164,311

See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)
(Unaudited)

	Six months ended June 30,

	2002	2001

OPERATING ACTIVITIES

Net cash provided by operating activities	$315,166	$258,484

INVESTING ACTIVITIES

Purchases of property, plant and equipment	(22,486)	(13,458)

Dispositions of property, plant and equipment	2,688	1,362

Net cash used in investing activities	(19,798)	(12,096)

FINANCING ACTIVITIES

Repayment of debt	(1,650)	(1,650)

Proceeds from the issuance of stock	47,264	11,412

Restricted deposits	(44,471)	(87,397)

Dividends paid	(162,285)	(150,260)

Net cash used in financing activities	(161,142)	(227,895)

Increase in cash and cash equivalents	134,226	18,493

Cash and cash equivalents at beginning of year	271,969	96,034

Cash and cash equivalents at end of period	$406,195	$114,527

Supplemental disclosure of cash flow information
Cash paid during the period for:

Income taxes	$62,728	$137,061

Interest	28,591	34,970

         See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s annual report on Form 10-K for the year ended December 31, 2001.

Certain amounts reported on the 2001 Condensed Consolidated Statement of Earnings have been reclassified to conform to the 2002 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, Registrant adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Upon adoption of this Statement, Registrant ceased amortization of its goodwill, as required, which did not materially impact its results of operations, financial position or cash flows. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Registrant has performed the transitional goodwill impairment test (as of January 1, 2002) on its applicable reporting units. As the estimated fair values of these reporting units exceeded their respective net book values, including goodwill, no impairment charge was recognized. The estimated fair values were based upon revenue multiples established via comparison to entities of similar size and nature. Registrant will perform an impairment review at least annually, or more frequently, if certain defined indicators exist.

RESTRICTED DEPOSITS

At June 30, 2002 and December 31, 2001, Registrant had $516.1 million and $513.2 million, respectively, on deposit with the U.S. District Court in satisfaction of the bonding requirement imposed in connection with the antitrust litigation involving Registrant’s smokeless tobacco subsidiary. In addition, Registrant had $188.2 million and $146.7 million on deposit at June 30, 2002 and December 31, 2001, respectively, in a restricted collateral account established by the lenders of the $1 billion credit facility.

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the second quarter of 2002 and 2001, total comprehensive income, net of taxes, amounted to $134,114,000 and $121,587,000, respectively. For the first six months of 2002 and 2001 total comprehensive income, net of taxes, was $238,014,000 and $227,292,000, respectively.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Registrant has hedged the interest rate risk on its $40 million aggregate principal amount of floating-rate senior notes with a ten-year interest rate swap, designated as a cash flow hedge. This hedge is perfectly effective as the terms and conditions of the floating rate debt coincide perfectly with the swap. The fair value of the swap at June 30, 2002 and December 31, 2001 was a net liability of $3.4 million and $2.1 million, respectively, based on dealer quotes, considering current market rates, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. “Accumulated other comprehensive loss” at June 30, 2002 included the accumulated loss on the cash flow hedge (net of taxes) of $2.2 million. This reflects $.8 million (net of taxes) of other comprehensive loss recognized for the quarter ended June 30, 2002 in connection with the net payments/receipts and change in fair value of the swap since March 31, 2002. The amount reclassified from “accumulated other comprehensive loss” to net earnings during the quarter ended June 30, 2002 in connection with this interest rate swap was $.8 million (net of taxes).

On June 28, 2002, Registrant entered into 2 million EURO aggregate notional value forward contracts, designated as cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with firm commitments to purchase oak barrels for its wine operations. These hedges are considered perfectly effective as the terms and conditions of the forward contracts coincide perfectly with the underlying purchase commitments. The fair value of the forward contracts, which is based on published currency exchange rates, was not material at June 30, 2002.

EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Numerator:

Net earnings	$136,846	$121,668	$240,639	$229,675

Denominator:

Denominator for basic earnings per share - weighted-average shares	169,123	163,328	168,755	163,179

Dilutive effect of stock options	2,250	1,176	2,084	1,132

Denominator for diluted earnings per share	171,373	164,504	170,839	164,311

Basic earnings per share	$.81	$.74	$1.43	$1.41

Diluted earnings per share	$.80	$.74	$1.41	$1.40

Options to purchase .8 million shares and 8.9 million shares of common stock outstanding as of June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant’s international and cigar operations. Interim segment information is as follows:

	Three Months ended June 30,		Six Months ended June 30,

	2002	2001	2002	2001

Net Sales to Unaffiliated Customers:

Smokeless Tobacco	$375,736	$356,551	$701,326	$685,075

Wine	48,554	42,766	90,738	83,789

All other	8,016	7,727	15,456	14,424

Net sales	$432,306	$407,044	$807,520	$783,288

Operating Profit (Loss):

Smokeless Tobacco	$228,372	$207,330	$408,841	$392,639

Wine	6,797	3,542	12,242	7,584

All other	(315)	(675)	(2,635)	(1,832)

Operating profit	234,854	210,197	418,448	398,391

Corporate expenses	(2,843)	(3,651)	(8,091)	(7,369)

Interest, net	(9,486)	(8,627)	(19,065)	(17,514)

Earnings before income taxes	$222,525	$197,919	$391,292	$373,508

Registrant’s identifiable assets by reportable segment did not change significantly from amounts appearing in the December 31, 2001 Consolidated Segment Information (See Form 10-K for the year then ended), with the exception of Corporate assets which reflects an increase in cash and cash equivalents.

OTHER MATTERS

On July 15, 2002, Registrant issued $600 million aggregate principal amount of 6.625 percent senior notes through a private placement under Rule 144A of the Securities Act, at a price of 99.53 percent of the principal amount. These notes mature on July 15, 2012, with semiannual interest payments. Costs associated with the issuance of the notes have been capitalized and are being amortized over the term of the notes.

A portion of the net proceeds from these senior notes was used to repay outstanding loans and prepayment penalties under Registrant’s $1 billion senior secured credit agreement in the amount of $325.8 million. On July 15, 2002, Registrant terminated the $1 billion senior secured credit agreement.

Also in July 2002, Registrant entered into a $300 million unsecured line of credit with various financial institutions. The new facilities consist of a $150 million 364-day and a $150 million three-year revolving credit commitments. These credit facilities will be used to support commercial paper borrowings. Costs associated with the new credit facilities have been capitalized and are being amortized over the terms of the facilities.

On August 1, 2002, the District Court in Registrant’s antitrust litigation issued an order to remove restrictions on Registrant’s ability to repurchase its common stock when the balance of the judgment, including interest and other costs, is deposited into the court-administered qualified settlement fund within five business days of the entry of this order. On August 7, 2002, Registrant deposited $710 million into the qualified settlement fund. Registrant utilized a portion of its net proceeds from its senior notes issued on July 15, 2002, together with funds held in a restricted account and operating cash for this deposit. Upon removal of the restrictions, Registrant intends to resume its share repurchase program.

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

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

On March 28, 2000, a Kentucky jury rendered a verdict against Registrant, awarding $350 million in compensatory damages to Conwood Company, L.P., for its claims under federal antitrust laws that Registrant had engaged in exclusionary and anticompetitive conduct in the marketing and promotion of moist smokeless tobacco products. The verdict, when entered as a judgment, was subject to trebling under federal antitrust laws to $1.05 billion plus interest and other costs. On September 11, 2000, Registrant filed its notice of appeal to the United States Court of Appeals for the Sixth Circuit from the final and interlocutory orders entered by the District Court. On May 15, 2002, the United States Court of Appeals for the Sixth Circuit issued an Opinion affirming the judgment entered by the District Court. In addition, on July 19, 2002, the United States Court of Appeals for the Sixth Circuit denied Registrant’s Petition for Rehearing and Suggestion for Rehearing En Banc. Registrant intends to file a Petition for Writ of Certiorari with the United States Supreme Court. The Petition is required to be filed on or before October 17, 2002.

Registrant believes that the evidence presented at trial was insufficient to support the jury verdict and, as a result, believes that, while there can be no assurances, the judgment should be reversed. Accordingly, no charge relating to the judgment is reflected in Registrant’s financial statements. If Registrant's Petition for Writ of Certiorari is denied prior to Registrant's filing of its 2002 Form 10-K, it would be required to include the charge in its 2002 results. While Registrant believes that the judgment should be reversed, if the adverse judgment is not, in whole or substantial part, reversed by the United States Supreme Court, satisfaction of the judgment is likely to have a material adverse effect on Registrant’s consolidated financial results for a particular year, but is not expected to have a material adverse effect on Registrant’s consolidated financial position.

Registrant has been named as a defendant in a number of purported class actions brought by direct purchasers (wholesalers and distributors) and indirect purchasers (consumers) of its moist smokeless tobacco products. As direct purchasers of Registrant’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in these consolidated actions allege individually and on behalf of a putative class of wholesalers and distributors that Registrant violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.” Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. As indirect purchasers of Registrant’s smokeless tobacco products during various periods of time ranging from April 1996 to the date of potential certification of the proposed class, plaintiffs in those actions allege individually and on behalf of putative class members in a particular state that Registrant has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 or $75,000 (depending on the action) after trebling per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.

Each of the foregoing actions is derived directly from the Conwood litigation. For the plaintiffs in these actions to prevail, they will have to obtain class certification, favorable rulings on issues related to any collateral estoppel effect from the Conwood litigation as well as favorable determinations on other issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. Registrant believes that the ultimate outcome of these purported class actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for the particular reporting period in which resolved.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

Registrant has been named in an action in Kentucky brought by one of Registrant’s competitors alleging that certain actions and practices of Registrant violate federal and state antitrust laws as well as the common law of Kentucky in connection with the marketing and sale of its moist smokeless tobacco products. Plaintiff seeks unspecified damages before trebling, punitive damages and injunctive and other relief.

This action is also derived directly from the Conwood litigation. In order to prevail, Registrant’s competitor will have to obtain favorable rulings on issues relating to any collateral estoppel effect from the Conwood litigation as well as favorable determinations on other issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of this action will not have a material adverse effect on its consolidated financial position, although if plaintiff was to prevail, this action could have a material impact on its consolidated financial results for the particular reporting period in which resolved.

On February 14, 2002, in a state court action in Miami, Florida involving a commercial dispute alleging breach of contract and other claims in connection with the sale of cigars, a jury rendered a verdict against U.S. Cigar Sales Inc. and other affiliated companies of Registrant, awarding $43 million in compensatory and punitive damages to the plaintiff, a former distributor. On April 26, 2002, the court ruled on certain post-trial motions, thereby reducing the award to $7.4 million, which Registrant intends to appeal. On July 11, 2002, the trial court entered an interlocutory order awarding plaintiff $541,512.80 in prejudgment interest and fixing July 11, 2002 as the date from which plaintiff will be entitled to recover post-judgment interest on all amounts awarded. On July 31, 2002, the court entered an order awarding plaintiff $105,874.88 in costs. To date, the court has not ruled on defendants’ motion for set-off which, if granted, would reduce the award against them.

Registrant believes, and has been so advised by counsel handling the case, that the evidence submitted at trial is insufficient to support the jury’s verdict, is contrary to law and, as a result, believes that, while there can be no assurances, the verdict should ultimately be reversed on appeal. While Registrant believes that the verdict should ultimately be reversed, if the adverse verdict is sustained after all appeals, satisfaction of the verdict is not expected to have a material adverse effect on Registrant’s consolidated financial results or financial position.

(10)

UST Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION

(Unaudited)

Results of Operations
Second Quarter and First Six Months of 2002
Compared with the Second Quarter and First Six Months of 2001

CONSOLIDATED RESULTS

For the second quarter of 2002, consolidated net sales increased 6.2 percent to $432.3 million, operating income increased 12.3 percent to $232 million and net earnings increased 12.5 percent to $136.8 million. Second quarter basic and diluted earnings per share increased 9.5 percent to $.81 and 8.1 percent to $.80, respectively, compared to the corresponding 2001 period.

For the first six months of 2002, net sales increased 3.1 percent to $807.5, operating income increased 4.9 percent to $410.4 million and net earnings increased 4.8 percent to $240.6 million compared to the first six months of 2001. Basic and diluted earnings per share for this period increased 1.4 percent to $1.43 and 0.7 percent to $1.41, respectively, versus the similar 2001 period. Results for the six-month period include the effect of one less billing day in the Smokeless Tobacco segment as compared to the corresponding 2001 period. Revenue from the sale of moist smokeless tobacco products is recognized when shipments arrive at customer locations. In order to maintain a level playing field among our customers, these shipments are scheduled to arrive once a week, each Monday. The first six months of 2002 included one less Monday than the first six months of 2001. On an equivalent billing day basis, consolidated net sales, net earnings and diluted earnings per share would have increased 6.5 percent, 10.8 percent and 6.4 percent, respectively.

Results for the second quarter and first six months of 2002 included the favorable effects of a one-time $5.6 million adjustment due to a change in Registrant’s benefits policy. This change in policy is the result of Registrant’s ongoing broader initiative to control overall benefit-related costs, while continuing to offer a competitive benefit package to its employees.

The consolidated gross margin percentage decreased slightly in the second quarter of 2002, as increased sales of wine products, which sell at lower margins, were mostly offset by higher margins achieved by the Smokeless Tobacco segment. For the first six months of 2002 this percentage remained level with the corresponding 2001 period. Corporate expenses for the second quarter of 2002 decreased mainly as a result of the aforementioned benefits-related adjustment, while for the first six months of 2002, these expenses increased slightly as higher administrative spending was offset by the benefits-related adjustment. Net interest expense for both the second quarter and first six months of 2002 increased as a result of lower income generated from accumulated cash, partially offset by a lower average rate on outstanding debt. The decrease in income generated from accumulated cash in both 2002 periods was primarily attributable to lower average rates on the applicable funds. Income taxes increased in both 2002 periods as a result of higher earnings before taxes compared to the similar 2001 periods. The effective tax rates for both periods remained level at 38.5 percent.

Basic and diluted earnings per share increased less than net earnings for both 2002 periods due to higher average shares outstanding, which was attributable to the exercise of stock options. Diluted earnings per share also included the effects of higher average market prices for Registrant’s common stock in both the second quarter and first six months of 2002, which resulted in increased common stock equivalents.

(11)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

SMOKELESS TOBACCO SEGMENT

Net sales for the Smokeless Tobacco segment increased 5.4 percent to $375.7 million for the second quarter of 2002, and increased 2.4 percent to $701.3 million for the first six months, accounting for 86.9 percent of year-to-date consolidated net sales. The increase for both periods was primarily attributable to higher selling prices, net of increased sales incentives, partially offset by lower unit volume for moist smokeless tobacco products. Net unit volume for moist smokeless tobacco products decreased 1.3 percent to 167 million cans and 3.7 percent to 310 million cans for the second quarter and first six months of 2002, respectively. Unit volume results for both 2002 periods reflect lower can sales for promotional and full-priced premium products offset by higher can sales for non-premium products. Promotional can sales in the second quarter of 2002 were intentionally reduced by 11 percent from the corresponding 2001 period.

The net sales and unit volume results for moist smokeless tobacco products for the first six months of 2002 include the effects of one less billing day than the similar 2001 period. On an equivalent billing day basis, net sales would have increased 6.3 percent and net unit volume would have been flat compared to the first six months of 2001.

Share data based on Registrant’s Retail Activity Data & Volume Tracking System (RAD), which measures shipments to retail, indicates that, for the year-to-date period ended June 15, 2002, total smokeless category retail shipments grew 0.9 percent over the corresponding 2001 period, on a can-volume basis. The premium segment declined 1.8 percent, while the price value segment increased 13.6 percent during the same period. Registrant’s retail shipments increased 0.2 percent, while share declined 0.6 percentage points to 77.1 percent.

Cost of products sold increased 3 percent and 0.8 percent for the second quarter and first six months of 2002, respectively, primarily as a result of higher unit costs for moist smokeless tobacco products, partially offset by the decreased unit volume in both periods. The higher unit costs include a federal excise tax rate increase, which was effective January 2002. Smokeless Tobacco segment gross profit increased 5.8 percent for the second quarter and 2.7 percent for the six-month period versus the corresponding 2001 periods. The gross profit percentage for both 2002 periods increased slightly as a result of higher selling prices on moist smokeless tobacco products, which include the effect of the shift from promotional to full-priced premium cans, partially offset by the aforementioned increased unit costs.

Selling and advertising expenses decreased in both 2002 periods, primarily due to lower spending on trade promotions. Indirect selling expenses were higher for the second quarter and first six months of 2002 due to increased costs associated with the field salesforce, primarily for salaries and related expenses. Smokeless Tobacco segment administrative expenses decreased in both 2002 periods, primarily as a result of the favorable effects of the aforementioned one-time adjustment due to a change in Registrant’s benefits policy, partially offset by higher spending in other areas.

Operating profit for the Smokeless Tobacco segment increased 10.1 percent to $228.4 million and 4.1 percent to $408.8 million for the second quarter and first six months of 2002, respectively, versus the similar 2001 periods. On an equivalent billing day basis, operating profit for the six-month period would have increased 9.8 percent over 2001.

(12)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

WINE SEGMENT

Wine segment net sales increased 13.5 percent to $48.6 million and 8.3 percent to $90.7 million for the second quarter and first six months of 2002, respectively, accounting for 11.2 percent of year-to-date consolidated net sales. Increases in premium case volumes of 14 percent and 8.5 percent for the second quarter and six-month periods of 2002, respectively, were the primary sources of the net sales increases in both periods. The volume growth in both 2002 periods was primarily attributable to Registrants’ two leading premium brands, Chateau Ste. Michelle and Columbia Crest. These two brands accounted for 83.9 percent of Registrant’s total year-to-date premium wine case volume sales in 2002.

Cost of products sold increased significantly in both 2002 periods, primarily as a result of the increased premium case volume. Gross profit for the Wine segment increased 12.5 percent to $18.1 million and 11 percent to $34.9 million for the second quarter and first six months of 2002, respectively, primarily as a result of the increased case volume for Chateau Ste. Michelle and Columbia Crest as well as improved cost efficiencies. Wine segment gross profit percentage decreased slightly for the second quarter of 2002, as lower average selling prices for selected premium brands were partially offset by the improved cost efficiencies. For the first six months of 2002, the gross profit percentage increased slightly versus the corresponding 2001 period.

Selling and advertising expenses were lower for both 2002 periods, primarily as a result of lower spending on media advertising and decreased marketing and promotional spending. Indirect selling, administrative and other expenses decreased for the second quarter and first six months of 2002 as a one-time gain of approximately $1 million on the sale of an underutilized facility was partially offset by higher salaries and related costs and other administrative spending.

For the second quarter and first six months of 2002, operating profit for the Wine segment increased 91.9 percent to $6.8 million and 61.4 percent to $12.2 million, respectively, compared to the corresponding 2001 periods.

ALL OTHER OPERATIONS

Net sales for all other operations increased 3.7 percent to $8 million for the second quarter of 2002 and 7.2 percent to $15.5 million for the first six months of 2002, as compared to the similar 2001 periods. Overall net sales and unit volume for Registrant’s cigar operations increased in both 2002 periods. All other operations reported operating losses of $0.3 million and $2.6 million for the second quarter and first six months of 2002, respectively, compared to $0.7 million and $1.8 million in the corresponding 2001 periods. The increased operating loss for the six-month period includes the effects of higher legal spending on cigar-related litigation.

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2001

Net cash provided by operating activities increased to $315.2 million as compared to $258.5 million for the corresponding 2001 period, primarily due to the deferral of income taxes, resulting from anticipated restricted deposits to be made into the court-administered qualified settlement fund, along with a decrease in inventories, partially offset by the absence of a prior year income tax refund. Registrant’s primary sources of cash from operations were net earnings generated by the Smokeless Tobacco segment and the deferral of income taxes, while the most significant uses of cash in operations were for the payment of accounts payable, accrued expenses and income taxes and for purchases of leaf tobacco for use in Registrant’s moist smokeless tobacco products.

(13)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Registrant estimates that 2002 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will be lower than that expended in 2001.

Net cash used in investing activities was $19.8 million in 2002 compared to $12.1 million in 2001. Expenditures for both years were for the purchase of property, plant and equipment. The significant increase in 2002 included capital spending on manufacturing, processing and packaging equipment in the Smokeless Tobacco segment and building additions and expansion in the Wine segment. Registrant expects spending for the 2002 capital program to approximate $67 million.

Net cash used in financing activities for 2002 decreased significantly to $161.1 million from $227.9 million in 2001. This decrease was primarily attributable to lower restricted cash deposits along with higher proceeds from the exercise of stock options, partially offset by an increase in dividends paid. The increase in dividends paid during the first six months of 2002 was a result of the 4.3 percent dividend rate increase, as well as the additional shares outstanding in the period versus 2001.

As a result of the aforementioned sources and uses of cash, Registrant’s cash and cash equivalents balance, excluding restricted deposits, increased $134.2 million from December 31, 2001.

In July 2002, Registrant issued $600 million aggregate principal amount of 6.625 percent senior notes through a private placement, under Rule 144A of the Securities Act, and entered into a $300 million unsecured line of credit with various financial institutions. A portion of the proceeds from the new senior notes was used to repay existing debt under the existing $1 billion senior secured credit facility. Upon full repayment of such amounts, consisting of principal, interest and penalties, Registrant canceled the $1 billion credit facility.

Registrant intends to use the remaining proceeds from the $600 million senior notes, together with funds held in a restricted cash account and operating cash accounts, to fund the balance of the judgment from the antitrust litigation through deposits into the court-administered qualified settlement fund.

The ultimate resolution of Registrant’s antitrust litigation would have a significant impact on cash requirements during the period in which it is resolved. If this litigation is ultimately reversed on appeal to the U.S. Supreme Court, cash required for the payment of income taxes would significantly exceed income tax expense for that year. In addition, if this litigation is not, in whole or in substantial part, reversed on appeal, Registrant could be required to satisfy a significant judgment. In either event, Registrant would utilize restricted deposits and borrowings under the new line of credit, if necessary, to meet these cash requirements.

Registrant’s other cash requirements for the remainder of 2002, will be primarily for the payment of dividends, and capital spending. In addition, Registrant intends to resume its share repurchase program during the second half of 2002 as the current court ordered restrictions on stock repurchases will be removed upon Registrant’s full satisfaction of the antitrust judgment through deposits into the qualified settlement fund. Registrant expects to spend approximately $50 million in 2002 on buying back its common shares.

(14)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In July 2002, Registrant issued $600 million aggregate principal amount of 6.625 percent fixed rate senior notes, which mature on July 15, 2012. There were no other material changes in market risk since December 31, 2001.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of Registrant’s 2001 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.

(15)

UST Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In Conwood Company L.P., et. al. v. United States Tobacco Company, et. al., United States District Court for the Western District of Kentucky (Case No. 5:98CV-108-R), on July 19, 2002, the United States Court of Appeals for the Sixth Circuit denied Registrant’s Petition for Rehearing and Suggestion for Rehearing En Banc. Registrant intends to file a Petition for Writ of Certiorari with the United States Supreme Court.

On May 25, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Thomas Ellis, et al. v. United States Tobacco Company, et al., Superior Court for the District of Columbia (Case No. 02-CA-4227). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the District of Columbia during the period April 1996 through May 15, 2002. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of the District of Columbia, as well as the common law of the District of Columbia. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $74,000, including trebling, per putative class member and certain other relief

On June 26, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled William Hixson, et al. v. United States Tobacco Company, et al., District Court for the South Central Judicial District, County of Burleigh, North Dakota (a case number has not yet been assigned to this action). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of North Dakota during the period April 1996 through May 15, 2002. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of North Dakota, as well as the common law of North Dakota. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $74,000, including trebling, per putative class member and certain other relief.

On July 3, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Joe Garcia, et al. v. U. S. Smokeless Tobacco Company, et al., Superior Court for the State of California, City and County of San Francisco (Case No. CGC-02-409800). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of California during the period January 1, 1990 through the present. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of California. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000, including trebling, per putative class member and certain other relief.

On July 9, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Jeffrey Young, et al. v. United States Tobacco Company, et al., Circuit Court for the Seventeenth Circuit in and for Broward County, Florida (Case No. 02010060). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Florida during the period April 1996 through March 28, 2000. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of Florida, as well as the common law of Florida. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $74,000, including trebling, per putative class member and certain other relief.

(16)

UST Inc.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

On July 15, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Bruce Saucier, et al. v. U.S. Smokeless Tobacco Brands Inc., et al., Superior Court of California, County of Orange (Case No. 02-CC-00181). This action was brought by two individual plaintiffs on behalf of themselves and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of California during the period July 10, 1998 through July 10, 2002. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of California. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000, including trebling, per putative class member and certain other relief.

On July 17, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled William D. Piculell, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court of California, County of San Francisco (Case No. CGC-02-409634). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of California during the period January 1, 1990 through the present. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of California. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000, including trebling, per putative class member and certain other relief.

On July 19, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Kevin Beede, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court of California, County of Alameda (Case No. 2002056148). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of California during the period January 1, 1990 through the potential certification of the proposed class. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of California. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000, including trebling, per putative class member and certain other relief.

On July 30, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Jason Feuerabend, et al. v. UST Inc., et al., Circuit Court, Milwaukee County, Wisconsin (Case No. 02CV007124). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Wisconsin during the period January 1990 through the potential certification of the proposed class. Plaintiffs allege Registrant has violated the antitrust laws and common law of Wisconsin. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000, including trebling, per putative class member and certain other relief.

(17)

UST Inc.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

On July 31, 2002, Registrant was served with a Summons and First Amended Complaint in an action entitled Kevin Hart, et al. v. United States Tobacco Company, et al., Superior Court of California, County of Los Angeles (Case No. BC275460). This action was brought by four plaintiffs, on behalf of themselves and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of California during the period April 1996 through March 28, 2000. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practices statutes of California, as well as the common law of California. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000, including trebling, per putative class member and certain other relief.

The Ellis, Hixson, Garcia, Young, Saucier, Piculell, Beede, Feuerabend and Hart actions are derived directly from the Conwood litigation. For the plaintiffs in these actions to prevail, they will have to obtain class certification, favorable rulings on issues relating to any collateral estoppel effect from the Conwood litigation as well as favorable determinations on other issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended.

On July 22, 2002, Registrant was served with a Summons and Complaint in an action entitled Swedish Match North America, Inc. v. U.S. Smokeless Tobacco Company, et al., United States District Court for the Western District of Kentucky, Owensboro County (Case No. 4:02CV-141-M). This action was brought by one of Registrant’s competitors alleging that certain actions and practices of Registrant violate federal antitrust laws, including Section 2 of the Sherman Act and Section 43(A) of the Lanham Act, certain state antitrust laws and state common laws in connection with the marketing and sale of its moist smokeless tobacco products. Plaintiff seeks unspecified damages before trebling, punitive damages and injunctive and other relief.

This action is derived directly from the Conwood litigation. In order to prevail, Registrant’s competitor will have to obtain favorable rulings on issues relating to any collateral estoppel effect from the Conwood litigation, as well as favorable determinations on other issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard and will defend this action vigorously.

In Miami Cigar & Company v. UST Inc., et. al., (No. 99-16881), Circuit Court, Miami-Dade County, Florida, an action involving a commercial dispute alleging breach of contract and other claims in conjunction with the sale of cigars, on July 11, 2002, the trial court entered an interlocutory order awarding plaintiff $541,512.80 in pre-judgment interest and fixing July 11, 2002 as the date from which plaintiff will be entitled to recover post-judgment interest on all amounts awarded. On July 31, 2002, the trial court entered an order awarding $105,874.88 in costs. To date, the trial court has not ruled on the defendants’ motion for set-off which, if granted, would reduce the award against them.

(18)

UST Inc.
PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.	Section 906 Certification

(b)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended June 30, 2002.

(19)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.
(Registrant)

Date	August 7, 2002	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James. D. Patracuolla

James D. Patracuolla Vice President and Controller (Principal Accounting Officer)

(20)