Form 10-Q
period 2002-09-30
UST INC
filed 2002-11-06
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

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

Number of Common shares ($.50 par value) outstanding at September 30, 2002     168,921,356

1

UST Inc.

(Registrant)

(1)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
ASSETS

Current assets

Cash and cash equivalents	$303,149	$271,969

Accounts receivable	89,484	85,423

Inventories:

Leaf tobacco	194,221	215,728

Products in process	173,318	171,730

Finished goods	96,626	88,978

Other materials and supplies	17,094	17,384

	481,259	493,820

Deferred income taxes	15,352	16,855

Prepaid expenses and other current assets	27,752	23,892

Total current assets	916,996	891,959

Property, plant and equipment, net	386,239	369,568

Restricted deposits	1,228,890	659,897

Other assets	74,883	90,278

Total assets	$2,607,008	$2,011,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Short-term debt	$—	$3,300

Accounts payable and accrued expenses	158,961	171,610

Income taxes payable	14,751	47,552

Total current liabilities	173,712	222,462

Long-term debt	1,140,000	862,575

Postretirement benefits other than pensions	82,023	81,679

Deferred income taxes	378,852	183,524

Other liabilities	90,031	80,400

Contingencies (see note)	—	—

Total liabilities	1,864,618	1,430,640

Stockholders’ equity

Preferred stock — par value $.10 per share:

Authorized — 10 million shares; issued – none	—	—

Common stock — par value $.50 per share:

Authorized — 600 million shares; issued 205,220,546 shares in 2002 and 203,420,506 shares in 2001	102,610	101,710

Additional paid-in capital	689,719	635,380

Retained earnings	1,043,720	915,990

Accumulated other comprehensive loss	(24,629)	(18,256)

	1,811,420	1,634,824

Less treasury stock — 36,299,190 shares in 2002 and 35,821,600 shares in 2001	1,069,030	1,053,762

Total stockholders’ equity	742,390	581,062

Total liabilities and stockholders’ equity	$2,607,008	$2,011,702

Note: The statement of financial position at December 31, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$451,325	$407,419	$1,258,845	$1,190,707

Costs and expenses

Cost of products sold	87,531	80,748	238,825	229,593

Excise taxes	11,447	9,360	32,209	26,978

Selling, advertising and administrative	126,487	107,484	351,594	333,287

Total costs and expenses	225,465	197,592	622,628	589,858

Operating income	225,860	209,827	636,217	600,849

Interest, net	13,606	7,820	32,671	25,334

Earnings before income taxes	212,254	202,007	603,546	575,515

Income taxes	81,714	77,785	232,367	221,618

Net earnings	$130,540	$124,222	$371,179	$353,897

Net earnings per share

Basic	$.77	$.76	$2.20	$2.16

Diluted	$.77	$.75	$2.17	$2.15

Dividends per share	$.48	$.46	$1.44	$1.38

Average number of shares

Basic	169,192	164,240	168,903	163,537

Diluted	170,331	165,698	170,671	164,777

See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2002	2001
OPERATING ACTIVITIES

Net cash provided by operating activities	$582,475	$493,570

INVESTING ACTIVITIES

Purchases of property, plant and equipment	(44,710)	(22,719)

Dispositions of property, plant and equipment	3,011	1,343

Net cash used in investing activities	(41,699)	(21,376)

FINANCING ACTIVITIES

Net proceeds from debt	593,292	—

Repayment of debt	(325,875)	(2,475)

Proceeds from the issuance of stock	50,697	54,513

Restricted deposits	(568,993)	(123,365)

Dividends paid	(243,449)	(226,316)

Stock repurchased	(15,268)	—

Net cash used in financing activities	(509,596)	(297,643)

Increase in cash and cash equivalents	31,180	174,551

Cash and cash equivalents at beginning of year	271,969	96,034

Cash and cash equivalents at end of period	$303,149	$270,585

Supplemental disclosure of cash flow information Cash paid during the period for:

Income taxes	$65,723	$141,789

Interest	43,523	55,012

See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s annual report on Form 10-K for the year ended December 31, 2001.

Certain amounts reported on the 2001 Condensed Consolidated Statement of Earnings have been reclassified to conform to the 2002 presentation.

RESTRICTED DEPOSITS

At September 30, 2002 and December 31, 2001, Registrant had $1.229 billion and $513.2 million, respectively, on deposit with the U.S. District Court in satisfaction of the bonding requirement imposed in connection with the antitrust litigation involving Registrant’s smokeless tobacco subsidiary. In addition, Registrant had $146.7 million on deposit in a restricted collateral account at December 31, 2001, which was established by the lenders of the $1 billion credit facility. This credit facility was terminated in July 2002 (see “Other Matters” footnote).

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Registrant has hedged the interest rate risk on its $40 million aggregate principal amount of floating-rate senior notes with a ten-year interest rate swap, designated as a cash flow hedge. This hedge is perfectly effective as the terms and conditions of the floating rate debt coincide perfectly with the swap. The fair value of the swap at September 30, 2002 and December 31, 2001 was a net liability of $7.2 million and $2.1 million, respectively, based on dealer quotes, considering current market rates, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. “Accumulated other comprehensive loss” at September 30, 2002 included the accumulated loss on the cash flow hedge (net of taxes) of $4.7 million. This reflects $2.5 million (net of taxes) of other comprehensive loss recognized for the quarter ended September 30, 2002 in connection with the change in fair value of the swap since June 30, 2002.

In September 2002, 2 million EURO aggregate notional value forward contracts matured. These were designated as cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with firm commitments to purchase oak barrels for its wine operations. The loss recognized with respect to their maturity was not material. There were no additional forward contracts outstanding at September 30, 2002.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the third quarter of 2002 and 2001, comprehensive income, net of taxes, amounted to $126,792,000 and $121,433,000, respectively. For the first nine months of 2002 and 2001 total comprehensive income, net of taxes, was $364,806,000 and $348,725,000, respectively.

REPURCHASE OF COMMON STOCK

In August 2002, Registrant resumed its stock repurchase program as a result of the full funding of the antitrust judgment into the court administered qualified settlement fund, and the court’s release of its stock repurchase restriction (see “Other Matters” footnote). Registrant repurchased 0.5 million shares at a cost of $15.3 million for the quarter ended September 30, 2002. The repurchases were made pursuant to Registrant’s authorized program to repurchase its outstanding common stock up to a maximum of 20 million shares. As of September 30, 2002, 7.7 million shares have been repurchased at a cost of $178.1 million under the program.

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods is Registrant’s international and cigar operations. Interim segment information is as follows:

(In thousands)	Three Months ended		Nine Months ended
	September 30,		September 30,

Net Sales to Unaffiliated Customers:	2002	2001	2002	2001

Smokeless Tobacco	$387,382	$349,225	$1,088,708	$1,034,300

Wine	54,715	49,927	145,453	133,716

All other	9,228	8,267	24,684	22,691

Net sales	$451,325	$407,419	$1,258,845	$1,190,707

Operating Profit (Loss):

Smokeless Tobacco	$224,227	$207,323	$633,068	$599,962

Wine	7,146	6,508	19,388	14,092

All other	(143)	(930)	(2,778)	(2,762)

Operating profit	231,230	212,901	649,678	611,292

Corporate expenses	(5,370)	(3,074)	(13,461)	(10,443)

Interest, net	(13,606)	(7,820)	(32,671)	(25,334)

Earnings before income taxes	$212,254	$202,007	$603,546	$575,515

Registrant’s identifiable assets did not change significantly from amounts appearing in the December 31, 2001 Consolidated Segment Information (See Form 10-K for the year then ended), with the exception of Smokeless Tobacco segment assets which reflects an increase in Restricted Deposits (see “Other Matters” footnote).

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         EARNINGS PER SHARE
         (In thousands, except per share amounts)

         The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:

Net earnings	$130,540	$124,222	$371,179	$353,897

Denominator:

Denominator for basic earnings per share - weighted-average shares	169,192	164,240	168,903	163,537

Dilutive effect of employee stock options	1,139	1,458	1,768	1,240

Denominator for diluted earnings per share	170,331	165,698	170,671	164,777

Basic earnings per share	$.77	$.76	$2.20	$2.16

Diluted earnings per share	$.77	$.75	$2.17	$2.15

Options to purchase 4.4 million shares and 2.2 million shares of common stock outstanding as of September 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

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

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant’s willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended. Registrant believes that the ultimate outcome of all such pending litigation will not have a material adverse effect on its consolidated financial position, but may have a material impact on its consolidated financial results for a particular reporting period in which resolved.

On March 28, 2000, a Kentucky jury rendered a verdict against Registrant, awarding $350 million in compensatory damages to Conwood Company, L.P., for its claims under federal antitrust laws that Registrant had engaged in exclusionary and anticompetitive conduct in the marketing and promotion of moist smokeless tobacco products. The verdict, when entered as a judgment, was subject to trebling under federal antitrust laws to $1.05 billion plus interest and other costs. On September 11, 2000, Registrant filed its notice of appeal to the United States Court of Appeals for the Sixth Circuit from the final and interlocutory orders entered by the District Court. On May 15, 2002, the United States Court of Appeals for the Sixth Circuit issued an Opinion affirming the judgment entered by the District Court. In addition, on July 19, 2002, the United States Court of Appeals for the Sixth Circuit denied Registrant’s Petition for Rehearing and Suggestion for Rehearing En Banc. Registrant filed a Petition for Writ of Certiorari with the United States Supreme Court on October 17, 2002.

Registrant believes that the evidence presented at trial was insufficient to support the jury verdict and, as a result, believes that, while there can be no assurances, the judgment should be reversed. Accordingly, no charge relating to the judgment is reflected in Registrant’s financial statements. If Registrant’s Petition for Writ of Certiorari is denied prior to Registrant’s filing of its 2002 Form 10-K, it would be required to include the charge in its 2002 results. While Registrant believes that the judgment should be reversed, if the adverse judgment is not, in whole or substantial part, reversed by the United States Supreme Court, satisfaction of the judgment is likely to have a material adverse effect on Registrant’s consolidated financial results for a particular year, but is not expected to have a material adverse effect on Registrant’s consolidated financial position.

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

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

As indirect purchasers of Registrant’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of potential certification of the proposed class, plaintiffs in those actions allege individually and on behalf of putative class members in a particular state that Registrant has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $74,000 or $75,000 (depending on the action) after trebling per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.

Each of the foregoing actions is derived directly from the Conwood litigation. For the plaintiffs in these actions to prevail, they will have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. Registrant believes that the ultimate outcome of these purported class actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for the particular reporting period in which resolved.

Registrant has been named in an action in Kentucky brought by one of its competitors alleging that certain actions and practices of Registrant violate federal and state antitrust laws as well as the common law of Kentucky in connection with the marketing and sale of its moist smokeless tobacco products. Plaintiff seeks unspecified damages before trebling, punitive damages and injunctive and other relief.

This action is also derived directly from the Conwood litigation. In order to prevail, Registrant’s competitor will have to obtain favorable determinations on issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of this action will not have a material adverse effect on its consolidated financial position, although if plaintiff was to prevail, this action could have a material impact on its consolidated financial results for the particular reporting period in which resolved.

On February 14, 2002, in a state court action in Miami, Florida involving a commercial dispute alleging breach of contract and other claims in connection with the sale of cigars, a jury rendered a verdict against U.S. Cigar Sales Inc. and other affiliated companies of Registrant, awarding $43 million in compensatory and punitive damages to the plaintiff, a former distributor. On April 26, 2002, the court ruled on certain post-trial motions, thereby reducing the award to $7.4 million. On August 30, 2002, the court granted Registrant’s motion for set-off reducing the award to $3,567,356 (including prejudgment interest and costs), and entered final judgment. Both plaintiff and Registrant have filed a notice of appeal to the Third District Court of Appeal.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

Registrant believes, and has been so advised by counsel handling the case, that its appeal is well-founded and the trial court’s ruling on the post-trial motions that reduced the jury’s verdict and granted a set-off are supported by existing law and, as a result, believes that, while there can be no assurances, its appeal should ultimately be granted and the rulings on those post-trial motions should ultimately be affirmed on appeal. While Registrant believes that its appeal should ultimately be granted and the rulings on those post-trial motions should ultimately be affirmed, if all or part of the adverse verdict is reinstated after all appeals, satisfaction of such a judgment is not expected to have a material adverse effect on Registrant’s consolidated financial results or financial position.

Registrant has been named in an action in Texas brought by a former vendor of point-of-sale materials alleging claims for breach of contract and promissory estoppel in connection with the purchase of materials relating to in-store vending systems. Plaintiff seeks unspecified damages including exemplary damages and attorneys’ fees. This claim is included under “Contingencies” in light of the fact that the trial is scheduled to begin November 12, 2002. Registrant’s motion for summary judgment was granted on the plaintiff’s claims for common-law misappropriation, business disparagement/slander, fraud, fraudulent inducement, negligent misrepresentation and exemplary damages. The only remaining claims are for breach of contract, promissory estoppel and attorneys’ fees. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of this action will not have a material adverse effect on its consolidated financial position.

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

A portion of the net proceeds from these senior notes were used to repay outstanding loans and prepayment penalties under Registrant’s $1 billion senior secured credit agreement in the amount of $325.8 million. In July 2002, Registrant terminated the $1 billion senior secured credit agreement.

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

On August 7, 2002, Registrant deposited $710 million into the court administered qualified settlement fund. As this deposit represented the balance of the antitrust judgment, including interest and other costs, the district court in Registrant’s antitrust litigation issued an order to remove restrictions on its ability to repurchase its common stock. Registrant utilized a portion of its net proceeds from its senior notes issued on July 15, 2002, together with funds held in a restricted account and operating cash for this deposit.

(10)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

Results of Operations
Third Quarter and First Nine Months of 2002
Compared with the Third Quarter and First Nine Months of 2001

CONSOLIDATED RESULTS

For the third quarter of 2002, consolidated net sales increased 10.8 percent to $451.3 million, operating income increased 7.6 percent to $225.9 million and net earnings increased 5.1 percent to $130.5 million. Third quarter basic and diluted earnings per share were both $.77, reflecting increases of 1.3 percent and 2.7 percent, respectively, compared to the corresponding 2001 period. Results for the third quarter of 2002 include the effect of one more billing day in the Smokeless Tobacco segment, compared to the similar 2001 period. Revenue from the sale of moist smokeless tobacco products is recognized when shipments arrive at customer locations, each Monday. The third quarter of 2002 included one more Monday than the corresponding 2001 period. On an equivalent billing day basis, third quarter consolidated net sales would have increased 3.7 percent, while net earnings and diluted earnings per share would have decreased 5.5 percent and 7.2 percent, respectively.

For the first nine months of 2002, net sales increased 5.7 percent to $1.259 billion, operating income increased 5.9 percent to $636.2 million and net earnings increased 4.9 percent to $371.2 million compared to the first nine months of 2001. Basic and diluted earnings per share for this period increased 1.9 percent to $2.20 and 0.9 percent to $2.17, respectively, versus the similar 2001 period. The number of billing days for the first nine months of 2002 was equal to that of the corresponding 2001 period.

The consolidated gross margin percentage increased slightly in the third quarter of 2002, as higher sales of moist smokeless tobacco products were mostly offset by increased sales of wine products, which sell at lower margins. For the first nine months of 2002 this percentage remained level with the corresponding 2001 period.

Selling, advertising and administrative expenses for the third quarter and first nine months of 2002 increased 17.7 percent to $126.5 million and 5.5 percent to $351.6 million, respectively, over the similar 2001 periods. These expenses for both 2002 periods include refinancing costs of $6.2 million (in connection with the termination of the $1 billion credit facility), higher legal and related costs, along with higher salaries and related costs in the Smokeless Tobacco segment. The nine-month period also reflects the favorable effects of a one-time $5.6 million adjustment due to a change in Registrant’s benefits policy. This change in policy was the result of Registrant’s ongoing broader initiative to control overall benefit-related costs, while continuing to offer a competitive benefit package to its employees. Corporate expenses for the third quarter of 2002 increased mainly as a result of the prepayment penalties for the terminated $1 billion credit facility. Corporate expenses increased for the nine-month period as the refinancing costs and higher administrative spending in other areas were partially offset by the favorable benefits-related adjustment.

(11)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

For the third quarter and first nine months of 2002, net interest expense increased to $13.6 million and $32.7 million, respectively. Net interest expense for both 2002 periods includes incremental interest expense of $5.6 million in connection with the recent debt issuance. The increase for the third quarter was a result of higher average debt outstanding and lower income generated from accumulated cash. For the first nine months of 2002, the increase primarily resulted from the factors affecting the third quarter, partially offset by a lower average rate on outstanding debt. The decrease in income generated from accumulated cash in both 2002 periods was mainly attributable to lower average rates on the applicable funds.

Income taxes increased in both 2002 periods as a result of higher earnings before taxes compared to the similar 2001 periods. The effective tax rates for both periods remained level at 38.5 percent.

Basic and diluted earnings per share increased less than net earnings for both 2002 periods due to higher average shares outstanding, which was attributable to the exercise of stock options. Diluted earnings per share also included the effects of higher average market prices for Registrant’s common stock in both the third quarter and first nine months of 2002, which resulted in increased common stock equivalents.

SMOKELESS TOBACCO SEGMENT

Net sales for the Smokeless Tobacco segment increased 10.9 percent to $387.4 million for the third quarter of 2002, and increased 5.3 percent to $1.089 billion for the first nine months of 2002, accounting for 86.5 percent of year-to-date consolidated net sales. The increase for the third quarter was primarily attributable to higher unit volume and higher selling prices, net of increased sales incentives, for moist smokeless tobacco products. The nine-month increase was primarily a result of higher selling prices, net of increased sales incentives. Net unit volume for moist smokeless tobacco products increased 8 percent to 170.8 million cans and 0.2 percent to 480.9 million cans for the third quarter and first nine months of 2002, respectively. Unit volume results for the third quarter, which include the effect of the additional billing day, reflect higher can sales for premium and non-premium products. On an equivalent billing day basis, third quarter 2002 net sales would have increased 2.7 percent and net unit volume would have increased 0.3 percent, which includes higher can sales for non-premium products and lower can sales for premium products. Results for the first nine months of 2002, which are on equal billing days compared to 2001, reflect higher can sales for non-premium products, offset by lower can sales for premium products.

Share data based on Registrant’s Retail Activity Data & Volume Tracking System (RAD), which measures industry shipments to retail, indicates that, for the year-to-date period ended September 7, 2002, total smokeless category retail shipments grew 1.4 percent over the corresponding 2001 period, on a can-volume basis. The premium segment declined 1.8 percent, while the price value segment increased 15.9 percent during the same period. Registrant’s retail shipments were stable, while overall share declined 1 percentage point to 76.7 percent. Growth of the price value segment has accelerated to approximately 22 percent for the eight week period ended September 7, 2002, as a result of the introduction of a new, heavily discounted competitor’s brand.

(12)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Cost of products sold increased 10.6 percent and 4 percent for the third quarter and first nine months of 2002, respectively. The third quarter increase was primarily a result of the higher unit volume (affected by one more billing day) and higher unit costs for moist smokeless tobacco products, while the nine-month period’s increase was primarily attributable to the higher unit costs. In both 2002 periods, the higher unit costs include a federal excise tax rate increase, which was effective January 2002, and higher leaf tobacco costs. Smokeless Tobacco segment gross profit increased 11 percent for the third quarter and 5.5 percent for the nine-month period versus the corresponding 2001 periods. The gross profit percentage for both 2002 periods remained level as higher selling prices on moist smokeless tobacco products, were offset by the aforementioned increased unit costs.

Selling and advertising expenses increased in the third quarter of 2002. For the first nine months of 2002, selling and advertising expenses decreased slightly, primarily as a result of a shift in spending from trade promotions to certain sales incentives, which are reflected as a reduction to net sales. Indirect selling expenses were higher for both 2002 periods due to increased costs associated with the field salesforce, primarily for salaries and related expenses. Smokeless Tobacco segment administrative expenses increased significantly in both 2002 periods, primarily as a result of a portion of the aforementioned refinancing charges, along with higher legal and related costs. The increase in the nine-month period was partially offset by the aforementioned one-time adjustment due to a change in Registrant’s benefits policy.

Operating profit for the Smokeless Tobacco segment increased 8.2 percent to $224.2 million and 5.5 percent to $633.1 million for the third quarter and first nine months of 2002, respectively, versus the similar 2001 periods. On an equivalent billing day basis, operating profit for the third quarter would have decreased 2.5 percent.

WINE SEGMENT

Wine segment net sales increased 9.6 percent to $54.7 million and 8.8 percent to $145.5 million for the third quarter and first nine months of 2002, respectively, accounting for 11.6 percent of year-to-date consolidated net sales. Higher premium case volumes of 8.4 percent in each of the 2002 periods were the primary sources of the net sales increases. Registrant’s two leading premium brands, Chateau Ste. Michelle and Columbia Crest, achieved case volume increases for both the third quarter and the nine-month period. These two brands accounted for 82.7 percent of Registrant’s total year-to-date premium wine case volume sales in 2002.

Cost of products sold increased significantly in both 2002 periods, primarily as a result of the increased premium case volume. Gross profit for the Wine segment increased 11.6 percent to $19.7 million and 11.2 percent to $54.6 million for the third quarter and first nine months of 2002, respectively, primarily as a result of the increased premium case volume as well as improved cost efficiencies for its core brands. Wine segment gross profit percentage increased slightly for both 2002 periods, primarily as a result of the improved cost efficiencies.

Selling and advertising expenses increased slightly in the third quarter of 2002, while for the first nine months of 2002 these expenses decreased slightly due to lower marketing, promotional and media spending. Indirect selling, administrative and other expenses increased for the third quarter and first nine months of 2002 primarily as a result of higher salaries and related costs and increased other administrative spending. The increase for the nine-month period was partially offset by a gain of approximately $1 million on the sale of an underutilized facility.

(13)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

For the third quarter and first nine months of 2002, operating profit for the Wine segment increased 9.8 percent to $7.1 million and 37.6 percent to $19.4 million, respectively, compared to the corresponding 2001 periods.

ALL OTHER OPERATIONS

Net sales for all other operations increased 11.6 percent to $9.2 million for the third quarter of 2002 and 8.8 percent to $24.7 million for the first nine months of 2002, as compared to the similar 2001 periods. Overall net sales and unit volume for Registrant’s cigar operations increased in both 2002 periods. All other operations reported operating losses of $0.1 million and $2.8 million for the third quarter and first nine months of 2002, respectively, compared to operating losses of $0.9 million and $2.8 million in the corresponding 2001 periods. Both 2002 periods include favorable results from operations, primarily due to decreased spending and slightly higher gross margins. The operating loss for the nine-month period of 2002 also includes the effects of higher legal spending on cigar-related litigation.

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2001

Net cash provided by operating activities increased to $582.5 million as compared to $493.6 million for the corresponding 2001 period, primarily due to the deferral of income taxes, resulting from restricted deposits made into the court-administered qualified settlement fund, along with a decrease in inventories, partially offset by a decrease in income taxes payable. Registrant’s primary sources of cash from operations were net earnings generated by the Smokeless Tobacco segment and the deferral of income taxes, while the most significant uses of cash in operations were for the payment of accounts payable, accrued expenses and income taxes and for purchases of leaf tobacco for use in Registrant’s moist smokeless tobacco products. Registrant estimates that 2002 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will be lower than that expended in 2001.

Net cash used in investing activities was $41.7 million in 2002 compared to $21.4 million in 2001. Expenditures for both years were for the purchase of property, plant and equipment. The significant increase in 2002 included higher capital spending on manufacturing, processing and packaging equipment in the Smokeless Tobacco segment and building additions, machinery and equipment and expansion in the Wine segment. Registrant expects spending for the 2002 capital program to approximate $67 million.

Net cash used in financing activities for 2002 increased significantly to $509.6 million from $297.6 million in 2001. This increase was primarily attributable to higher restricted cash deposits, repayment of borrowings under the Registrant’s terminated $1 billion credit facility and dividends paid, partially offset by proceeds from the recent debt issuance. In addition, during 2002, approximately $15.3 million was used to buy back common shares in connection with Registrant’s share repurchase program. The increase in dividends paid during the first nine months of 2002 was a result of the 4.3 percent dividend rate increase, as well as the additional shares outstanding in the period versus 2001.

As a result of the aforementioned sources and uses of cash, Registrant’s cash and cash equivalents balance, excluding restricted deposits, increased $31.2 million from December 31, 2001.

(14)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

In July 2002, Registrant issued $600 million aggregate principal amount of 6.625 percent senior notes through a private placement, under Rule 144A of the Securities Act, and entered into a $300 million unsecured line of credit with various financial institutions. A portion of the proceeds from the new senior notes was used to repay debt outstanding under the subsequently terminated $1 billion senior secured credit facility. Upon full repayment of such amounts, consisting of principal, interest and penalties, Registrant canceled the $1 billion credit facility.

Registrant used the remaining proceeds from the $600 million senior notes, together with funds held in a restricted cash account and operating cash accounts, to fund the balance of the judgment from the antitrust litigation through deposits into the court-administered qualified settlement fund.

If the U.S. Supreme Court does not, in whole or in substantial part, reverse Registrant’s antitrust litigation, Registrant would be required to satisfy a significant judgment, which would not have a material adverse effect on its consolidated financial position. If this judgment was ultimately reversed by the U.S. Supreme Court, cash required for the payment of income taxes would significantly exceed income tax expense for that year. In either event, Registrant would utilize its restricted deposits to meet these cash requirements.

Registrant’s other cash requirements for the remainder of 2002, will be primarily for the payment of dividends, share repurchases and capital spending. Registrant expects to spend approximately $50 million in 2002 and $150 million in each of the next three years to buy back its common shares.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In July 2002, Registrant issued $600 million aggregate principal amount of 6.625 percent fixed-rate senior notes, which mature on July 15, 2012. There were no other material changes in market risk since December 31, 2001.

CONTROLS AND PROCEDURES

Registrant, under the direction of the Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated its disclosure controls and procedures and believes, as of the date of management’s evaluation, that the Registrant’s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended. The review and evaluation was performed within 90 days prior to the filing of this report.

There have not been any significant changes in Registrant’s internal controls or any other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(15)

UST Inc.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In Conwood Company L.P., et. al. v. United States Tobacco Company, et. al., United States District Court for the Western District of Kentucky (Case No. 5:98CV-108-R), on October 17, 2002, Registrant filed a Petition for Writ of Certiorari with the United States Supreme Court.

On September 3, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Samuel Abels, et al. v. U.S. Smokeless Tobacco Brands Inc., et al., Superior Court for the State of California, County of Orange (Case No. 02-CC-00239). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of California during the period of the last four years. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practice statutes of California. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 including trebling, per putative class member and certain other relief.

On September 3, 2002, Registrant was served with a Class Action Complaint in an action entitled Scott Trulik, et al. v. UST Inc., et al., Superior Court for the State of California, County of Orange (Case No. 02-CC-00233). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of California during the period of the last four years. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practice statutes of California. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 including trebling, per putative class member and certain other relief.

On September 6, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Tim Budd, et al. v. U.S. Smokeless Tobacco Brands Inc., et al., Superior Court for the State of California, County of Orange (Case No. 02-CC-00249). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of California during the period of the last four years. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practice statutes of California. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 including trebling, per putative class member and certain other relief.

(16)

UST Inc.
PART II — OTHER INFORMATION

Item 1.  Legal Proceedings (Continued)

On September 26, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Craig Kelly, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court for the State of California, City and County of San Francisco (Case No. CGC-02-412-861). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of California during the period January 1, 1990 through the present. Plaintiffs allege Registrant has violated the antitrust laws and unfair or deceptive trade practice statutes of California. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 including trebling, per putative class member and certain other relief.

On September 26, 2002, Registrant was served with a Summons and Class Action Complaint in an action entitled Justin Score, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court for the State of Arizona, County of Maricopa (Case No. CV2002-018698). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Arizona during the period April 1996 through the present. Plaintiffs allege Registrant has violated the antitrust laws of Arizona. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $74,000 including trebling, per putative class member and certain other relief.

The Abels, Trulik, Budd, Kelly and Score cases are derived directly from the Conwood litigation. For the plaintiffs in these actions to prevail, they will have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended.

In Michael L. McMullin, et al. v. U.S. Smokeless Tobacco Company, et al., (Case No.: 00-02790-CA), Circuit Court, Fourth Judicial District, Duval County, Florida, on October 11, 2002, the parties filed a Stipulation of Dismissal with Prejudice. Registrant was approached by plaintiffs’ counsel regarding dismissal of the claims. The resolution provided for a payment of attorneys’ fees and other expenses.

In Miami Cigar & Company v. UST Inc., et. al., (No. 99-16881), Circuit Court, Miami-Dade County, Florida, an action involving a commercial dispute alleging breach of contract and other claims in conjunction with the sale of cigars, on August 30, 2002, the court granted Registrant’s motion for set-off reducing the award to $3,567,356 (including prejudgment interest and costs), and entered final judgment. Both plaintiff and Registrant have filed a notice of appeal to the Third District Court of Appeal.

(17)

UST Inc.
PART II — OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	99. Section 906 Certification

(b)	Reports on Form 8-K

On July 16, 2002, Registrant filed a Current Report on Form 8-K which reported the completion on July 15, 2002 of an offering of $600,000,000 aggregate principal amount of 6.625% senior notes due July 15, 2012 at a price of 99.532% of principal amount.

On August 8, 2002, Registrant filed a Current Report on Form 8-K which reported the filing of sworn statements by its Principal Executive Officer and its Principal Financial Officer with the Securities and Exchange Commission pursuant to Order No. 4-460.

(18)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc. (Registrant)

Date November 6, 2002	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James D. Patracuolla

James D. Patracuolla Vice President and Controller (Principal Accounting Officer)

(19)

UST Inc.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Vincent A. Gierer, Jr., Chief Executive Officer and President of UST Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of UST Inc. (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

4.	Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect Registrant’s ability to record, process, summarize and report financial data and have identified for Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls; and

6.	Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 6, 2002	/s/ Vincent A. Gierer, Jr.

Vincent A. Gierer, Jr. Chief Executive Officer and President

(20)

UST Inc.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert T. D’Alessandro, Senior Vice President and Chief Financial Officer of UST Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of UST Inc. (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

4.	Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect Registrant’s ability to record, process, summarize and report financial data and have identified for Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls; and

6.	Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 6, 2002	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro Senior Vice President and Chief Financial Officer

(21)