Form 10-K
period 2002-12-31
UST INC
filed 2003-02-24
CIK 811669

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 2(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock — $.50 par value	New York Stock Exchange
Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]    No [ ]

     As of June 30, 2002, the aggregate market value of Registrant’s Common Stock, $.50 par value, held by non-affiliates of Registrant (which for this purpose does not include directors or officers) was $5,690,299,534.

     As of January 31, 2003, there were 167,788,915 shares of Registrant’s Common Stock, $.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of UST Annual Report to stockholders for the fiscal year ended December 31, 2002 and filed as an exhibit as required by Item 601(b)(13) of Regulation S-K Parts I & II

Certain pages of UST 2003 Notice of Annual Meeting and Proxy Statement Part III

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

Smokeless Tobacco Products: Registrant’s primary activities are manufacturing and marketing smokeless tobacco.

Wine: Registrant produces and markets premium varietal and blended wines.

All Other Operations: Registrant’s international operation which markets moist smokeless tobacco and its cigar operation which manufactures and markets premium cigars are included in all other operations.

      Registrant’s website address is www.ustinc.com. The Registrant makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Operating Segment Data

      Registrant hereby incorporates by reference the Consolidated Segment Information pertaining to the years 2000 through 2002 set forth on page 40 of its Annual Report to stockholders for the fiscal year ended December 31, 2002 (“Annual Report”), which page is included in Exhibit 13.

SMOKELESS TOBACCO PRODUCTS

Principal Products

      Registrant’s principal smokeless tobacco products and brand names are as follows:

Moist —	COPENHAGEN, SKOAL LONG CUT, SKOAL, COPENHAGEN LONG CUT, RED SEAL, SKOAL BANDITS, ROOSTER

Dry — BRUTON, CC, RED SEAL

      Reports with respect to the health risks of tobacco products have been publicized for many years, and the sale, promotion and use of tobacco continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of adverse health effects, including various types of cancer, coronary heart disease, and chronic lung disease, and discussing the health risks of environmental tobacco smoke. Recently, a major cigarette manufacturer stated its agreement with the “overwhelming medical and scientific consensus that cigarette smoking causes lung cancer, heart disease, emphysema and other serious diseases in smokers.” In 1985, Registrant ceased entirely its cigarette manufacturing operations.

      In 1986, a Surgeon General’s Report reached the judgment that smokeless tobacco use “can cause cancer.” At the time, 17 epidemiological studies reporting data or information regarding smokeless tobacco and oral cancer had been published. Since the publication of the 1986 Surgeon General’s Report, there have been nearly 20 additional relevant epidemiological studies published, more than 70% of which do not report a statistically significant association between smokeless tobacco and oral cancer.

      In light of scientific research taken as a whole, Registrant does not take the position that smokeless tobacco is safe. Perhaps more importantly, however, there is considerable agreement in the scientific community that the use of smokeless tobacco involves significantly less risk of adverse health effects than cigarette smoking. In December 2002, Britain’s Royal College of Physicians (RCP), one of the world’s most prestigious medical institutions, issued a report entitled “Protecting Smokers, Saving Lives,” which focused on recommendations for tobacco regulatory policy in the United Kingdom. With respect to smokeless tobacco, the RCP report concluded that “the consumption of non-combustible tobacco is of the order of 10-1,000 times less hazardous than smoking, depending on the product.” Notably, data from some surveys measuring the public’s perception of the relative risks of smokeless tobacco compared to cigarette smoking indicate that at least 80% of smokers believe smokeless tobacco is as dangerous as cigarette smoking.

      Nevertheless, as the debate accelerates regarding tobacco harm reduction and the possible role of smokeless tobacco as part of a public health strategy to reduce cigarette smoking, a growing number of researchers have begun advocating that cigarette smokers who do not quit and do not use medicinal nicotine products should switch completely to smokeless tobacco products. Based on surveys in the United States indicating that at least half of the 46-50 million adult smokers are looking for an alternative, Registrant believes that there is a significant opportunity for manufacturers of smokeless tobacco products to have a constructive role in any tobacco harm reduction strategy assuming appropriate measures from a public health perspective.

      In 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission. A federal excise tax was imposed in 1986, which was increased in 1991, 1993, 1997, 2000 and 2002. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, inter alia, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 2003.

      In recent years, various state and local governments continued the regulation of tobacco products, including, inter alia, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2003. Registrant is unable to assess the future effects these various actions may have on its smokeless tobacco business.

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

      Proposals for comprehensive federal regulation of tobacco products by the FDA will continue to be considered. To date, Registrant has opposed such proposals because they fail completely to recognize that smokeless tobacco is distinctly different from cigarettes. As a result, the current proposals preserve the status quo in favor of the manufacturers of conventional cigarettes. Registrant would consider supporting federal regulation of tobacco products if the proposed regulatory regime included the following components:

(1) a meaningful regulatory process whereby the agency could certify, based upon submissions by a manufacturer, that the use of smokeless tobacco involves significantly less risk of adverse health effects than cigarette smoking;

(2) a meaningful regulatory process whereby the agency could approve, based upon the submission of a manufacturer, comparative risk communications to current adult users of tobacco products, e.g., cigarette smokers who do not quit and do not use medicinal nicotine products should switch completely to smokeless tobacco products; and

(3) a meaningful regulatory process whereby the severity of any provisions regarding regulation of ingredients, constituents, advertising, promotion and availability could be reduced for products that were classified on a continuum as involving less risk (e.g. less restrictive regulations for products classified as significantly reduced risk, such as smokeless tobacco).

      On November 23, 1998, Registrant entered into the Smokeless Tobacco Master Settlement Agreement (the “Settlement Agreement”) with attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated by various attorneys general against Registrant. The Settlement Agreement required Registrant to adopt various marketing and advertising restrictions and make payments totaling $100 million, plus a minimum 3% inflationary adjustment per annum, over ten years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes.

Raw Materials

      Except as noted below, raw materials essential to Registrant’s business are generally purchased in domestic markets under competitive conditions.

      Registrant purchased all of its leaf tobacco from domestic suppliers in 2002. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by Registrant from domestic and other sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by Registrant for a period of two to three years prior to their use.

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

Working Capital

      The principal portion of Registrant’s operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for manufacturing of smokeless tobacco products, to ensure an aging process of two to three years prior to use.

Customers

      Registrant markets its moist smokeless tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 36% of Registrant’s gross sales of tobacco products are made to four customers, one of which, McLane Co. Inc., a national distributor, accounts for approximately 19% of Registrant’s consolidated revenue. Registrant has maintained satisfactory relationships with its customers for many years.

Competitive Conditions

      The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than Registrant and many smaller ones. The larger companies concentrate on the manufacture and marketing of cigarettes. Registrant is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, Registrant competes actively with both larger and smaller companies in the marketing of its tobacco products. Registrant’s principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, price, product recognition and distribution.

WINE

      Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 41% of Registrant’s wine sales are made to two distributors, neither of which accounts for more than 29% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

      It has been claimed that the use of alcohol beverages may be harmful to health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, but not limited to, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 2003. Also in recent years, increased regulation of alcohol beverages by various states included, but not limited to, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 2003. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

      Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located in Washington and California and purchases bulk wine from other sources. Total grape tonnage harvested and purchased in 2002 was higher than in 2001. The supply of grapes is adequate to meet expected demand.

      Registrant’s principal competition comes from many larger, well-established national and international companies, as well as many smaller wine producers. Registrant’s principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. Registrant is a minor factor in the total nationwide business of producing wines.

ALL OTHER OPERATIONS

      All other operations consist of the international operation which markets moist smokeless tobacco in select markets and the cigar operation which manufactures and markets the premium cigar brands DON TOMÁS, ASTRAL and HELIX. None of the above, singly, constitutes a material portion of Registrant’s operations.

      While some scientific studies have reported a statistical association between cigar smoking and disease, other scientific studies have not found such an association. Registrant has a de minimis share of the cigar segment of the overall tobacco market. On July 25, 1997, a public health group filed a petition with FDA requesting that the agency initiate proceedings to assert jurisdiction over cigars as “nicotine delivery systems.” Notwithstanding the United States Supreme Court’s ruling that FDA has no jurisdiction over cigarettes and smokeless tobacco products, if FDA attempts to assert jurisdiction over cigars and promulgates regulations, and the regulations survive a judicial challenge, those regulations would impose severe restrictions on the advertising, marketing and promotion of cigar products and would require Registrant to comply with a wide range of labeling, reporting and other requirements with respect to its cigar products. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, but not limited to, the requirement of warning notices on cigar products, ingredient and constituent disclosure, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. The federal excise tax on cigars was last increased in 1993. Substantially similar proposals will likely be considered in 2003. In recent years, various state and local governments continued the regulation of tobacco products including, but not limited to, additional proposed warning notices on cigar products, the imposition of significantly higher taxes, advertising bans and restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2003. Registrant is unable to assess the future effects these various actions may have on its cigar business.

ADDITIONAL BUSINESS INFORMATION

Environmental Regulations

      Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of Registrant.

Number of Employees

      Registrant’s average number of employees during 2002 was 4,911.

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

Item 2 — Properties

      Set forth below is information concerning principal facilities and real properties of Registrant.

	Buildings In
	Approximate
Location	Square Feet	Activities

Tobacco Facilities:
Nashville, Tennessee	973,000	Office and manufacturing plants for moist and dry smokeless tobacco products, plastic injection molding operation for production of cans and lids, manufacturing engineering department, research and development laboratory and warehouse for distribution of various products.
Hopkinsville, Kentucky	1,010,000	Office, plants and warehouses for tobacco leaf handling, processing and storage and for manufacture of dry flour for smokeless tobacco products.
Franklin Park, Illinois	505,000	Office and manufacturing plant for moist smokeless tobacco products, fiberboard can operations and warehouse for distribution of various products.
Wine Facilities:
Paterson, Washington	911,800	Winery, distribution, storage facility, office and retail shop.
Woodinville, Washington	232,000	Winery, distribution and storage facility, executive and sales offices and retail shop.
Grandview, Prosser and Walla Walla, Washington	95,000	Winery and storage facility.
Hopland and St. Helena, California	60,000	Winery and storage facility.
Other Facilities:
Tampa, Florida	57,000	Office, warehouse and cigar distribution center.
Danli, Honduras, C.A	257,000	Office, warehouses and manufacturing plant for cigars and boxes.
Talanga, Honduras, C.A	107,000	Office, warehouse and barns.
Santiago, Dominican Republic	16,000	Office and manufacturing plant for cigars.
Headquarters:
Greenwich, Connecticut	146,000	Executive, sales and general offices in several buildings.

	Land In
	Approximate
Location	Acres	Activities

Benton County, Washington and Mendocino and San Luis Obispo Counties, California	3,481	Vineyards.

      Such principal properties in Registrant’s operations were utilized only in connection with Registrant’s business operations. Registrant believes that the above properties at December 31, 2002 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity. All principal properties are owned in fee by Registrant.

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

      Registrant is also named in a purported class action entitled Matthew Vassallo, et al. v. United States Tobacco Company, et al, (Circuit Court of the 11th Judicial District, Miami-Dade County, Florida (Case No.: 02-28397 CA-20) served on December 23, 2002. This action was brought by six individuals “on behalf of themselves and all others similarly situated” against various smokeless tobacco manufacturers including Registrant and certain other organizations for personal injuries, including cancers of the mouth and larynx, oral lesions, leukoplakia, facial disfigurement, gum and tooth loss, fear of cancer, death and depression and other injuries allegedly resulting from the use of defendants’ smokeless tobacco products. Plaintiffs also claim nicotine “addiction” and seek unspecified compensatory damages and certain equitable and other relief, including, but not limited to, medical monitoring.

      Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant’s willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended.

Other Litigation

      In Conwood Company L. P. , et al v. United States Tobacco Company, et al, United States District Court for the Western District of Kentucky (Case No. 5:98CV-108-R), on January 13, 2003, the United States Supreme Court denied Registrant’s Petition for Writ of Certiorari.

      In In Re Smokeless Tobacco Antitrust Litigation (formerly Keystone Tobacco and Mutual Wholesale Services actions consolidated on January 8, 2001), United States District Court for the District of Columbia (Civil Action No.: 1:00 CV01415), Registrant has reached a settlement with more than 500 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action and whom represent more than 85% of Registrant’s sales volume based on 2001 sales revenue. For those distributors who agreed to settle the lawsuit and release all claims against Registrant, Registrant agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement is to delay consideration of potential cost savings as part of a comprehensive review of supply chain programs.

      Registrant is also named as a defendant in a number of purported class actions brought by indirect purchasers (both consumers and retailers) of Registrant’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of potential certification of the proposed class. Plaintiffs in those actions allege individually and on behalf of putative class members in a particular state that Registrant violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000, after trebling, per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.

      Registrant is also named in an action entitled Henry Mascagni v. United States Tobacco Company, Circuit Court of Washington County, Mississippi (Case No. C12002-392) served on November 8, 2002. This action is brought by an individual plaintiff as an indirect purchaser of Registrant’s smokeless tobacco products in the state of Mississippi during an unspecified period of time. Plaintiff alleges Registrant violated the state antitrust and unfair or deceptive trade practices statutes and asserts a claim for civil conspiracy. Plaintiff seeks unspecified statutory and compensatory damages in an amount not to exceed $75,000 and certain other relief.

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

      Each of the foregoing actions is derived directly from the Conwood litigation discussed above. For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. All of the plaintiffs in the above actions will have to obtain favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in all such cases. Except as to Registrant’s willingness to consider alternative solutions for resolving such cases, all such cases are, and will continue to be, vigorously defended.

      In Miami Cigar & Company v. UST Inc. et al., (No. 99-16881), Circuit Court, Miami-Dade County, Florida, an action involving a commercial dispute alleging breach of contract and other claims in conjunction with the supply of cigars, on February 14, 2002, a jury rendered a verdict against U.S. Cigar Sales, Inc. and other affiliated companies of Registrant, awarding $43 million in compensatory and punitive damages to the plaintiff, a former distributor. On April 26, 2002, the court ruled on certain post-trial motions, thereby reducing the award to $7.4 million. On August 30, 2002, the court granted Registrant’s motion for set-off reducing the award to approximately $3.6 million (including prejudgment interest and costs), and entered final judgment. Registrant and plaintiff have each filed a notice of appeal to the Third District Court of Appeal.

      Registrant believes, and has been so advised by counsel handling the case, that its appeal is well-founded and the trial court’s ruling on the post-trial motions that reduced the jury’s verdict and granted a set-off are supported by existing law and, as a result, believes that, while there can be no assurances, its appeal should ultimately be granted and the ruling on those post-trial motions should ultimately be affirmed on appeal.

Item 4 — Submission of Matters to a Vote of Security Holders

      Not applicable.

Executive Officers of the Registrant

      Pursuant to instruction 3 to Item 401(b) of Regulation S-K, the name, office, age and business experience of each executive officer of Registrant as of January 31, 2003 is set forth below:

Name	Office	Age

Vincent A. Gierer, Jr.	Chairman of the Board, Chief Executive Officer and President	55
Richard H. Verheij	Executive Vice President and General Counsel	44
Robert T. D’Alessandro	Senior Vice President and Chief Financial Officer	49
Richard A. Kohlberger	Senior Vice President	57
Theodor P. Baseler	President — International Wine & Spirits Ltd.	48
Murray S. Kessler	President — U.S. Smokeless Tobacco Company	43

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

      Mr. Gierer has served as Chairman of the Board and Chief Executive Officer since December 1, 1993 and has served as President since September 27, 1990. He has been employed by Registrant since March 16, 1978.

      Mr. Verheij has served as Executive Vice President and General Counsel since May 7, 1996. He served as Senior Vice President and General Counsel from December 1, 1994 to May 6, 1996. He has been employed by Registrant since November 24, 1986.

      Mr. D’Alessandro has served as Senior Vice President and Chief Financial Officer since January 3, 2000. He served as Senior Vice President and Controller from January 1, 1996 until January 2, 2000. He has been employed by Registrant since May 4, 1981.

      Mr. Kohlberger has served as Senior Vice President since October 29, 1990. He has been employed by Registrant since October 9, 1978.

      Mr. Baseler has served as President of International Wine & Spirits Ltd. since January 1, 2001. He served as Executive Vice President and Chief Operating Officer of International Wine & Spirits Ltd. from July 28, 2000 to December 31, 2000 and as Senior Vice President from January 1, 1996 to July 27, 2000. He has been employed by Registrant since August 30, 1984.

      Mr. Kessler has served as President of U.S. Smokeless Tobacco Company since April 6, 2000. He served as Senior Vice President from January 3, 2000 to April 5, 2000. From March 1998 to December 1999, Mr. Kessler served as Vice President of Vlasic Foods International Inc. and President, Swanson Frozen Foods Division. From October 1997 to March 1998, he served as General Manager of the Swanson Division of Campbell Soup Company. From September 1995 to October 1997, He served as Vice President — Sales and Marketing of Pace Foods, a division of Campbell Soup Company. He has been employed by Registrant since January 3, 2000. On January 29, 2001, Vlasic Foods International Inc. filed for bankruptcy.

PART II

Item 5 —	Market for Registrant’s Common Equity and Related Stockholder Matters

      Registrant hereby incorporates by reference the information with respect to the market for its common stock, $.50 par value (“Common Stock”), and related security holder matters set forth on page 41 of its Annual Report, which page is included in Exhibit 13. Registrant’s Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. As of January 31, 2003, there were approximately 7,550 stockholders of record of its Common Stock.

Equity Compensation Plan Information

      Registrant hereby incorporates by reference the information with respect to disclosure of equity compensation plan information which is contained in the table under the caption “Equity Compensation Plan Information” in its Notice of 2003 Annual Meeting and Proxy Statement.

Item 6 — Selected Financial Data

      Registrant hereby incorporates by reference the Consolidated Selected Financial Data — Eleven Years set forth on pages 46 and 47 of its Annual Report, which pages are included in Exhibit 13.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Registrant hereby incorporates by reference the Management’s Discussion and Analysis of Results of Operations and Financial Condition set forth on pages 15-24 of its Annual Report, which pages are included in Exhibit 13.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

      Registrant hereby incorporates by reference Market Risk Disclosures included in Management’s Discussion and Analysis of Results of Operations and Financial Condition set forth on page 22 of its Annual Report, which page is included in Exhibit 13.

Item 8 — Financial Statements and Supplementary Data

      Registrant hereby incorporates by reference the report of independent auditors and the information contained in the consolidated financial statements, including the notes thereto set forth on pages 25-45 of its Annual Report, which pages are included in Exhibit 13.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10 — Directors and Executive Officers of the Registrant

      Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2003 Annual Meeting and Proxy Statement. Information concerning executive officers of Registrant is set forth herein following Item 4 of this Report.

Item 11 — Executive Compensation

      Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption “Compensation of Executive Officers” in its Notice of 2003 Annual Meeting and Proxy Statement.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2003 Annual Meeting and Proxy Statement.

      Registrant hereby incorporates by reference the information with respect to the security ownership of persons known to the Company to beneficially own more than 5% of the Company’s outstanding stock, which is contained under the caption “Beneficial Ownership of Common Stock” in its Notice of 2003 Annual Meeting and Proxy Statement.

Item 13 — Certain Relationships and Related Transactions

      Registrant hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption “Indebtedness of Management” in its Notice of 2003 Annual Meeting and Proxy Statement.

Item 14 — Controls and Procedures

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

PART IV

Item 15 — Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this Report:

      (1) The following consolidated financial statements of Registrant included in the Annual Report are incorporated by reference in Item 8 and included in Exhibit 13:

Consolidated Statement of Operations — Years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Financial Position — December 31, 2002 and 2001

Consolidated Statement of Cash Flows — Years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Changes in Stockholders’ (Deficit) Equity — Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

      (2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

3.1	—	Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
3.2	—	By-Laws adopted on December 23, 1986, and amended and restated effective October 22, 1998, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1998.

4.1	—	Indenture dated as of May 27, 1999, between UST Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 30, 1999.
4.2	—	Form of certificate of 7.25% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
4.3	—	Form of certificate of Floating Rate Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on August 16, 1999.
4.4	—	Form of certificate of 8.80% Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on May 12, 2000.
4.5	—	Form of certificate of 6.625% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on November 6, 2002.
10.1*	—	Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*	—	Employment Agreement entered into on December 14, 2000 between Registrant and Richard H. Verheij, an Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.
10.3*	—	Employment Agreement entered into on June 30, 2000 between Registrant and Richard A. Kohlberger, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2000.
10.4*	—	Form of Severance Agreement dated October 27, 1986 between Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.5*	—	1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement filed on April 14, 1989.
10.6*	—	1992 Stock Option Plan, as amended and restated as of December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated March 20, 2000.
10.7*	—	2001 Stock Option Plan, as amended and restated and renamed the Stock Incentive Plan, as of February 20, 2003, incorporated by reference to Appendix II to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.
10.8*	—	UST Inc. Incentive Compensation Plan, as amended and restated as of January 1, 2003, incorporated by reference to Appendix I of the 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.
10.9*	—	Officers’ Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.10*	—	Nonemployee Directors’ Retirement Plan, as amended and restated as of January 1, 2002, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2001.
10.11	—	Directors’ Supplemental Medical Plan, as amended and restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.12*	—	Nonemployee Directors’ Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.13*	—	Amendment to Nonemployee Directors’ Stock Option Plan, effective June 30, 2000, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2000.
10.14*	—	Nonemployee Directors’ Restricted Stock Award Plan effective January 1, 1999, incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.
13	—	Pages 15-47 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21	—	Subsidiaries of UST.
23	—	Consent of Independent Auditors.
99	—	Section 906 Certification.

(b)	No current reports on Form 8-K were filed during the fourth quarter of Registrant’s most recent fiscal year.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.

SIGNATURE PAGE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Inc.

Date: February 20, 2003

By:	/s/ VINCENT A. GIERER, JR.

Vincent A. Gierer, Jr.
Chairman of the Board, Chief Executive
Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

February 20, 2003	Director, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	/s/ VINCENT A. GIERER, JR. -------------------------------------------------------- Vincent A. Gierer, Jr.

February 20, 2003	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBERT T. D’ALESSANDRO -------------------------------------------------------- Robert T. D’Alessandro

February 20, 2003	Vice President and Controller (Principal Accounting Officer)	/s/ JAMES D. PATRACUOLLA -------------------------------------------------------- James D. Patracuolla

February 20, 2003	Director	/s/ JOHN P. CLANCEY -------------------------------------------------------- John P. Clancey

February 20, 2003	Director	/s/ EDWARD H. DEHORITY, JR. -------------------------------------------------------- Edward H. DeHority, Jr.

February 20, 2003	Director	/s/ PATRICIA DIAZ DENNIS -------------------------------------------------------- Patricia Diaz Dennis

February 20, 2003	Director	/s/ ELAINE J. EISENMAN -------------------------------------------------------- Elaine J. Eisenman

February 20, 2003	Director	/s/ EDWARD T. FOGARTY -------------------------------------------------------- Edward T. Fogarty

February 20, 2003	Director	/s/ PETER J. NEFF -------------------------------------------------------- Peter J. Neff

February 20, 2003	Director	/s/ LOWELL P. WEICKER, JR. -------------------------------------------------------- Lowell P. Weicker, Jr.

UST Inc.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Vincent A. Gierer, Jr., Chief Executive Officer and President of UST Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of UST Inc. (“Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this annual report;

4.	Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls; and

6.	Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ VINCENT A. GIERER, JR.

Vincent A. Gierer, Jr.
Chief Executive Officer and President

February 24, 2003

UST Inc.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert T. D’Alessandro, Senior Vice President and Chief Financial Officer of UST Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of UST Inc. (“Registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this annual report;

4.	Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls; and

6.	Registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT T. D’ALESSANDRO

Robert T. D’Alessandro
Senior Vice President and
Chief Financial Officer

February 24, 2003

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
3.2	—	By-Laws adopted on December 23, 1986, and amended and restated effective October 22, 1998, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1998.
4.1	—	Indenture dated as of May 27, 1999, between UST Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 30, 1999.
4.2	—	Form of certificate of 7.25% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
4.3	—	Form of certificate of Floating Rate Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on August 16, 1999.
4.4	—	Form of certificate of 8.80% Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on May 12, 2000.
4.5	—	Form of certificate of 6.625% Senior Note, incorporated by Reference to Exhibit 4.2 to Form S-4 Registration Statement filed on November 6, 2002.
10.1*	—	Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*	—	Employment Agreement entered into on December 14, 2000 between Registrant and Richard H. Verheij, an Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.
10.3*	—	Employment Agreement entered into on June 30, 2000 between Registrant and Richard A. Kohlberger, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2000.
10.4*	—	Form of Severance Agreement dated October 27, 1986 between Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.5*	—	1982 Stock Option Plan restated as of March 22, 1989, incorporated by reference to Exhibit 4.1 to Form S-8 Registration Statement filed on April 14, 1989.
10.6*	—	1992 Stock Option Plan, as amended and restated as of December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated March 20, 2000.
10.7*	—	2001 Stock Option Plan, as amended and restated and renamed the Stock Incentive Plan, as of February 20, 2003, incorporated by reference to Appendix II to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.
10.8*	—	UST Inc. Incentive Compensation Plan, as amended and restated as of January 1, 2003, incorporated by reference to Appendix I to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.
10.9*	—	Officers’ Supplemental Retirement Plan, as restated as of December 1, 1992, incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1992.
10.10*	—	Nonemployee Directors’ Retirement Plan, as amended and restated as of January 1, 2002, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2001.
10.11	—	Directors’ Supplemental Medical Plan, as amended and restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.12*	—	Nonemployee Directors’ Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.13*	—	Amendment to Nonemployee Directors’ Stock Option Plan, effective June 30, 2000, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2000.
10.14*	—	Nonemployee Directors’ Restricted Stock Award Plan effective January 1, 1999, and incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.
13	—	Pages 15-47 of the Annual Report, but only to the extent set forth in Items 1, 5, 6, 7 and 8 hereof.
21	—	Subsidiaries of UST.
23	—	Consent of Independent Auditors.
99	—	Section 906 Certification.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.