Form 10-Q
period 2003-03-31
UST INC
filed 2003-05-09
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended	March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☒   No   ☐

Number of Common shares ($.50 par value) outstanding at March 31, 2003 167,219,275

UST Inc.

(Registrant)

(1)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
Current assets
Cash and cash equivalents	$370,580	$382,003
Accounts receivable	80,249	77,617
Inventories:
Leaf tobacco	230,294	214,142
Products in process	201,122	210,851
Finished goods	98,182	92,126
Other materials and supplies	20,412	18,585

	550,010	535,704
Deferred income taxes	25,916	29,181
Restricted deposits	—	1,242,431
Prepaid expenses and other current assets	28,988	24,331

Total current assets	1,055,743	2,291,267
Property, plant and equipment, net	380,065	389,866
Deferred income taxes	37,132	35,186
Other assets	47,708	48,956

Total assets	$1,520,648	$2,765,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$107,786	$183,647
Income taxes payable	101,647	18,285
Litigation liability	—	1,260,510

Total current liabilities	209,433	1,462,442
Long-term debt	1,140,000	1,140,000
Postretirement benefits other than pensions	81,204	81,467
Pensions	128,192	120,900
Other liabilities	7,969	7,456
Contingencies (see note)	—	—

Total liabilities	1,566,798	2,812,265
Stockholders’ deficit
Preferred stock — par value $.10 per share:
Authorized - 10 million shares; issued — none	—	—
Common stock — par value $.50 per share:
Authorized - 600 million shares; issued 205,916,536 shares in 2003 and 205,439,046 shares in 2002	102,958	102,720
Additional paid-in capital	708,384	696,905
Retained earnings	347,343	320,288
Accumulated other comprehensive loss	(62,931)	(62,879)

	1,095,754	1,057,034
Less treasury stock - 38,697,261 shares in 2003 and 37,419,861 shares in 2002	1,141,904	1,104,024

Total stockholders’ deficit	(46,150)	(46,990)

Total liabilities and stockholders’ deficit	$1,520,648	$2,765,275

Note: The consolidated statement of financial position at December 31, 2002 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,

	2003	2002

Net sales	$420,012	$375,214
Costs and expenses
Cost of products sold	77,394	70,828
Excise taxes	10,196	9,792
Selling, advertising and administrative	132,795	116,248

Total costs and expenses	220,385	196,868

Operating income	199,627	178,346
Interest, net	19,398	9,579

Earnings before income taxes	180,229	168,767
Income taxes	69,386	64,974

Net earnings	$110,843	$103,793

Net earnings per share
Basic	$.66	$.62
Diluted	$.66	$.61
Dividends per share	$.50	$.48
Average number of shares
Basic	167,729	168,383
Diluted	168,589	170,300

     See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2003	2002

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	($1,136,024)	$110,935
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,949)	(10,303)
Dispositions of property, plant and equipment	33	773

Net cash used in investing activities	(6,916)	(9,530)

FINANCING ACTIVITIES
Repayment of debt	—	(825)
Proceeds from the issuance of stock	10,754	36,672
Dividends paid	(83,788)	(81,053)
Stock repurchased	(37,880)	—
Withdrawals from (deposits into) restricted deposits	1,242,431	(23,029)

Net cash provided by (used in) financing activities	1,131,517	(68,235)

(Decrease) increase in cash and cash equivalents	(11,423)	33,170
Cash and cash equivalents at beginning of year	382,003	271,969

Cash and cash equivalents at end of period	$370,580	$305,139

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$4,344	$2,867
Interest	33,143	15,114

     See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

(In thousands, except per share amounts or where otherwise noted)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s annual report on Form 10-K for the year ended December 31, 2002.

STOCK OPTIONS

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, Registrant accounts for its employee stock compensation plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Consistent with the method described in SFAS No. 123, if compensation expense for Registrant’s plans had been determined based on the fair value at the grant dates for awards under its plans, net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31,

	2003	2002

Net earnings:
As reported	$110,843	$103,793
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(943)	(1,313)

Pro forma	$109,900	$102,480

Basic earnings per share:
As reported	$.66	$.62
Pro forma	$.66	$.61
Diluted earnings per share:
As reported	$.66	$.61
Pro forma	$.65	$.60

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the first quarter of 2003 and 2002, total comprehensive income, net of taxes, amounted to $110,791 and $103,900, respectively.

REPURCHASE OF COMMON STOCK

Registrant repurchased 1.3 million shares at a cost of $37.9 million during the quarter ended March 31, 2003. The repurchases were made pursuant to Registrant’s authorized program to repurchase its outstanding common stock up to a maximum of 20 million shares. As of March 31, 2003, 10.1 million shares have been repurchased at a cost of $251 million under the program.

EARNINGS PER SHARE

     The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,

	2003	2002

Numerator:
Net earnings	$110,843	$103,793

Denominator:
Denominator for basic earnings per share - weighted-average shares	167,729	168,383
Dilutive effect of employee stock options	860	1,917

Denominator for diluted earnings per share	168,589	170,300

Basic earnings per share	$.66	$.62
Diluted earnings per share	$.66	$.61

Options to purchase 6.6 million shares of common stock outstanding as of March 31, 2003 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, were antidilutive. As of March 31, 2002, all outstanding options to purchase shares of Registrant’s common stock were included in the computation of diluted earnings per share because their exercise prices were less than the average market price of the common shares.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods are Registrant’s international and cigar operations. Interim segment information is as follows:

	Three months ended March 31,

	2003	2002

Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$367,778	$325,590
Wine	42,973	42,184
All other operations	9,261	7,440

Net sales	$420,012	$375,214

Operating Profit (Loss):
Smokeless Tobacco	$199,859	$180,469
Wine	5,926	5,445
All other operations	41	(2,320)

Operating profit	205,826	183,594
Corporate expenses	(6,199)	(5,248)
Interest, net	(19,398)	(9,579)

Earnings before income taxes	$180,229	$168,767

Consolidated and Wine segment net sales for the first quarter of 2003 are slightly lower than the amounts reported in Registrant’s earnings press release on April 22, 2003, due to an additional reclassification of costs associated with sales incentives. This reclassification did not affect Registrant’s 2003 first quarter net earnings or earnings per share.

Registrant’s identifiable assets by reportable segment did not change significantly from amounts appearing in the December 31, 2002 Consolidated Segment Information (See Form 10-K for the year then ended), with the exception of Smokeless Tobacco assets which reflect a decrease due to the use of the restricted deposits to satisfy the antitrust judgment (see Other Matters note).

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

Registrant is named in an action in Illinois brought by plaintiffs and purporting to state a class action “on behalf of themselves and all other persons similarly situated” alleging that Registrant “manipulates the nicotine levels and absorption rates” in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price” of Registrant’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using Registrant’s smokeless tobacco products.

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

Registrant is named in a purported class action in Florida brought by six plaintiffs “on behalf of themselves and all others similarly situated” against various smokeless tobacco manufacturers including Registrant and other organizations for personal injuries, including cancers of the mouth and larynx, oral lesions, leukoplakia, facial disfigurement, gum and tooth loss, fear of cancer, death and depression and other injuries allegedly resulting from the use of defendants’ smokeless tobacco products. Plaintiffs also claim nicotine “addiction” and seek unspecified compensatory damages and certain equitable and other relief, including but not limited to, medical monitoring.

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

Registrant has been named as a defendant in a number of purported class actions brought by direct purchasers (wholesalers and distributors) and indirect purchasers (both consumers and retailers) of its moist smokeless tobacco products. As direct purchasers of Registrant’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in these consolidated actions allege individually and on behalf of a putative class of wholesalers and distributors that Registrant violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.” Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. Registrant has reached a settlement with more than 500 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action whom represent more than 85 percent of Registrant’s sales volume based on 2001 sales revenue. For those distributors who agreed to settle the lawsuit and release all claims against Registrant, Registrant agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement is to delay cost savings planned for 2003 and will have no material adverse effect on Registrant’s consolidated financial results.

As indirect purchasers of Registrant’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of potential certification of the proposed class, plaintiffs in those actions allege individually and on behalf of putative class members in a particular state that Registrant has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 after trebling per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.

Registrant also has been named in an action in Mississippi by an individual plaintiff as an indirect purchaser of Registrant’s smokeless tobacco products in the state of Mississippi for an unspecified period of time. Plaintiff alleges Registrant has violated state antitrust and consumer protection laws and also asserts a claim for civil conspiracy. Plaintiff seeks unspecified statutory and compensatory damages in an amount not to exceed $75,000, and certain other relief.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

Each of the foregoing actions is derived directly from the Conwood litigation (see Other Matters note). For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. All of the plaintiffs in the above actions will have to obtain favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. Registrant believes that the ultimate outcome of these purported class actions will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for the particular reporting period in which resolved. Registrant believes that the ultimate outcome of the individual case will not have a material adverse effect on its consolidated financial position, and even if plaintiff was to prevail, this action is not expected to have a material impact on its consolidated financial results for the particular reporting period in which resolved.

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

This action is also derived directly from the Conwood litigation. It is not possible to predict the outcome of the litigation pending against Registrant and its subsidiaries. Litigation is subject to many uncertainties. In order to prevail, Registrant’s competitor will have to obtain favorable determinations on issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of this action will not have a material adverse effect on its consolidated financial position, although if plaintiff was to prevail, this action could have a material impact on its consolidated financial results for the particular reporting period in which resolved. There can be no assurances, however, that Registrant will be correct in its belief.

On February 14, 2002, in a state court action in Miami, Florida involving a commercial dispute alleging breach of contract and other claims in connection with the sale of cigars, a jury rendered a verdict against U.S. Cigar Sales Inc. and other affiliated companies of Registrant, awarding $43 million in compensatory and punitive damages to the plaintiff, a former distributor. On April 26, 2002, the court ruled on certain post-trial motions, thereby reducing the award to $7.4 million. On August 30, 2002, the court granted Registrant’s motion for set-off reducing the award to $3.6 million (including prejudgment interest and costs), and entered final judgment. Both plaintiff and Registrant have filed a notice of appeal to the Third District Court of Appeal.

Registrant believes, and has been so advised by counsel handling the case, that its appeal is well-founded and the trial court’s ruling on the post-trial motions that reduced the jury’s verdict and granted a set-off are supported by existing law and, as a result, believes that, while there can be no assurances, its appeal should ultimately be granted and the rulings on those post-trial motions should ultimately be affirmed on appeal. While Registrant believes that its appeal should ultimately be granted and the rulings on those post-trial motions should ultimately be affirmed, if all or part of the adverse verdict is reinstated after all appeals, satisfaction of such a judgment is not expected to have a material adverse effect on Registrant’s consolidated financial position, but may have a material impact on its consolidated financial results for a particular reporting period in which resolved.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER MATTERS

On January 13, 2003, the Supreme Court of the United States declined to hear Registrant’s appeal and let stand the $1.05 billion Conwood antitrust award, plus interest and other costs, against Registrant, for which a charge was recognized in 2002. In January 2003, Registrant paid the antitrust award in the amount of $1.262 billion, which included additional interest charges for 2003. Registrant utilized funds held in restricted deposits in the amount of $1.242 billion (the balance at December 31, 2002) and $19.7 million of additional cash in satisfaction of the award.

(10)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

RESULTS OF OPERATIONS
FIRST QUARTER OF 2003 COMPARED WITH FIRST QUARTER OF 2002

CONSOLIDATED RESULTS

For the first quarter of 2003, consolidated net sales increased 11.9 percent to $420 million, operating income increased 11.9 percent to $199.6 million, and net earnings increased 6.8 percent to $110.8 million compared to the corresponding 2002 period. Basic and diluted earnings per share were both $.66, increasing 6.5 percent and 8.2 percent, respectively, compared to the first quarter of 2002.

The consolidated gross margin percentage increased as compared to the first quarter of 2002, mainly due to higher selling prices for Registrant’s moist smokeless tobacco products. Selling, advertising and administrative expenses were higher in the first quarter of 2003 due to a $4.4 million charge related to the bankruptcy filing by a significant wholesale customer of the smokeless tobacco business, higher pension expense and legal and related fees. The 2003 increase also included higher Smokeless Tobacco segment spending for direct selling and advertising, partially offset by the absence of bonding costs associated with the resolved antitrust litigation. Corporate expenses increased for the first quarter of 2003, due to increased legal and other administrative spending. Net interest expense increased as a result of higher average debt outstanding, lower income from cash investments and a higher average rate on outstanding debt. Income taxes increased for the first quarter of 2003 due to higher earnings before taxes as compared to the similar 2002 period. The effective tax rate was unchanged at 38.5 percent.

Consolidated results for the first quarter of 2003 were favorably impacted by one additional billing day in the Smokeless Tobacco Segment as compared to the corresponding 2002 period. Registrant’s smokeless tobacco products, which are dated for freshness to meet consumer preferences, are shipped to arrive, and revenue is recognized, once a week, each Monday. If results for the corresponding 2002 period were adjusted to reflect an equivalent billing day basis, consolidated net sales for the first quarter of 2003 would have increased 4 percent, and operating profit, net earnings and diluted earnings per share would have decreased 0.9 percent, 6.1 percent and 4.3 percent, respectively. In computing these non-GAAP financial results, Registrant added the effect of an average first quarter 2002 billing day to the actual GAAP results for 2002. This adjustment had the effect of increasing 2002 net can sales of moist smokeless tobacco, net sales, operating profit, net earnings and diluted earnings per share by 11.9 million cans, $28.5 million, $23.1 million, $14.2 million and $.08, respectively. This information has been provided as an alternative for understanding Registrant’s comparative first quarter results. While Registrant’s GAAP financial results reflect the actual number of billing days in the respective periods, the trend information is not comparable due to the significance of one billing day’s impact on a reporting period’s results.

SMOKELESS TOBACCO SEGMENT

For the first quarter of 2003, net sales for the Smokeless Tobacco segment increased 13 percent to $367.8 million and accounted for approximately 87.6 percent of consolidated net sales. This increase was due to higher net unit volume and increased selling prices for moist smokeless tobacco products. Overall net unit volume for moist smokeless tobacco products increased 7.8 percent to 154.1 million cans for the first quarter of 2003. Premium and non-premium moist smokeless tobacco can sales increased 6.7 percent and 20.9 percent, respectively, during this period. Red Seal, Registrant’s non-premium product, accounted for 8.7 percent of Registrant’s first quarter 2003 total moist smokeless tobacco unit volume, as compared to 7.8 percent for the corresponding 2002 period.

(11)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

These net sales and net unit volume results reflect one additional billing day in 2003 versus the corresponding 2002 period. On an equivalent billing day basis, net sales would have increased 3.9 percent and net unit volume would have decreased 0.5 percent, compared to the first quarter of 2002.

Registrant’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended March 22, 2003, total smokeless category retail shipments increased 1.3 percent over the similar prior year period, on a can-volume basis. As the incidence of oral tobacco use by members of the military tends to be higher than that of the broad adult population, the recent deployment of U.S. forces overseas, particularly reservists, negatively affected RAD-SVT results, since it only measures domestic retail shipments. The premium segment declined 4.8 percent, while the price value segment increased 27.6 percent during the same period. Registrant’s share declined 3.1 percentage points to 74.3 percent. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco industry trends from wholesale to retail and is not intended as a basis for measuring Registrant’s financial performance. This information can vary significantly from Registrant’s actual results due to the fact that Registrant reports shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of Registrant’s actual results to those from RAD-SVT.

Cost of products sold increased 10.3 percent in the first quarter of 2003, primarily due to higher unit volume and slightly higher unit costs for Registrant’s moist smokeless tobacco products. Smokeless Tobacco segment gross profit increased 13.5 percent from the corresponding 2002 period. Both cost of products sold and gross profit were affected by the additional billing day. The gross profit percentage increased slightly from the first quarter of 2002, as higher selling prices on moist smokeless tobacco products were partially offset by the higher unit costs.

Selling and advertising expenses for the first quarter of 2003 increased over the similar 2002 period, primarily due to higher spending on direct marketing and print media in support of recently launched products. Indirect selling expenses increased in 2003, primarily due to higher salaries and related costs, which include the effect of higher pension expense. Administrative expenses increased compared to the similar 2002 period, primarily as a result of the $4.4 million charge recorded in connection with accounts receivable due from a significant wholesale customer that has filed for bankruptcy, higher pension expense and higher legal spending, partially offset by the absence of bonding costs associated with the resolved antitrust litigation.

Smokeless Tobacco segment operating profit for the first quarter of 2003 increased 10.7 percent to $199.9 million compared to the corresponding 2002 period. On an equivalent billing day basis, operating profit would have decreased 1.8 percent.

WINE SEGMENT

Wine segment net sales increased 1.9 percent to $43 million versus the first quarter of 2002, accounting for approximately 10.2 percent of consolidated 2003 net sales. This increase was primarily attributable to a 9.2 percent growth in premium case volume. New product introductions and selective price promotions aided the growth in case sales. This volume growth was primarily from Registrant’s two leading brands of premium wine, Chateau Ste. Michelle and Columbia Crest. Those two brands accounted for 83.8 percent of Registrant’s total premium wine case volume sales in the first quarter of 2003.

(12)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Cost of products sold increased 3.8 percent for the first quarter of 2003. Gross profit for the Wine segment remained stable, while the gross profit percentage decreased slightly for the first quarter of 2003. Both were unfavorably affected by the selective price promotions, offset by the increased premium case volume and improved cost efficiencies.

Selling and advertising expenses for the first quarter decreased from the first quarter of 2002, primarily due to the timing of media spending, as the Easter holiday fell later in April than in the prior year. Indirect selling, administrative and other expenses increased slightly from the corresponding 2002 period.

Operating profit for the Wine segment increased 8.8 percent to $5.9 million for the first quarter of 2003 versus the similar 2002 period.

ALL OTHER OPERATIONS

Net sales for all other operations increased 24.5 percent to $9.3 million compared to the corresponding 2002 period, accounting for 2.2 percent of consolidated net sales. Both international and cigar operations contributed to the sales growth in 2003. All other operations reported operating income of $41 thousand for the first quarter of 2003 versus an operating loss of $2.3 million for the corresponding 2002 period. The improved operating results were mainly the result of lower legal spending on cigar-related litigation, as well as the higher sales results.

SCHEDULE OF NON-GAAP FINANCIAL INFORMATION

The following information is provided to reconcile non-GAAP financial information (included earlier in the “Consolidated Results” and “Smokeless Tobacco Segment” sections of Management’s Discussion and Analysis) to GAAP results for comparative purposes. While the GAAP results reflect the actual number of billing days in the respective periods, the trend information is not comparable due to the significance of one billing day’s impact on a reporting period’s results.

	2003	2002 Non-GAAP Financial Information (1)

	Actual	Actual	EBD	Non-GAAP EBD	% Change
In millions (except per share amounts)	First Quarter	First Quarter	Adjustment	First Quarter	2003 vs. 2002

Consolidated Results
Net sales	$420.8	$375.2	$28.5	$403.7	4.2%
Operating income	$199.6	$178.3	$23.1	$201.4	-0.9%
Net earnings	$110.8	$103.8	$14.2	$118.0	-6.1%
Diluted earnings per share	$.66	$.61	$.08	$.69	-4.3%
Smokeless Tobacco Segment
Net sales	$367.8	$325.6	$28.5	$354.1	3.9%
Operating profit	$199.9	$180.5	$23.1	$203.6	-1.8%
Moist smokeless net can sales
Premium	140.7	131.9	11.0	142.9	-1.5%
Price-value	13.4	11.1	0.9	12.0	11.6%

Total	154.1	143.0	11.9	154.9	-0.5%

(1)	EBD — Equal Billing Day basis. Adjustment represents an average first quarter 2002 billing day.

(13)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2002

For the first quarter of 2003, net cash used in operating activities was $1.136 billion compared to net cash provided by operations of $110.9 million in the first quarter of 2002. The 2003 amount includes Registrant’s payment of the antitrust award of $1.262 billion offset by net cash provided by operating activities of $126 million. The primary sources of cash are comprised of net earnings generated mainly by the Smokeless Tobacco segment and an increase in income taxes payable. Other than the payment of the antitrust award, the most significant uses of cash in operations were for the payment of accounts payable and accrued expenses and for purchases of leaf tobacco for use in Registrant’s moist smokeless tobacco products. Registrant estimates that 2003 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will approximate amounts expended in 2002.

Net cash used in investing activities was $6.9 million in 2003 compared to $9.5 million in 2002. Expenditures for both years were for the purchase of property, plant and equipment. Registrant expects spending for the 2003 capital program to approximate $68 million.

For the first quarter of 2003, Registrant’s net cash provided by financing activities was $1.132 billion, compared to net cash used in financing activities of $68.2 million in the first quarter of 2002. In 2003, Registrant utilized $1.242 billion of funds held in restricted deposits to substantially pay the antitrust award. During the first quarter of 2003, Registrant expended $37.9 million in connection with its share repurchase program. In addition, dividends paid in the first quarter of 2003 were greater than those in the corresponding 2002 period as a result of the 4.2 percent dividend rate increase approved by the Board of Directors.

As a result of the aforementioned sources and uses of cash, Registrant’s cash balance decreased $11.4 million from December 31, 2002.

As a result of the antitrust litigation loss incurred in 2002, Registrant reported a stockholders’ deficit of approximately $46.2 million as of March 31, 2003. As a general matter, a company could be restricted from paying dividends or repurchasing its common stock if it were insolvent or had insufficient capital. However, in light of Registrant’s cash flows and the values inherent in Registrant as a going concern, Registrant does not anticipate that its reporting a stockholders’ deficit for accounting purposes will have any negative impact on its operations, cash flows, its ability to pay dividends or repurchase its common stock pursuant to its previously announced share repurchase program.

Registrant will continue to have significant cash requirements for the remainder of 2003, primarily for payment of dividends, repurchase of common stock and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since December 31, 2002.

(14)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in Registrant’s aggregate contractual obligations since December 31, 2002, with the exception of the execution of approximately $31.8 million in leaf tobacco purchases in connection with normal purchase contracts.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of Registrant’s 2002 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.

(15)

UST Inc.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 21, 2003, Registrant was served with a Class Action Complaint in an action entitled Chard Ayres, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court of the Commonwealth of Massachusetts, Middlesex Division (Case No. 03-0320). This action was brought by three plaintiffs, on behalf of themselves and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the Commonwealth of Massachusetts during the period January 1, 1990 through the present. Plaintiffs allege Registrant has violated the Consumer Protection Act of Massachusetts. Plaintiffs seek unspecified statutory damages in an amount not to exceed $75,000 per putative class member and certain other relief. Registrant intends to defend this action vigorously.

This action is derived directly from the Conwood litigation. For the plaintiffs in this action to prevail, they will have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard and will defend this action vigorously.

(16)

UST Inc.
PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Stockholders was held on May 6, 2003.

c)	Matters voted upon at the meeting:

				Broker
	Affirmative	Negative	Abstentions	Non-Votes

Approval of the Amended	133,743,640	11,706,462	1,706,137	N/A
and Restated UST Inc. Incentive Compensation Plan (Proposal No. 2)
Approval of the Amended	121,069,012	24,346,707	1,740,520	N/A
and Restated 2001 Stock Option Plan (Proposal No. 3)
Ratification and	143,425,259	2,573,849	1,157,131	N/A
Approval of Independent Auditors (Proposal No. 4)
Stockholder Proposal	78,274,010	48,093,871	2,107,300	18,681,058
(Proposal No. 5)
Stockholder Proposal	4,613,074	114,705,184	9,156,923	18,681,058
(Proposal No. 6)

Item 6. Exhibits and Reports on Form 8-K

(a)	99. Section 906 Certification

(b)	Reports on Form 8-K

     There were no reports on Form 8-K for the three months ended March 31, 2003.

(17)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc. (Registrant)

Date May 9, 2003	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James D. Patracuolla

James D. Patracuolla Vice President and Controller (Principal Accounting Officer)

(18)

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls; and

6.	Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 9, 2003	/s/ Vincent A. Gierer, Jr.

Vincent A. Gierer, Jr. Chief Executive Officer and President

(19)

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls; and

6.	Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Robert T. D’Alessandro
Robert T. D’Alessandro Senior Vice President and Chief Financial Officer

(20)