Form 10-Q
period 2003-06-30
UST INC
filed 2003-08-14
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Number of Common shares ($.50 par value) outstanding at June 30, 2003 166,479,455

UST Inc.

(Registrant)

(1)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
Current assets
Cash and cash equivalents	$404,432	$382,003
Accounts receivable	78,087	77,617
Inventories:
Leaf tobacco	212,855	214,142
Products in process	186,920	210,851
Finished goods	114,954	92,126
Other materials and supplies	20,530	18,585

	535,259	535,704
Deferred income taxes	16,739	29,181
Restricted deposits	—	1,242,431
Prepaid expenses and other current assets	33,175	24,331

Total current assets	1,067,692	2,291,267
Property, plant and equipment, net	380,328	389,866
Deferred income taxes	42,967	35,186
Other assets	46,640	48,956

Total assets	$1,537,627	$2,765,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$135,096	$183,647
Income taxes payable	63,519	18,285
Litigation liability	—	1,260,510

Total current liabilities	198,615	1,462,442
Long-term debt	1,140,000	1,140,000
Postretirement benefits other than pensions	80,828	81,467
Pensions	134,569	120,900
Other liabilities	8,119	7,456
Contingencies (see note)	—	—

Total liabilities	1,562,131	2,812,265
Stockholders’ deficit
Preferred stock - par value $.10 per share:
Authorized - 10 million shares; issued – none	—	—
Common stock - par value $.50 per share:
Authorized - 600 million shares; issued 206,362,716 shares in 2003 and 205,439,046 shares in 2002	103,181	102,720
Additional paid-in capital	722,015	696,905
Retained earnings	392,980	320,288
Accumulated other comprehensive loss	(61,839)	(62,879)

	1,156,337	1,057,034
Less treasury stock - 39,883,261 shares in 2003 and 37,419,861 shares in 2002	1,180,841	1,104,024

Total stockholders’ deficit	(24,504)	(46,990)

Total liabilities and stockholders’ deficit	$1,537,627	$2,765,275

Note:	The condensed consolidated statement of financial position at December 31, 2002 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$438,870	$432,306	$858,882	$807,520
Costs and expenses
Cost of products sold	80,983	80,466	158,377	151,294
Excise taxes	11,203	10,970	21,399	20,762
Selling, advertising and administrative	119,482	108,859	252,277	225,107

Total costs and expenses	211,668	200,295	432,053	397,163

Operating income	227,202	232,011	426,829	410,357
Interest, net	19,291	9,486	38,689	19,065

Earnings before income taxes	207,911	222,525	388,140	391,292
Income taxes	78,925	85,679	148,311	150,653

Net earnings	$128,986	$136,846	$239,829	$240,639

Net earnings per share
Basic	$.77	$.81	$1.43	$1.43
Diluted	$.77	$.80	$1.43	$1.41
Dividends per share	$.50	$.48	$1.00	$.96
Average number of shares
Basic	166,787	169,123	167,255	168,755
Diluted	167,920	171,373	168,252	170,839

See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,

	2003	2002

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(984,029)	$315,166
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,774)	(22,486)
Dispositions of property, plant and equipment	162	2,688

Net cash used in investing activities	(15,612)	(19,798)

FINANCING ACTIVITIES
Repayment of debt	—	(1,650)
Proceeds from the issuance of stock	23,593	47,264
Dividends paid	(167,137)	(162,285)
Stock repurchased	(76,817)	—
Withdrawals from (deposits into) restricted deposits	1,242,431	(44,471)

Net cash provided by (used in) financing activities	1,022,070	(161,142)

Increase in cash and cash equivalents	22,429	134,226
Cash and cash equivalents at beginning of year	382,003	271,969

Cash and cash equivalents at end of period	$404,432	$406,195

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$118,642	$62,728
Interest	41,776	28,591

See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

(In thousands, except per share amounts or where otherwise noted)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s annual report on Form 10-K for the year ended December 31, 2002.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings:
As reported	$128,986	$136,846	$239,829	$240,639
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(959)	(1,074)	(1,902)	(2,387)

Pro forma	$128,027	$135,772	$237,927	$238,252

Basic earnings per share:
As reported	$.77	$.81	$1.43	$1.43
Pro forma	$.77	$.80	$1.42	$1.41
Diluted earnings per share:
As reported	$.77	$.80	$1.43	$1.41
Pro forma	$.76	$.79	$1.41	$1.40

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the second quarter of 2003 and 2002, total comprehensive income, net of taxes, amounted to $130,078 and $134,114, respectively. For the first six months of 2003 and 2002, total comprehensive income, net of taxes was $240,869 and $238,014, respectively.

REPURCHASE OF COMMON STOCK

Registrant repurchased 1.2 million shares at a cost of $38.9 million during the quarter ended June 30, 2003. The second quarter amount included 0.1 million shares which were repurchased at prevailing market prices directly from the trust established for Registrant’s defined benefit pension plans. For the first six months of 2003, Registrant repurchased 2.5 million shares at a cost of $76.8 million. The repurchases were made pursuant to Registrant’s authorized program to repurchase its outstanding common stock up to a maximum of 20 million shares. As of June 30, 2003, 11.3 million shares have been repurchased at a cost of $289.9 million under the program.

EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net earnings	$128,986	$136,846	$239,829	$240,639

Denominator:
Denominator for basic earnings per share - weighted-average shares	166,787	169,123	167,255	168,755
Dilutive effect of stock options	1,133	2,250	997	2,084

Denominator for diluted earnings per share	167,920	171,373	168,252	170,839

Basic earnings per share	$.77	$.81	$1.43	$1.43
Diluted earnings per share	$.77	$.80	$1.43	$1.41

Options to purchase 2.9 million shares and .8 million shares of common stock outstanding as of June 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, were antidilutive.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods are Registrant’s international and cigar operations. Interim segment information is as follows:

	Three Months ended June 30,		Six Months ended June 30,

	2003	2002	2003	2002

Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$385,191	$375,736	$752,969	$701,326
Wine	42,830	48,554	85,803	90,738
All other	10,849	8,016	20,110	15,456

Net sales	$438,870	$432,306	$858,882	$807,520

Operating Profit (Loss):
Smokeless Tobacco	$227,971	$228,372	$427,830	$408,841
Wine	3,053	6,797	8,979	12,242
All other	1,363	(315)	1,404	(2,635)

Operating profit	232,387	234,854	438,213	418,448
Corporate expenses	(5,185)	(2,843)	(11,384)	(8,091)
Interest, net	(19,291)	(9,486)	(38,689)	(19,065)

Earnings before income taxes	$207,911	$222,525	$388,140	$391,292

Registrant’s identifiable assets by reportable segment did not change significantly from amounts appearing in the December 31, 2002 Consolidated Segment Information (See Form 10-K for the year then ended), with the exception of Smokeless Tobacco assets which reflect a decrease due to the use of the restricted deposits to satisfy the antitrust judgment (see Other Matters note) and Corporate assets which reflect an increase in cash and cash equivalents.

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

Registrant has been named as a defendant in a number of purported class actions brought by direct purchasers (wholesalers and distributors), indirect purchasers (both consumers and retailers) and a class action brought by indirect purchasers in the state of Kansas of its moist smokeless tobacco products. As direct purchasers of Registrant’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in these consolidated actions allege individually and on behalf of a putative class of wholesalers and distributors that Registrant violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.” Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. Registrant has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action whom represent more than 88 percent of Registrant’s sales volume based on 2001 sales revenue. For those distributors who agreed to settle the lawsuit and release all claims against Registrant, Registrant agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement is to delay cost savings planned for 2003 and will have no material adverse effect on Registrant’s consolidated financial results.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

As indirect purchasers of Registrant’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of potential certification of the proposed class, plaintiffs in those actions allege individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the state of Kansas that Registrant has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 after trebling per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.

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

Each of the foregoing actions is derived directly from the Conwood litigation (see Other Matters note). For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. All of the plaintiffs in the above actions will have to obtain favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. Registrant believes that the ultimate outcome of these purported class actions and the Kansas class action will not have a material adverse effect on its consolidated financial position, although if plaintiffs were to prevail, these actions could have a material impact on its consolidated financial results for the particular reporting period in which resolved. Registrant believes that the ultimate outcome of the individual case will not have a material adverse effect on its consolidated financial position, and even if plaintiff was to prevail, this action is not expected to have a material impact on its consolidated financial results for the particular reporting period in which resolved.

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

This action is also derived directly from the Conwood litigation. It is not possible to predict the outcome of the litigation pending against Registrant. Litigation is subject to many uncertainties. In order to prevail, Registrant’s competitor will have to obtain favorable determinations on issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard, and that the ultimate outcome of this action will not have a material adverse effect on its consolidated financial position, although if plaintiff was to prevail, this action could have a material impact on its consolidated financial results for the particular reporting period in which resolved. There can be no assurances, however, that Registrant will be correct in its belief.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

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

In July 2003, Registrant renewed its $150 million 364-day credit agreement, which is part of Registrant’s $300 million credit facility, with several financial institutions. This new agreement’s terms are equivalent to those of the prior 364-day facility and it will expire in July 2004.

In August 2003, Registrant made a $30 million voluntary cash contribution to its noncontributory defined benefit pension plans.

(10)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

Results of Operations
Second Quarter and First Six Months of 2003
Compared with the Second Quarter and First Six Months of 2002

CONSOLIDATED RESULTS

For the second quarter of 2003, consolidated net sales increased 1.5 percent to $438.9 million, operating income decreased 2.1 percent to $227.2 million and net earnings decreased 5.7 percent to $129 million. Basic and diluted earnings per share were both $.77, decreasing 4.9 percent and 3.8 percent, respectively, compared to the second quarter of 2002. For the first six months of 2003, consolidated net sales increased 6.4 percent to $858.9 million, operating income increased 4 percent to $426.8 million and net earnings decreased 0.3 percent to $239.8 million compared to the first six months of 2002. For the first six months, basic earnings per share remained level at $1.43, while diluted earnings per share of $1.43 increased 1.4 percent versus the similar 2002 period. The consolidated net sales variance for both 2003 periods included higher selling prices and the effect of unit volume results for moist smokeless tobacco products as well as improved unit volume for Registrant’s international and cigar operations, and lower sales for wine. Net unit volume for moist smokeless tobacco products decreased 1 percent for the second quarter of 2003 and increased 3 percent for the six month period, as compared to the similar prior year periods.

The consolidated gross margin percentage increased slightly for both 2003 periods, primarily due to higher selling prices for Registrant’s moist smokeless tobacco products, partially offset by the higher unit costs of such products. Selling, advertising and administrative expenses increased for both 2003 periods, primarily due to higher salaries and related costs, mainly pension and higher legal and professional fees, partially offset by the absence of bonding costs associated with Registrant’s resolved antitrust litigation. In addition, results for both 2002 periods included a $5.6 million reduction in benefits expense due to a policy change and a $1 million gain on the sale of wine assets. The six month period also included higher direct selling and advertising spending and a $4.4 million charge recorded in the first quarter of 2003 related to the bankruptcy filing of a significant wholesale customer, both of which related to the Smokeless Tobacco segment. Corporate expenses increased in both 2003 periods, primarily as a result of higher legal and other administrative spending. Net interest expense also increased in both the second quarter and first six months of 2003, mainly as a result of higher average debt outstanding, lower income from cash investments and a higher average rate on outstanding debt. Lower earnings before taxes and a lower effective tax rate in both 2003 periods resulted in a decrease in income tax expense versus the corresponding 2002 periods. The effective tax rate was 38 percent and 38.2 percent for the second quarter and first six months of 2003, respectively, compared to 38.5 percent in the similar 2002 periods. The 2003 rates were favorably affected by the elimination of certain deduction limitations on specified executive compensation in the second quarter of 2003.

Consolidated results for the first six months of 2003 were favorably impacted by one additional billing day in the Smokeless Tobacco segment, as compared to the corresponding 2002 period. Registrant’s smokeless tobacco products, which are dated for freshness to meet consumer preferences, are shipped to arrive, and revenue is recognized, once a week, each Monday. If results for the corresponding 2002 period were adjusted to reflect an equivalent billing day basis, consolidated net sales for the first six months of 2003 would have increased 2.6 percent, and operating profit, net earnings and diluted earnings per share would have decreased 1.8 percent, 6.2 percent and 4.7 percent, respectively. In computing these non-GAAP financial results, Registrant added the effect of an average six-month 2002 billing day to the actual GAAP results for the first six months of 2002. This adjustment had the effect of increasing 2002 net can sales of moist smokeless tobacco products, net sales, operating profit, net earnings and diluted earnings per share by 12.4 million cans, $29.7 million, $24.3 million, $15 million and $.09, respectively. This information has been provided as an alternative for understanding Registrant’s comparative six-month results. While Registrant’s GAAP financial results reflect the actual number of billing days in the respective periods, the trend information is not comparable due to the significance of one billing day’s impact on a reporting period’s results.

(11)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

For the year 2003, Registrant targets diluted earnings per share of $2.99. The original forecast, which resulted in a diluted earnings per share range of $2.99 to $3.07, reflected upside potential if the volume trends in the Smokeless Tobacco and Wine segments accelerated above plan. However, with no acceleration in volume trends in the first six months for the Smokeless Tobacco segment and current trends in the Wine segment coming in below plan, diluted earnings per share could fall within the range of $2.97 to $3.01.

SMOKELESS TOBACCO SEGMENT

Net sales for the Smokeless Tobacco segment increased 2.5 percent to $385.2 million for the second quarter of 2003, and increased 7.4 percent to $753 million for the first six months, accounting for 87.7 percent of year-to-date consolidated net sales. The favorable variance in net sales for both periods was affected by higher selling prices and the effect of unit volume results for moist smokeless tobacco products. Net unit volume for moist smokeless tobacco products decreased 1 percent to 165.4 million cans and increased 3 percent to 319.4 million cans for the second quarter and first six months of 2003, respectively. Net unit volume results for the second quarter of 2003 reflect lower premium and higher price value can sales, while the results for the six-month period reflect higher can sales in both categories. Both 2003 periods include the effect of increased promotional can volume and slightly higher returned goods. Promotional can volume accounted for approximately 7 percent of total moist smokeless unit volume for the second quarter of 2003, representing a 39 percent increase over the second quarter of 2002. The majority of this promotional unit volume increase in both periods was related to two new innovations in the marketplace - Skoal Berry Blend Pouches and the Skoal Fine-Cut Fresh Snap can with Guaranteed Freshness Dating. The remaining increase in promotional volume was due to increased support for Registrant’s price value brand, Red Seal. Overall, Red Seal accounted for 9.1 percent of Registrant’s total moist smokeless tobacco unit volume for the first six months of 2003, compared to 7.6 percent for the corresponding 2002 period. The increased returned goods for both 2003 periods were primarily a result of a seasonal flavor promotion, Skoal Winterblend, that carried a unique UPC code that caused executional issues. The returns for this product are considered an anomaly, and as such, there should be no continued impact during the second half of 2003.

The net sales and net unit volume results for moist smokeless tobacco products for the first six months reflect one additional billing day in 2003 compared to the corresponding 2002 period. On an equivalent billing day basis, net sales would have increased 3 percent and net unit volume would have declined 0.9 percent compared to the first six months of 2002.

Registrant’s Retail Activity Data & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended June 14, 2003, total smokeless category retail shipments increased 1.3 percent over the similar 2002 period, on a can-volume basis. The premium segment declined 5.6 percent, while the price value segment increased 29.4 percent during the same period. Registrant’s share of the total smokeless category declined 3.9 percentage points to 73.6 percent. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco industry trends from wholesale to retail and is not intended as a basis for measuring Registrant’s financial performance. This information can vary significantly from Registrant’s actual results due to the fact that Registrant reports shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of Registrant’s actual results to those from RAD-SVT. The continued large-scale deployment of troops overseas, including reservists, to the Middle East has had a continued negative impact on RAD-SVT results, since it only measures domestic retail shipments. In addition, the incidence of oral tobacco usage among members of the military tends to be significantly higher than that of the general adult population.

(12)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Cost of products sold increased 4.6 percent and 7.3 percent for the second quarter and first six months of 2003, respectively. The increase for the second quarter was primarily a result of higher unit costs for moist smokeless tobacco products, while for the first six months of 2003, it was primarily due to higher moist smokeless tobacco unit volume, as well as the higher unit costs. Smokeless Tobacco segment gross profit increased 2.1 percent for the second quarter and 7.4 percent for the six-month period versus the corresponding 2002 periods. The gross profit percentage for the second quarter of 2003 decreased slightly, while remaining level for the six-month period, as the increased selling prices for Registrant’s moist smokeless tobacco products were offset by product mix and the increased unit costs.

Selling and advertising expenses remained level in the second quarter, while increasing for the first six months, compared to the corresponding 2002 periods. The increase in the six-month period was primarily attributable to higher spending on print media and marketing initiatives associated with Registrant’s recently launched products and new packaging initiatives. Indirect selling expenses were higher for the second quarter and first six months of 2003 due to increased salaries and related costs, which include the effect of higher pension expense. Administrative expenses increased in both the second quarter and first six months of 2003. The second quarter comparison was primarily affected by the aforementioned 2002 adjustment for the reduction of benefits, as well as higher pension expense and higher legal and other professional fees spending in 2003, partially offset by the absence of bonding costs associated with Registrant’s resolved antitrust litigation. The six month comparison reflects these factors along with the $4.4 million charge recorded in the first quarter of 2003, related to the bankruptcy filing of a significant wholesale customer.

Operating profit for the Smokeless Tobacco segment decreased 0.2 percent to $228 million and increased 4.6 percent to $427.8 million for the second quarter and first six months of 2003, respectively, versus the similar 2002 periods. On an equivalent billing day basis, operating profit for the six-month period would have decreased 1.2 percent versus 2002.

WINE SEGMENT

Wine segment net sales decreased 11.8 percent to $42.8 million and 5.4 percent to $85.8 million for the second quarter and first six months of 2003, respectively, accounting for 10 percent of year-to-date consolidated net sales. The decline in net sales for both 2003 periods was primarily a result of lower selling prices on selected premium brands and lower premium case volume in the second quarter. Premium case volume decreased 6.9 percent and increased 0.5 percent for the second quarter and six-month periods of 2003, respectively. The case volume results in both 2003 periods were adversely affected by various factors in the marketplace, including increased price competition caused by the oversupply of grapes, cheaper imported wines and an apparent reduction in wholesale inventories. Case volume for Chateau Ste. Michelle increased in both 2003 periods, while case volume for Columbia Crest, Registrant’s other leading brand, declined considerably during these periods, when compared to the corresponding 2002 periods, as a result of the aforementioned factors. In addition, case volume comparisons were affected by a series of outstanding wine ratings in the second quarter of 2002, which propelled case sales, particularly for Columbia Crest. These two brands accounted for 80.1 percent of Registrant’s total year-to-date premium wine case volume sales in 2003.

Cost of products sold decreased in both 2003 periods as compared with 2002. The second quarter and first six months of 2003 both included improved cost efficiencies, while the second quarter also included lower premium case volume. Gross profit decreased 12.6 percent to $15.8 million and 7 percent to $32.4 million for the second quarter and first six months of 2003, respectively, primarily as a result of lower selling prices on selected premium brands, partially offset by the improved cost efficiencies. In addition, gross profit for the second quarter of 2003 was adversely affected by the lower premium case volume. Wine segment gross profit percentage decreased slightly for both 2003 periods.

(13)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Selling and advertising expenses were lower for both 2003 periods, primarily as a result of decreased promotional spending at retail. Indirect selling, administrative and other expenses increased for the second quarter and first six months of 2003 primarily due to higher salaries and related costs, the absence of a $1 million gain on the sale of underutilized assets, higher professional fees and other administrative spending.

For the second quarter and first six months of 2003, operating profit for the Wine segment decreased 55.1 percent to $3.1 million and 26.7 percent to $9 million, respectively, compared to the corresponding 2002 periods.

ALL OTHER OPERATIONS

Net sales for all other operations increased 35.3 percent to $10.8 million for the second quarter of 2003 and 30.1 percent to $20.1 million for the first six months of 2003, as compared to the similar 2002 periods. These operations accounted for 2.3 percent of consolidated year-to-date 2003 net sales. Registrant’s international and cigar operations accounted for the sales growth in both 2003 periods. The international increase was mainly driven by Canadian smokeless tobacco sales in connection with the launch of Skoal Long-Cut Berry Blend and a new 15-gram can, which provides more favorable pricing at retail. All other operations reported operating income of $1.4 million for both the second quarter and first six months of 2003, respectively, compared to operating losses of $0.3 million and $2.6 million in the corresponding 2002 periods. The improved operating results for the second quarter and first six months of 2003 are primarily due to increased sales, while the six-month period was also favorably affected by lower legal spending on cigar-related litigation.

SCHEDULE OF NON-GAAP FINANCIAL INFORMATION

The following information is provided to reconcile six-month non-GAAP financial information (included earlier in “Consolidated Results” and “Smokeless Tobacco Segment”) to six-month GAAP results for comparative purposes. While the GAAP results reflect the actual number of billing days in the respective periods, the trend information is not comparable due to the significance of one billing day’s impact on a reporting period’s results.

In millions (except per share amounts)	2003	2002 Non-GAAP Financial Information (1)

	Actual	Actual	EBD	Non-GAAP EBD	% Change
Consolidated Results	Six Months	Six Months	Adjustment	Six Months	2003 vs. 2002

Net sales	$858.9	$807.5	$29.7	$837.2	2.6%
Operating income	$426.8	$410.4	$24.3	$434.7	-1.8%
Net earnings	$239.8	$240.6	$15.0	$255.6	-6.2%
Diluted earnings per share	$1.43	$1.41	$.09	$1.50	-4.7%
Smokeless Tobacco Segment
Net sales	$753.0	$701.3	$29.7	$731.0	3.0%
Operating profit	$427.8	$408.8	$24.3	$433.1	-1.2%
Moist smokeless net can sales
Premium	290.5	286.5	11.5	298.0	-2.5%
Price-value	28.9	23.5	0.9	24.4	18.2%

Total	319.4	310.0	12.4	322.4	-0.9%

(1)  EBD - Equal Billing Day basis. Adjustment represents an average six-month 2002 billing day.

(14)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Liquidity and Capital Resources
Changes in Financial Condition Since December 31, 2002

For the first six months of 2003, net cash used in operating activities was $984 million compared to net cash provided by operations of $315.2 million in the corresponding 2002 period. The 2003 amount includes Registrant’s payment of the antitrust award of $1.262 billion offset by net cash provided by operating activities of $278 million. The primary sources of cash consist of net earnings generated mainly by the Smokeless Tobacco segment. The unfavorable variance in net cash from operations was attributable to a lower increase in deferred taxes and income taxes payable. The most significant uses of cash in operations, other than for the payment of the antitrust award, were for the payment of accounts payable and accrued expenses and for purchases of leaf tobacco for use in Registrant’s moist smokeless tobacco products. Registrant estimates that 2003 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will approximate amounts expended in 2002.

Net cash used in investing activities was $15.6 million in 2003 versus $19.8 million in 2002. Expenditures for both years were for the normal purchase of property, plant and equipment for Registrant’s smokeless tobacco and wine operations. Registrant expects spending for the 2003 capital program to approximate $55 million.

For the first six months of 2003, Registrant’s net cash provided by financing activities was $1 billion, compared to net cash used in financing activities of $161.1 million during the similar 2002 period. In 2003, Registrant utilized $1.242 billion of funds held in restricted deposits to substantially pay the antitrust award. Registrant spent $76.8 million on its share repurchase program in 2003. Dividends paid during the first six months of 2003 exceeded those of the corresponding 2002 period as a result of the 4.2 percent dividend rate increase approved by the Board of Directors. In addition, the 2003 proceeds from the issuance of stock was lower than such proceeds in 2002, as a result of a decrease in the exercise of stock options.

As a result of the aforementioned sources and uses of cash, Registrant’s cash balance increased $22.4 million from December 31, 2002 to $404.4 million.

Due to the antitrust litigation loss incurred in 2002, Registrant reported a stockholders’ deficit of approximately $24.5 million as of June 30, 2003. As a general matter, a company could be restricted from paying dividends or repurchasing its common stock if it were insolvent or had insufficient capital. However, in light of Registrant’s cash flows and the values inherent in Registrant as a going concern, Registrant does not anticipate that reporting a stockholders’ deficit for accounting purposes will have any negative effects on its operations, cash flows, its ability to pay dividends or repurchase its common stock pursuant to its previously announced share repurchase program.

In July 2003, Registrant renewed its $150 million 364-day credit agreement, which is part of Registrant’s $300 million credit facility, with several financial institutions. This new agreement’s terms are equivalent to those of the prior 364-day facility and it will expire in July 2004.

In August 2003, Registrant made a $30 million voluntary cash contribution to its noncontributory defined benefit pension plans.

Registrant will continue to have significant cash requirements for the remainder of 2003, primarily for the payment of dividends, repurchase of common stock and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.

(15)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since December 31, 2002.

AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in Registrant’s aggregate contractual obligations since December 31, 2002, with the exception of the execution of approximately $31.8 million in leaf tobacco purchases in connection with normal purchase contracts.

CONTROLS AND PROCEDURES

Registrant, under the direction of the Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, Registrant’s Chief Executive Officer and Chief Financial Officer believe, as of the date of such evaluation, that Registrant’s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended.

There have not been any changes in Registrant’s internal control over financial reporting during the fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

(16)

UST Inc.
PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On May 28, 2003, Registrant was served with an Original Notice and Class Action Petition in an action entitled Richard Kline, et al. v. United States Tobacco Company, et al., Iowa District Court, Polk County (Case No. 98782). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Iowa during the period January 1, 1990 to the present. Plaintiffs allege Registrant violated the Iowa antitrust law. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000, including trebling, per putative class member and other relief.

The Kline action is derived directly from the Conwood litigation. For the plaintiffs in this action to prevail, they will have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard and this case is and will continue to be vigorously defended.

In Marvin D. Chance, Jr., on behalf of himself and all others similarly situated v. United States Tobacco Company, et al., (Case No. 02-C-12), District Court for Seward County, Kansas, on July 29, 2003, the Court granted plaintiffs’ motion for class certification, thereby certifying a class of indirect purchasers of defendants’ moist smokeless tobacco products in the State of Kansas for the period January 1, 1990 to the present.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31. Section 302 Certifications

32. Section 906 Certification

(b)	Reports on Form 8-K

On April 22, 2003, Registrant filed a Current Report on Form 8-K which reported the release of its results of operations for, and its consolidated financial condition as of the quarter ended March 31, 2003.

On May 28, 2003, Registrant filed a Current Report on Form 8-K which reported the temporary suspension of trading in its equity securities under its Employees’ Savings Plan and the notice which was sent to its Directors and Officers subject to Section 16 informing them of the black-out period and the restrictions on them with respect to any trading in equity securities of Registrant.

(17)

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.

(Registrant)

Date	August 14, 2003	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ James D. Patracuolla

James D. Patracuolla
Vice President and Controller
(Principal Accounting Officer)

(18)