Form 10-Q
period 2003-09-30
UST INC
filed 2003-11-12
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

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

Number of Common shares ($.50 par value) outstanding at September 30, 2003 165,850,445

UST Inc.

(Registrant)

(1)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
Current assets
Cash and cash equivalents	$426,559	$382,003
Accounts receivable	76,247	77,617
Inventories:
Leaf tobacco	196,570	214,142
Products in process	171,303	210,851
Finished goods	140,064	92,126
Other materials and supplies	19,264	18,585

	527,201	535,704
Deferred income taxes	14,626	29,181
Restricted deposits	—	1,242,431
Prepaid expenses and other current assets	30,682	24,331

Total current assets	1,075,315	2,291,267
Property, plant and equipment, net	387,954	389,866
Deferred income taxes	34,888	35,186
Other assets	45,177	48,956

Total assets	$1,543,334	$2,765,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$140,829	$183,647
Income taxes payable	73,077	18,285
Litigation liability	—	1,260,510

Total current liabilities	213,906	1,462,442
Long-term debt	1,140,000	1,140,000
Postretirement benefits other than pensions	80,486	81,467
Pensions	109,138	120,900
Other liabilities	7,672	7,456
Contingencies (see note)	—	—

Total liabilities	1,551,202	2,812,265
Stockholders’ deficit
Preferred stock - par value $.10 per share:
Authorized - 10 million shares; issued – none	—	—
Common stock - par value $.50 per share:
Authorized - 600 million shares; issued 206,728,656 shares in 2003 and 205,439,046 shares in 2002	103,364	102,720
Additional paid-in capital	730,830	696,905
Retained earnings	434,020	320,288
Accumulated other comprehensive loss	(61,583)	(62,879)

	1,206,631	1,057,034
Less treasury stock – 40,878,211 shares in 2003 and 37,419,861 shares in 2002	1,214,499	1,104,024

Total stockholders’ deficit	(7,868)	(46,990)

Total liabilities and stockholders’ deficit	$1,543,334	$2,765,275

Note:	The condensed consolidated statement of financial position at December 31, 2002 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$437,577	$451,325	$1,296,459	$1,258,845
Costs and expenses
Cost of products sold	93,501	87,531	251,878	238,825
Excise taxes	11,271	11,447	32,670	32,209
Selling, advertising and administrative	112,961	126,487	365,238	351,594

Total costs and expenses	217,733	225,465	649,786	622,628

Operating income	219,844	225,860	646,673	636,217
Interest, net	19,103	13,606	57,792	32,671

Earnings before income taxes	200,741	212,254	588,881	603,546
Income taxes	76,692	81,714	225,003	232,367

Net earnings	$124,049	$130,540	$363,878	$371,179

Net earnings per share
Basic	$.75	$.77	$2.18	$2.20
Diluted	$.74	$.77	$2.17	$2.17
Dividends per share	$.50	$.48	$1.50	$1.44
Average number of shares
Basic	166,142	169,192	166,880	168,903
Diluted	167,363	170,331	167,951	170,671

See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2003	2002

OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	($836,338)	$582,475
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(32,907)	(44,710)
Dispositions of property, plant and equipment	1,831	3,011

Net cash used in investing activities	(31,076)	(41,699)

FINANCING ACTIVITIES
Net proceeds from debt	—	593,292
Repayment of debt	—	(325,875)
Proceeds from the issuance of stock	30,160	50,697
Withdrawals from (deposits into) restricted deposits	1,242,431	(568,993)
Dividends paid	(250,146)	(243,449)
Stock repurchased	(110,475)	(15,268)

Net cash provided by (used in) financing activities	911,970	(509,596)

Increase in cash and cash equivalents	44,556	31,180
Cash and cash equivalents at beginning of year	382,003	271,969

Cash and cash equivalents at end of period	$426,559	$303,149

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$174,245	$65,723
Interest	74,850	43,523

See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

(In thousands, except per share amounts or where otherwise noted)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s annual report on Form 10-K for the year ended December 31, 2002.

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings:
As reported	$124,049	$130,540	$363,878	$371,179
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	30	—	30	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(884)	(1,061)	(2,786)	(3,447)

Pro forma	$123,195	$129,479	$361,122	$367,732

Basic earnings per share:
As reported	$.75	$.77	$2.18	$2.20
Pro forma	$.74	$.77	$2.16	$2.18
Diluted earnings per share:
As reported	$.74	$.77	$2.17	$2.17
Pro forma	$.74	$.76	$2.15	$2.16

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the third quarter of 2003 and 2002, total comprehensive income, net of taxes, amounted to $124,305 and $126,792, respectively. For the first nine months of 2003 and 2002, total comprehensive income, net of taxes, was $365,174 and $364,806, respectively.

REPURCHASE OF COMMON STOCK

Registrant repurchased 994,950 shares at a cost of $33.7 million for the quarter ended September 30, 2003. For the first nine months of 2003, Registrant repurchased 3.5 million shares at a cost of $110.5 million. These third quarter and nine month repurchase amounts included approximately 132,000 shares and 250,000 shares, respectively, which were repurchased at prevailing market prices directly from the trust established for Registrant’s defined benefit pension plans. The repurchases were made pursuant to Registrant’s authorized program to repurchase its outstanding common stock up to a maximum of 20 million shares. As of September 30, 2003, 12.3 million shares have been repurchased at a cost of $323.6 million under the program.

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations. Included in all other operations for both periods are Registrant’s international and cigar operations. Interim segment information is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$375,994	$387,382	$1,128,963	$1,088,708
Wine	50,034	54,715	135,837	145,453
All other	11,549	9,228	31,659	24,684

Net sales	$437,577	$451,325	$1,296,459	$1,258,845

Operating Profit (Loss):
Smokeless Tobacco	$218,144	$224,227	$645,974	$633,068
Wine	4,492	7,146	13,471	19,388
All other	1,873	(143)	3,277	(2,778)

Operating profit	224,509	231,230	662,722	649,678
Corporate expenses	(4,665)	(5,370)	(16,049)	(13,461)
Interest, net	(19,103)	(13,606)	(57,792)	(32,671)

Earnings before income taxes	$200,741	$212,254	$588,881	$603,546

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

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net earnings	$124,049	$130,540	$363,878	$371,179

Denominator:
Denominator for basic earnings per share - weighted-average shares	166,142	169,192	166,880	168,903
Dilutive effect of employee stock options and restricted stock	1,221	1,139	1,071	1,768

Denominator for diluted earnings per share	167,363	170,331	167,951	170,671

Basic earnings per share	$.75	$.77	$2.18	$2.20
Diluted earnings per share	$.74	$.77	$2.17	$2.17

Options to purchase 2 million shares and 4.4 million shares of common stock outstanding as of September 30, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

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

Registrant has been named as a defendant in a number of purported class actions brought by direct purchasers (wholesalers and distributors), indirect purchasers (consumers and retailers) and a class action brought by indirect purchasers in the state of Kansas of its moist smokeless tobacco products. As direct purchasers of Registrant’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in these consolidated actions allege individually and on behalf of a putative class of wholesalers and distributors that Registrant violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.” Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. Registrant has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action whom represent more than 88 percent of Registrant’s sales volume based on 2002 sales revenue. For those distributors who agreed to settle the lawsuit and release all claims against Registrant, Registrant agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement is to delay cost savings planned for 2003 and will have no material adverse effect on Registrant’s consolidated financial results.

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

On August 1, 2003, Registrant made a $30 million voluntary cash contribution to its noncontributory defined benefit pension plans.

(10)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

Results of Operations
Third Quarter and First Nine Months of 2003
Compared with the Third Quarter and First Nine Months of 2002

CONSOLIDATED RESULTS

For the third quarter of 2003, consolidated net sales decreased 3 percent to $437.6 million, operating income decreased 2.7 percent to $219.8 million and net earnings decreased 5 percent to $124 million. Basic and diluted earnings per share decreased 2.6 percent to $.75 and 3.9 percent to $.74, respectively, compared to the third quarter of 2002. For the first nine months of 2003, consolidated net sales increased 3 percent to $1.296 billion, operating income increased 1.6 percent to $646.7 million and net earnings decreased 2 percent to $363.9 million compared to the first nine months of 2002. For the nine-month period, basic earnings per share decreased 0.9 percent to $2.18, while diluted earnings per share remained level at $2.17 versus the similar 2002 period. The consolidated net sales variance for both 2003 periods included higher selling prices and lower unit volume for moist smokeless tobacco products as well as improved sales for Registrant’s international and cigar operations, partially offset by lower sales for wine products.

Both 2003 periods included a charge of $10.4 million, based upon a current estimate by management, as a result of an internal review following a management change at F.W. Rickard Seeds, Inc., a second-tier subsidiary within the Smokeless Tobacco segment, representing less than 1 percent of segment revenues. The charge was primarily the result of an inventory write down of $6.7 million, which was included in cost of products sold, and $3.7 million in other charges included in selling, advertising and administrative (SA&A) expenses. These charges were due to a circumvention by local management of controls and procedures and a lack of effective management oversight. This charge was completely offset by a corresponding reduction in Registrant’s incentive compensation (bonus) fund also included in SA&A expenses.

The consolidated gross margin percentage decreased for both 2003 periods, mainly due to the F.W. Rickard Seeds, Inc. inventory write down. Higher unit costs and lower unit volume for moist smokeless tobacco products also adversely affected the gross margin percentage, partially offset by higher selling prices for such products. SA&A expenses in 2003 decreased for the third quarter and increased for the first nine months as compared to the corresponding 2002 periods. Both 2003 periods included the reduction in the bonus fund, the absence of bonding costs associated with Registrant’s resolved antitrust litigation, increased salaries and related costs, primarily pension expense, and the non-inventory portion of the F.W. Rickard Seeds’ charge. The SA&A comparison for the nine-month period also included higher Smokeless Tobacco segment direct selling and advertising spending, a $4.4 million charge recorded in the first quarter of 2003 related to the bankruptcy filing of a significant wholesale customer, a $5.6 million reduction in expenses due to a change in benefit policy realized in 2002 and higher legal and other professional fees. Corporate expenses decreased for the third quarter, primarily as a result of the absence of a 2002 charge related to Registrant’s previous credit facility, and increased for the first nine months of 2003, primarily due to higher legal and other professional fees and insurance expense, partially offset by the absence of the credit facility charge. Net interest expense also increased in both the third quarter and first nine months of 2003, mainly as a result of lower income from cash investments, higher average debt outstanding and a slightly higher average rate on such debt. Lower earnings before income taxes and a lower effective tax rate in both 2003 periods resulted in a decrease in income tax expense versus the corresponding 2002 periods. The effective tax rate was 38.2 percent for both 2003 periods, compared to 38.5 percent in the similar 2002 periods. The 2003 rates were affected by the elimination of certain deduction limitations on specified executive compensation.

(11)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Consolidated results for the third quarter of 2003 were negatively impacted by one less billing day in the Smokeless Tobacco segment, as compared to the corresponding 2002 period. Registrant’s smokeless tobacco products, which are dated for freshness to meet consumer preferences, are shipped to arrive, and revenue is recognized, once a week, each Monday. If results for the corresponding 2002 period were adjusted to reflect an equivalent billing day basis, consolidated net sales, operating profit, net earnings and diluted earnings per share for the third quarter of 2003 would have increased 3.7 percent, 8.8 percent, 7.1 percent and 8.8 percent, respectively. In computing these non-GAAP financial results, Registrant subtracted the effect of an average third quarter 2002 billing day from the actual GAAP results for the third quarter of 2002. This adjustment had the effect of decreasing 2002 net can sales of moist smokeless tobacco products, net sales, operating income, net earnings and diluted earnings per share by 12.2 million cans, $29.2 million, $23.9 million, $14.7 million and $.09, respectively. This non-GAAP information has been provided as an alternative for understanding Registrant’s comparative third quarter results. While Registrant’s GAAP financial results reflect the actual number of billing days in the respective periods, the trend information is not comparable due to the significance of one billing day’s impact on a reporting period’s results. See table on page 15 for reconciliation of GAAP to non-GAAP financial results.

SMOKELESS TOBACCO SEGMENT

Net sales for the Smokeless Tobacco segment decreased 2.9 percent to $376 million for the third quarter of 2003, and increased 3.7 percent to $1.129 billion for the first nine months, accounting for 87.1 percent of year-to-date consolidated net sales. The variance in net sales for both periods was favorably affected by higher selling prices and adversely affected by lower unit volume for moist smokeless tobacco products. Net unit volume for moist smokeless tobacco products decreased 6.7 percent to 159.4 million cans and 0.4 percent to 478.8 million cans for the third quarter and first nine months of 2003, respectively. Net unit volume results for both 2003 periods reflect lower premium-priced can sales and higher price value can sales, and include the effect of increased promotional can volume and higher returned goods. Promotional unit volume for the third quarter and nine-month period of 2003 accounted for approximately 5.5 percent and 5.2 percent, respectively, of total net can sales, showing increases of 1.3 million cans for the third quarter and 5.2 million cans for the nine-month period as compared to the similar 2002 periods. The promotional unit volume increase in the third quarter was mainly attributable to the introduction of Skoal Long Cut Vanilla Blend, while the nine-month period also included higher promotional volume for Skoal Berry Blend Pouches, Skoal Fine Cut Fresh-Snap can with guaranteed freshness dating and Red Seal, Registrant’s price value product. Overall, Red Seal accounted for 9.2 percent of Registrant’s total moist smokeless tobacco unit volume for the first nine months of 2003, compared to 7.7 percent for the corresponding 2002 period. The higher returned goods for the third quarter and first nine months of 2003 were primarily a result of cans associated with increased new product activity.

The net sales and net unit volume results for moist smokeless tobacco products for the third quarter reflect one less billing day in 2003 compared to the corresponding 2002 period. On an equivalent billing day basis, net sales and net unit volume would have increased 5 percent and 0.5 percent, respectively, compared to the third quarter of 2002.

(12)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Registrant’s Retail Activity Data & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended September 6, 2003, total smokeless category retail shipments increased 1.5 percent over the similar 2002 period, on a can-volume basis. The premium segment declined 5.4 percent, while the price value segment increased 28.3 percent during the same period. Registrant’s share of the total smokeless category declined 3.6 percentage points to 73 percent. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco category trends from wholesale to retail and is not intended as a basis for measuring Registrant’s financial performance. This information can vary significantly from Registrant’s actual results due to the fact that Registrant reports shipments to wholesale, while RAD-SVT measure shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of Registrant’s actual results to those from RAD-SVT. The continued large-scale deployment of troops overseas, including reservists, has had a continued negative impact on RAD-SVT results, since it only measures domestic retail shipments. In addition, the incidence of smokeless tobacco usage among members of the military tends to be significantly higher than that of the broad adult population.

Cost of products sold increased 13 percent and 9.3 percent for the third quarter and first nine months of 2003, respectively. The increase for both periods was primarily a result of the $6.7 million charge taken in connection with F.W. Rickard Seeds, Inc., as well as higher unit costs for moist smokeless tobacco products. In addition, the third quarter comparison was partially offset by lower smokeless unit volume. Smokeless Tobacco segment gross profit decreased 5.8 percent for the third quarter and increased 2.7 percent for the nine-month period versus the corresponding 2002 periods. The gross profit percentage for the third quarter of 2003 decreased significantly, while declining only slightly for the nine-month period, as both periods include the aforementioned inventory write down and increased moist smokeless tobacco unit cost, partially offset by increased selling prices for such products.

Selling and advertising expenses remained level in the third quarter, while increasing for the first nine months of 2003, compared to the corresponding 2002 periods. The increase in the nine-month period was primarily attributable to higher spending on print media and marketing initiatives associated with Copenhagen and Skoal Pouches. Indirect selling expenses were higher for the third quarter and first nine months of 2003 due to increased salaries and related costs, which include the effect of higher pension expense. Administrative expenses decreased in the third quarter and remained level for the first nine months of 2003. The third quarter comparison was primarily affected by the aforementioned reduction in the bonus fund and the absence of bonding costs associated with Registrant’s resolved antitrust litigation, partially offset by the non-inventory portion of the F.W. Rickard Seeds’ charge. The nine-month comparison reflects these factors along with the $4.4 million charge recorded in the first quarter of 2003, related to the bankruptcy filing of a significant wholesale customer, as well as the absence of the aforementioned reduction in expenses in 2002 due to a change in benefit policy and higher legal and other professional fees.

Operating profit for the Smokeless Tobacco segment decreased 2.7 percent to $218.1 million and increased 2 percent to $646 million for the third quarter and first nine months of 2003, respectively, versus the similar 2002 periods. On an equivalent billing day basis, operating profit for the third quarter would have increased 8.9 percent versus 2002.

(13)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

WINE SEGMENT

Wine segment net sales decreased 8.6 percent to $50 million and 6.6 percent to $135.8 million for the third quarter and first nine months of 2003, respectively, accounting for 10.5 percent of year-to-date consolidated net sales. The decline in net sales for both 2003 periods was primarily a result of lower selling prices on selected premium brands and lower premium case volume. Premium case volume decreased 7.3 percent and 2.4 percent for the third quarter and nine-month periods of 2003, respectively. The case volume results in both 2003 periods were adversely affected by a combination of factors in the marketplace, including increased price competition caused by the oversupply of grapes, lower-priced imported wines and an indicated reduction in wholesale inventories. Case volume for Chateau Ste. Michelle increased in both 2003 periods, while case volume for Columbia Crest, Registrant’s other leading brand, declined considerably during these periods, when compared to the corresponding 2002 periods, as a result of the aforementioned factors. In addition, case volume comparisons were affected by a series of outstanding wine ratings in mid-2002, which propelled case sales, particularly for Columbia Crest, during that period. These two brands accounted for 80 percent of Registrant’s total year-to-date premium wine case volume sales in 2003.

Cost of products sold decreased in both 2003 periods as compared with 2002. The third quarter and first nine months of 2003 both included the effects of improved cost efficiencies and lower premium case volume. Gross profit decreased 13.4 percent to $17 million and 9.3 percent to $49.5 million for the third quarter and first nine months of 2003, respectively, primarily as a result of lower selling prices on selected premium brands. The nine-month period’s decrease was partially offset by the improved cost efficiencies. These factors caused the Wine segment gross profit percentage to decrease for both 2003 periods.

Selling and advertising expenses were higher in the third quarter, primarily as a result of increased spending on point of sale advertising, while they were lower for the first nine months of 2003, primarily due to decreased promotional spending at retail. Indirect selling, administrative and other expenses were slightly lower in the third quarter of 2003 and were higher in the nine-month period. Both 2003 periods included higher salaries and related costs, professional fees and other administrative spending, partially offset by the aforementioned reduction in the bonus fund. The nine-month comparison was also affected by the absence of a 2002 gain of $1 million on the sale of underutilized assets.

For the third quarter and first nine months of 2003, operating profit for the Wine segment decreased 37.1 percent to $4.5 million and 30.5 percent to $13.5 million, respectively, compared to the corresponding 2002 periods.

ALL OTHER OPERATIONS

Net sales for all other operations increased 25.2 percent to $11.5 million for the third quarter of 2003 and 28.3 percent to $31.7 million for the first nine months of 2003, as compared to the similar 2002 periods. These operations accounted for 2.4 percent of consolidated year-to-date 2003 net sales. Registrant’s international and cigar operations contributed to the sales growth in both 2003 periods. The international increase was mainly driven by Canadian smokeless tobacco sales in connection with the launch of Skoal Long Cut Berry Blend and a new 15-gram can, which provides more favorable pricing at retail. All other operations reported operating income of $1.9 million for the third quarter and $ 3.3 million for the first nine months of 2003, compared to operating losses of $0.1 million and $2.8 million in the corresponding 2002 periods. The improved operating results for the third quarter and first nine months of 2003 are primarily due to increased sales, while the nine-month period was also favorably affected by lower legal spending on cigar-related litigation.

(14)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

SCHEDULE OF NON-GAAP FINANCIAL INFORMATION

The following information is provided to reconcile third quarter non-GAAP financial information (included earlier in “Consolidated Results” and “Smokeless Tobacco Segment”) to third quarter GAAP results for comparative purposes. While the GAAP results reflect the actual number of billing days in the respective periods, the trend information is not comparable due to the significance of one billing day’s impact on a reporting period’s results.

In millions (except per share amounts)	2003	2002 Non-GAAP Financial Information (1)

	Actual	Actual		Non-GAAP
	Third	Third	EBD	EBD	% Change
Consolidated Results	Quarter	Quarter	Adjustment	Third Quarter	2003 vs. 2002

Net sales	$437.6	$451.3	$29.2	$422.1	3.7%
Operating income	$219.8	$225.9	$23.9	$202.0	8.8%
Net earnings	$124.0	$130.5	$14.7	$115.8	7.1%
Diluted earnings per share	$.74	$.77	$.09	$.68	8.8%
Smokeless Tobacco Segment
Net sales	$376.0	$387.4	$29.2	$358.2	5.0%
Operating profit	$218.1	$224.2	$23.9	$200.3	8.9%
Moist smokeless net can sales
Premium	144.4	157.1	11.2	145.9	-1.0%
Price-value	15.0	13.7	1.0	12.7	17.6%

Total	159.4	170.8	12.2	158.6	0.5%

(1)  EBD - Equal Billing Day basis. Adjustment represents an average third quarter 2002 billing day.

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2002

For the first nine months of 2003, net cash used in operating activities was $836.3 million compared to net cash provided by operations of $582.5 million in the corresponding 2002 period. The 2003 amount includes Registrant’s payment of the antitrust award of $1.262 billion offset by net cash provided by operating activities of $426 million. The primary source of cash was net earnings generated mainly by the Smokeless Tobacco segment. The decrease in net cash from operations was attributable to a lower increase in deferred taxes. The most significant uses of cash in operations, other than for the payment of the antitrust award, were for the payment of accounts payable and accrued expenses and for purchases of leaf tobacco for use in Registrant’s moist smokeless tobacco products. Registrant estimates that 2003 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will approximate amounts expended in 2002.

Net cash used in investing activities was $31.1 million in 2003 versus $41.7 million in 2002. Expenditures for both years were for the normal purchase of property, plant and equipment for Registrant’s smokeless tobacco and wine operations. Registrant expects spending for the 2003 capital program to approximate $59 million.

For the first nine months of 2003, Registrant’s net cash provided by financing activities was $912 million, compared to net cash used in financing activities of $509.6 million during the similar 2002 period. In 2003, Registrant utilized $1.242 billion of funds held in restricted deposits to substantially pay the antitrust award. Registrant spent $110.5 million on its share repurchase program in 2003. Dividends paid during the first nine months of 2003 exceeded those of the corresponding 2002 period as a result of the 4.2 percent dividend rate increase approved by the Board of Directors. In addition, the 2003 proceeds from the issuance of stock was significantly lower than such proceeds in 2002, as a result of a decrease in the exercise of stock options.

(15)

UST Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

As a result of the aforementioned sources and uses of cash, Registrant’s cash balance increased $44.6 million from December 31, 2002 to $426.6 million.

Due to the antitrust litigation loss incurred in 2002, Registrant reported a stockholders’ deficit of approximately $7.9 million as of September 30, 2003. As a general matter, a company could be restricted from paying dividends or repurchasing its common stock if it were insolvent or had insufficient capital. However, in light of Registrant’s cash flows and the values inherent in Registrant as a going concern, consistent with prior periods, Registrant does not anticipate that reporting a stockholders’ deficit for accounting purposes will have any negative effects on its operations, cash flows, its ability to pay dividends or repurchase its common stock pursuant to its previously announced share repurchase program.

In July 2003, Registrant renewed its $150 million 364-day credit facility with several financial institutions. This new facility’s terms are equivalent to those of the prior 364-day facility and it will expire in July 2004.

Registrant’s cash requirements for the remainder of 2003 will primarily be for the payment of dividends, repurchase of common stock and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since December 31, 2002.

AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in Registrant’s aggregate contractual obligations since December 31, 2002, with the exception of incremental commitments to purchase leaf tobacco of approximately $33.7 million in connection with normal purchase contracts.

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

As noted above, Registrant recorded a charge related to F.W. Rickard Seeds, Inc., a second-tier subsidiary that accounts for less than 1 percent of Smokeless Tobacco segment revenues. Following the investigation, personnel changes have been effected to help ensure the proper implementation of controls and procedures. In addition, while Registrant believes that the problems were limited to F.W. Rickard Seeds, Inc., Registrant has taken additional steps to improve its internal controls, including centralization of the accounting and financial reporting functions, increasing the number of internal audit personnel in connection with financial and internal control reviews of subsidiaries and enhancing the procedures of the Disclosure Committee.

There have not been any other changes in Registrant’s internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

(16)

UST Inc.
PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 20, 2003, Registrant was served with a Summons and Class Action Complaint in an action entitled Toby Campbell, et al. v. U. S. Smokeless Tobacco Company, et al., Superior Court of Arizona, Maricopa County (No. CV2003-019067). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Arizona during the period January 1, 1990 to the present. Plaintiffs allege Registrant violated the Arizona antitrust law. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

The Campbell action is derived directly from the Conwood litigation. For the plaintiffs in this action to prevail, they will have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. Registrant believes that it has meritorious defenses in this regard and this case is and will continue to be vigorously defended.

Item 6. Exhibits and Reports on Form 8-K

           (a) Exhibits

31.	Section 302 Certifications

32.	Section 906 Certification

           (b) Reports on Form 8-K

On July 18, 2003, Registrant filed a Current Report on Form 8-K which reported the release of its results of operations for, and its consolidated financial condition as of the quarter ended June 30, 2003.

(17)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.

(Registrant)

Date November 12, 2003	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ James D. Patracuolla

James D. Patracuolla
Vice President and Controller
(Principal Accounting Officer)

(18)