Form 10-K
period 2003-12-31
UST INC
filed 2004-03-19
CIK 811669

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-17506

UST Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1193986 (I.R.S. Employer Identification No.)
100 West Putnam Avenue Greenwich, Connecticut (Address of principal executive offices)	06830 (Zip Code)

(203) 661-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 2(b) of the Act:

Title of each class Common Stock — $.50 par value	Name of each exchange on which registered New York Stock Exchange Pacific Exchange, Inc.

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

As of June 30, 2003, the aggregate market value of Registrant’s Common Stock, $.50 par value, held by non-affiliates of Registrant (which for this purpose does not include directors or officers) was $5,773,834,953.

As of February 29, 2004, there were 165,417,655 shares of Registrant’s Common Stock, $.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain pages of Registrant’s 2004 Notice of Annual Meeting and Proxy Statement              Part III

FORM 10-K         TABLE OF CONTENTS

PART I

Item 1 —	Business

General

       UST Inc. was formed on December 23, 1986 as a Delaware corporation to serve as a new publicly-held holding company for United States Tobacco Company (“USTC”), which was formed in 1911. Pursuant to a reorganization approved by stockholders at the 1987 Annual Meeting, USTC became a wholly-owned subsidiary of UST Inc. on May 5, 1987, and UST Inc. continued in existence as a holding company. Effective January 1, 2001, USTC changed its name to U.S. Smokeless Tobacco Company. UST Inc., through its subsidiaries (collectively “Registrant” or “Company” unless the context otherwise requires), is engaged in manufacturing and marketing consumer products in the following operating segments:

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

Operating Segment Data

       Registrant hereby incorporates by reference the Consolidated Segment Information pertaining to the years 2001 through 2003 set forth herein on page 56.

SMOKELESS TOBACCO PRODUCTS

Principal Products

       Registrant’s principal smokeless tobacco products and brand names are as follows:

Moist	COPENHAGEN, SKOAL LONG CUT, SKOAL, COPENHAGEN LONG CUT, RED SEAL, SKOAL BANDITS, COPENHAGEN POUCHES, ROOSTER

Dry	BRUTON, CC, RED SEAL

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

      In 1986, a Surgeon General’s Report reached the judgment that smokeless tobacco use “can cause cancer” and “can lead to nicotine dependence or addiction.” At the time, 17 epidemiological studies reporting data or information regarding smokeless tobacco and oral cancer had been published. Also in 1986, Congress passed the Smokeless Tobacco Health Education Act of 1986, which requires the following warnings on smokeless tobacco packages and advertising: “WARNING: THIS PRODUCT MAY CAUSE MOUTH CANCER,” “WARNING: THIS PRODUCT MAY CAUSE GUM DISEASE AND TOOTH LOSS,” “WARNING: THIS PRODUCT IS NOT A SAFE ALTERNATIVE TO CIGARETTES”. In Canada, in addition to similar warnings, legislation requires the following: “THIS PRODUCT IS HIGHLY ADDICTIVE”. Since the publication of the 1986 Surgeon General’s Report, there have been, to Registrant’s knowledge, seventeen additional relevant epidemiological studies published, more than 70% of which do not report a statistically significant association between smokeless tobacco and oral cancer. Nevertheless, data from some surveys measuring the public’s perception of the relative risks of smokeless tobacco compared to cigarette smoking indicate that at least 80% of smokers believe smokeless tobacco is as dangerous as cigarette smoking.

      In light of scientific research taken as a whole, Registrant does not take the position that smokeless tobacco is safe. Perhaps more importantly, however, Registrant believes that there is considerable agreement in the scientific community that the use of smokeless tobacco involves significantly less risk of adverse health effects than cigarette smoking. In the United States, the Institute of Medicine, in a report published in 2001 entitled “Clearing The Smoke—Assessing the Science Base for Tobacco Harm Reduction”, concluded that, regarding smokeless tobacco, “the overall risk is lower than for smoking” and that “smokeless tobacco may be a valid substitute for cigarette smoking”. In 2003, a paper authored by researchers at the Centers for Disease Control and Prevention (CDC) stated that “[i]n general, most public health authorities agree that SLT [smokeless tobacco] is less hazardous than cigarette use in terms of overall mortality when evaluated in the context of lifetime exclusive use”. In December 2002, Britain’s Royal College of Physicians (RCP), one of the world’s most prestigious medical institutions, issued a report entitled “Protecting Smokers, Saving Lives,” which focused on recommendations for tobacco regulatory policy in the United Kingdom. With respect to smokeless tobacco, the RCP report concluded that “the consumption of non-combustible tobacco is of the order of 10-1,000 times less hazardous than smoking, depending on the product.” In February 2003, a report published by leading European public health advocates, entitled “European Union policy on smokeless tobacco: A statement in favour of evidence-based regulation for public health” concluded that “American smokeless tobaccos are at least 90% less hazardous than cigarette smoking” and that there are “very substantial benefits in reduced risk to anyone that switches from smoking to smokeless tobacco”. In October 2003, the Parliamentary Under Secretary of State for Public Health in the United Kingdom stated in a letter that “[t]here is no doubt that oral tobacco use is considerably less dangerous than cigarette smoking. . . .”

      Irrespective of the above, data from some surveys measuring the public’s perception of the relative risks of smokeless tobacco compared to cigarette smoking indicate that at least 80% of smokers believe smokeless tobacco is as dangerous as cigarette smoking.

      Nevertheless, as the debate accelerates regarding tobacco harm reduction and the possible role of smokeless tobacco as part of a public health strategy to reduce cigarette smoking, a growing number of researchers have begun advocating that cigarette smokers who do not quit and do not use medicinal nicotine products should switch completely to smokeless tobacco products. Based on surveys in the United States indicating that at least half of the 46-50 million adult smokers are looking for an alternative, Registrant believes that there is a significant opportunity for manufacturers of smokeless tobacco products to have a constructive role in any tobacco harm reduction strategy assuming appropriate measures are implemented from a public health perspective.

      As indicated above, in 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission. A federal excise tax was imposed in 1986, which was increased in 1991, 1993, 1997, 2000 and 2002. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, among other things, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 2004.

      In recent years, various state and local governments continued the regulation of tobacco products, including, among other things, the imposition of significantly higher taxes, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and significant tobacco control media campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2004. Registrant is unable to assess the future effects these various actions may have on its smokeless tobacco business.

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

      Such a risk-based regulatory framework for product regulation would mean that the level of regulatory control exercised over a given product would be proportional to the risk posed by that product, rather than the statutory or regulatory definition that the product may fall under. More importantly, a risk-based regulatory approach is consistent with, and would advance, the objectives of public health.

      On November 23, 1998, Registrant entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated by various attorneys general against Registrant. The STMSA required Registrant to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million, subject to a minimum 3% inflationary adjustment per annum, over a minimum of ten years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. The period over which the payments are to be made is subject to various indefinite deferral provisions based upon Registrant’s share of the smokeless tobacco segment of the overall tobacco market (as defined in the STMSA).

Raw Materials

       Except as noted below, raw materials essential to Registrant’s business are generally purchased in domestic markets under competitive conditions.

      Registrant purchased all of its leaf tobacco from domestic suppliers in 2003. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by Registrant from domestic sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by Registrant for a period of two to three years prior to their use.

      Registrant or its suppliers purchase certain flavoring components used in Registrant’s tobacco products from foreign sources.

      At the present time, Registrant has no reason to believe that future raw material requirements for its tobacco products will not be satisfied. However, the continuing availability and the cost of tobacco is dependent upon a variety of factors which cannot be predicted, including weather, changes in the current federal tobacco program, growing conditions, disease, local planting decisions, overall market demands and other factors.

Working Capital

       The principal portion of Registrant’s operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for manufacturing of smokeless tobacco products, to ensure an aging process of two to three years prior to use.

Customers

       Registrant markets its moist smokeless tobacco products throughout the United States principally to chain stores and tobacco and grocery wholesalers. Approximately 32% of Registrant’s gross sales of tobacco products are made to four customers, one of which, McLane Co. Inc., a national distributor, accounts for approximately 16.5% of Registrant’s consolidated revenue. Registrant has maintained satisfactory relationships with its customers for many years.

Competitive Conditions

       The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than Registrant and many smaller ones. The larger companies concentrate on the manufacture and marketing of cigarettes. Registrant is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, Registrant competes actively with both larger and smaller companies in the marketing of its tobacco products. Registrant’s principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, price, product recognition, product innovation and distribution.

WINE

         Registrant is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by Registrant in the state of Washington and marketed throughout the United States. Registrant also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 41% of Registrant’s wine sales are made to two distributors, neither of which accounts for more than 27% of total wine sales. Substantially all wines are sold through state-licensed distributors with whom Registrant maintains satisfactory relationships.

      It has been claimed that the use of alcohol beverages may be harmful to health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as Registrant. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, but not limited to, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 2004. Also in recent years, increased regulation of alcohol beverages by various states included, but not limited to, the imposition of higher taxes, the requirement of health warning notices and the regulation of advertising and packaging. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 2004. Registrant is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

      Registrant uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located in Washington and California and purchases bulk wine from other sources. Total grape tonnage harvested and purchased in 2003 is adequate to meet expected demand.

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

      While some scientific studies have reported a statistical association between cigar smoking and disease, other scientific studies have not found such an association. Registrant has a de minimis share of the cigar segment of the overall tobacco market. On July 25, 1997, a public health group filed a petition with FDA requesting that the agency initiate proceedings to assert jurisdiction over cigars as “nicotine delivery systems.” Notwithstanding the United States Supreme Court’s ruling that FDA has no jurisdiction over cigarettes and smokeless tobacco products, if FDA attempts to assert jurisdiction over cigars and promulgates regulations, and the regulations survive a judicial challenge, those regulations would impose severe restrictions on the advertising, marketing and promotion of cigar products and would require Registrant to comply with a wide range of labeling, reporting and other requirements with respect to its cigar products. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, but not limited to, the requirement of warning notices on cigar products, ingredient and constituent disclosure, the disallowance of advertising and promotion expenses as deductions under federal tax law, a significant increase in federal excise taxes, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. The federal excise tax on cigars was last increased in 1993. Substantially similar proposals will likely be considered in 2004. In recent years, various state and local governments continued the regulation of tobacco products including, but not limited to, additional proposed warning notices on cigar products, the imposition of significantly higher taxes, advertising bans and restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and anti-tobacco advertising campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2004. Registrant is unable to assess the future effects these various actions may have on its cigar business.

      In connection with the agreement recently entered into by Registrant to resolve an action brought under the antitrust laws by a smokeless tobacco competitor, Registrant will transfer its cigar operation to such competitor during 2004. See “Antitrust Litigation” in Item 3 — Legal Proceedings, below.

ADDITIONAL BUSINESS INFORMATION

Environmental Regulations

       Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of Registrant.

Number of Employees

       Registrant’s average number of employees during 2003 was 5,212.

Trademarks

       Registrant markets consumer products under a large number of trademarks. All of Registrant’s trademarks either have been registered or applications therefore are pending with the United States Patent and Trademark Office.

Seasonal Business

       No material portion of the business of any operating segment of Registrant is seasonal.

Orders

       Backlog of orders is not a material factor in any operating segment of Registrant.

Item 2 — Properties

Smokeless Tobacco Products

       Registrant owns and operates three principal smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; and Nashville, Tennessee.

Wine

       Registrant owns and operates seven wine-making facilities – five in Washington state and two in California. In addition, it owns and operates vineyards in Washington state and California.

Other Operations

       Registrant owns and operates a warehouse and cigar distribution center in Tampa, Florida and a cigar manufacturing facility in Danli, Honduras, C.A. and a cigar manufacturing facility in Santiago, Dominican Republic.

      In connection with the agreement recently entered into by Registrant to resolve an action brought under the antitrust laws by a smokeless tobacco competitor, Registrant will transfer its cigar operation to such competitor during 2004. See “Antitrust Litigation” in Item 3 — Legal Proceedings, below.

All of such principal properties in Registrant’s operations were utilized only in connection with Registrant’s business operations. Registrant believes that the above properties at December 31, 2003 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity. All principal properties are owned in fee by Registrant.

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

Smokeless Tobacco Litigation

       In Charles Swanson, et al. v. United States Tobacco Company, et al., Circuit Court of Cook County, Illinois, County Department, Chancery Division (No. 97CH004873), this action, which was brought against Registrant by individual plaintiffs, purports to state a class action “on behalf of themselves and all other persons similarly situated” alleging that Registrant “manipulates the nicotine levels and absorption rates” in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price” of Registrant’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using Registrant’s smokeless tobacco products.

      In Matthew Vassallo, et al., v. United States Tobacco Company, et al., Circuit Court of the 11th Judicial District, Miami-Dade County, Florida (Case No.: 02-28397 CA-20), this purported class action was brought against Registrant by six individuals “on behalf of themselves and all others similarly situated” against various smokeless tobacco manufacturers including Registrant and certain other organizations for personal injuries, including cancers of the mouth and larynx, oral lesions, leukoplakia, facial disfigurement, gum and tooth loss, fear of cancer, death and depression and other injuries allegedly resulting from the use of defendants’ smokeless tobacco products. Plaintiffs also claim nicotine “addiction” and seek unspecified compensatory damages and certain equitable and other relief, including, but not limited to, medical monitoring.

      Registrant also is named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are six individuals alleging use of Registrant’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products; five of the six individuals also allege the use of other tobacco products.

      Registrant believes, and has been so advised by counsel handling the foregoing cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant’s willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended.

Antitrust Litigation

       In Swedish Match North America, Inc. v. U.S. Smokeless Tobacco Company, et al., United States District Court for the Western District of Kentucky at Owensboro (Case No. 4:02CV-141-M), plaintiff Swedish Match North America, Inc. and Registrant have reached an agreement to resolve this action whereby Registrant would pay $200 million and transfer its cigar operation to plaintiff and plaintiff would dismiss this action with prejudice. A letter agreement was executed by the parties on March 12, 2004. On March 16, 2004, the court entered a Stipulation of Dismissal, thereby dismissing this action with prejudice. The $200 million payment was made on March 16, 2004.

      In In Re Smokeless Tobacco Antitrust Litigation (formerly Keystone Tobacco and Mutual Wholesale Services actions consolidated on January 8, 2001), United States District Court for the District of Columbia (Civil Action No.: 1:00CV01415), an action filed on behalf of wholesalers/ distributors of Registrant’s smokeless tobacco products alleging that Registrant engaged in conduct that violates the federal antitrust laws, Registrant has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action and who represent more than 88% of Registrant’s sales volume based on 2002 sales revenue. For those direct purchasing customers who agreed to settle the lawsuit and release all claims against Registrant, Registrant agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement delayed cost savings in 2003 and had no material adverse effect on Registrant’s consolidated financial results.

      In January 2004, Registrant began making a second settlement offer to those direct purchasers that chose not to settle the litigation in 2003. Although it is early in the settlement process with respect to this offer, indications are that the offer is being received favorably, and, to date, direct purchasers that have settled now represent over 90% of Registrant’s sales based on 2002 sales revenues.

      Registrant has entered into a Memorandum of Understanding, reaching a proposed settlement to resolve, subject to court approval, previously disclosed actions brought on behalf of indirect purchasers of Registrant’s smokeless tobacco products in 11 states (Arizona, Florida, Hawaii, Iowa, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and West Virginia) and in the District of Columbia. The proposed settlement will be submitted to the Circuit Court of Jefferson County, Tennessee for approval.

      Pursuant to the proposed settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the settlement and attorneys’ fees. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the agreement on substantially similar terms. The Company has recorded a charge of $40 million in 2003, which represents the best estimate of the total costs to resolve indirect purchaser actions.

      Registrant also is named as a defendant in a number of purported class actions in the states of Massachusetts, Wisconsin, and in certain actions in Arizona and Iowa which are not included in the Memorandum of Understanding described above. In addition, Registrant is named in a class action in the state of Kansas. Each of these actions are brought by indirect purchasers (consumers and retailers) of Registrant’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of potential certification of the proposed class. In addition, Registrant has been named as a defendant in an action brought by an individual plaintiff as an indirect purchaser in the state of Mississippi during an unspecified period of time. Plaintiffs in those actions allege that individually, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the state of Kansas, Registrant violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. The Mississippi action also asserts a claim for civil conspiracy. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000, individually or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.

      In Smokeless Tobacco Cases I-IV (formerly the Hart, Garcia, Saucier, Piculell, Beede, Gerencser, Abels, Budd, and Trulik actions coordinated on October 15, 2002 and the Kelly action coordinated on October 22, 2002), Superior Court of California, City and County of San Francisco (J. C. C. P. Nos. 4250, 4258, 4259 and 4262), one of the actions brought on behalf of indirect purchasers, the Court, on December 9, 2003, granted plaintiffs’ motion for class certification, thereby certifying a class of indirect purchasers of Registrant’s moist smokeless tobacco products in the State of California for the period January 1, 1990 to the present.

      In addition to the actions discussed above, Registrant has recently been named in the following five (5) indirect purchaser actions:

      In Charles Brown, et al. v. U.S. Smokeless Tobacco Company, et al., Circuit Court of Tennessee, Hamilton County (No. 04C222), an individual plaintiff brought an action against Registrant on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Tennessee during the period January 1, 1990 to the present, alleging that Registrant violated the Tennessee statutes on unfair and deceptive trade practices, consumer protection and restraint of trade. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 per putative class member and other relief. This action is not specifically named in the Memorandum of Understanding described above.

      In Shawn Gavin, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court of Massachusetts, Suffolk Division (No. 03-5038), an individual plaintiff brought an action against Registrant on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the Commonwealth of Massachusetts during the period January 1, 1990 to the present, alleging that Registrant violated the Consumer Protection Act of Massachusetts. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

      In Aaron Hill, et al. v. U. S. Smokeless Tobacco Company, et al., Superior Court of Maine, York County (No. CV-04-006), an individual plaintiff brought an action against Registrant on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Maine during the period January 1, 1990 to the present, alleging that Registrant violated the Maine Unfair Trade Practices Act. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

      In James Joseph LaChance, et al. v. United States Tobacco Company, et al., Superior Court of New Hampshire, Strafford County (No. 03-C-279), two individual plaintiffs brought an action against Registrant on behalf of themselves and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of New Hampshire during the period January 1, 1990 to the present, alleging that Registrant violated the New Hampshire consumer protection laws. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

      In Jon Ren, et al. v. United States Tobacco Company, et al., Circuit Court of Michigan, Wayne County (No. 04-406325 CZ), an individual plaintiff brought an action against Registrant on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the state of Michigan during the period 1990 to the present, alleging that Registrant violated the Michigan antitrust and consumer protection laws. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

      Each of the foregoing actions is derived directly from the previous antitrust action brought against Registrant by its competitor, Conwood Company L.P. For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification, to the extent not previously done. All of the plaintiffs in the above actions will have to obtain favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in all such cases. Except as to Registrant’s willingness to consider alternative solutions for resolving such cases, all such cases are, and will continue to be, vigorously defended. Registrant intends to pursue settlement of these indirect purchaser actions on substantially similar terms as set forth in the Memorandum of Understanding described above.

Other Litigation

       In Miami Cigar & Company v. UST Inc. et al., Circuit Court of the 11th Judicial District, Miami-Dade County, Florida, (Case No. 99-16881), this action involves a commercial dispute alleging breach of contract and other claims in conjunction with the supply of cigars. On February 14, 2002, a jury rendered a verdict against U.S. Cigar Sales, Inc. and other affiliated companies of Registrant, awarding $43 million in compensatory and punitive damages to the plaintiff, a former distributor. On

April 26, 2002, the court ruled on certain post-trial motions, thereby reducing the award to $7.4 million. On August 30, 2002, the court granted Registrant’s motion for set-off reducing the award to approximately $3.6 million (including prejudgment interest and costs), and entered final judgment. Registrant and plaintiff have each filed a notice of appeal to the Third District Court of Appeal.

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

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

        Registrant’s Common Stock is listed on the New York Stock Exchange (“NYSE”) and the Pacific Exchange, Inc. under the symbol “UST”. As of January 31, 2004, there were approximately 7,242 stockholders of record of Registrant’s Common Stock. The table below sets forth the high and low sales prices as reported by the NYSE Composite Tape and the cash dividends per share declared in each quarter and the year of fiscal years 2003 and 2002.

	2003			2002

			Cash			Cash
	High	Low	Dividends	High	Low	Dividends

First Quarter	$34.82	$26.73	$.50	$39.00	$32.97	$.48
Second Quarter	37.79	26.90	.50	41.35	33.40	.48
Third Quarter	36.64	31.62	.50	35.10	25.77	.48
Fourth Quarter	36.52	33.54	.50	34.01	25.30	.48

Year	$37.79	$26.73	$2.00	$41.35	$25.30	$1.92

Item 6 — Selected Financial Data

UST

CONSOLIDATED SELECTED FINANCIAL DATA — ELEVEN YEARS
(Dollars in thousands, except per share amounts)

	2003	2002	2001	2000	1999

Summary of Operations for the year ended December 31
Net sales	$1,742,629	$1,682,877	$1,626,015	$1,507,757	$1,479,603
Cost of products sold (includes excise taxes)	392,742	365,077	349,581	330,079	304,275
Selling, advertising and administrative expenses	478,310	455,513	443,406	424,955	398,850
Litigation loss	280,000	1,260,510	–	–	–

Operating income (loss)	591,577	(398,223)	833,028	752,723	776,478
Other expense (income):
Interest, net	76,902	46,140	33,760	34,288	13,535
Gain on disposal of product line	–	–	–	–	–

Earnings (loss) before income taxes and cumulative effect of accounting changes	514,675	(444,363)	799,268	718,435	762,943

Income tax expense (benefit)	195,886	(172,894)	307,666	276,549	293,650

Earnings (loss) before cumulative effect of accounting changes	318,789	(271,469)	491,602	441,886	469,293
Cumulative effect of accounting changes (net of income tax benefit)	–	–	–	–	–

Net earnings (loss)	$318,789	$(271,469)	$491,602	$441,886	$469,293

Per Share Data
Basic earnings (loss) per share before cumulative effect of accounting changes	$1.91	$(1.61)	$2.99	$2.71	$2.69
Basic earnings (loss) per share	1.91	(1.61)	2.99	2.71	2.69
Diluted earnings (loss) per share before cumulative effect of accounting changes	1.90	(1.61)	2.97	2.70	2.68
Diluted earnings (loss) per share	1.90	(1.61)	2.97	2.70	2.68
Dividends per share	2.00	1.92	1.84	1.76	1.68
Market price per share:
High	37.79	41.35	36.00	28.88	34.94
Low	26.73	25.30	23.38	13.88	24.06
Financial Condition at December 31
Current assets	$1,247,966	$2,291,267	$891,959	$691,405	$580,024
Current liabilities	521,093	1,462,442	222,462	172,872	261,327
Working capital	726,873	828,825	669,497	518,533	318,697
Ratio of current assets to current liabilities	2.4:1	1.6:1	4:1	4:1	2.2:1
Total assets	1,726,494	2,765,275	2,011,702	1,646,399	1,015,648
Long-term debt	1,140,000	1,140,000	862,575	865,875	411,000
Total debt	1,140,000	1,140,000	865,875	869,175	481,965
Stockholders’ (deficit) equity	(115,187)	(46,990)	581,062	270,572	200,804
Other Data
Stock repurchased	$150,095	$50,262	$–	$97,470	$465,966
Dividends paid	$332,986	$324,233	$303,277	$287,009	$291,966
Dividends paid as a percentage of net earnings	104.5%	N/M	61.7%	65.0%	62.2%
Return on net sales	18.3%	N/M	30.2%	29.3%	31.7%
Return on average assets	14.2%	N/M	26.9%	33.2%	48.7%
Return on average stockholders’ equity	N/M	N/M	115.4%	187.5%	140.3%
Average number of shares (in thousands) — basic	166,572	168,786	164,250	163,181	174,355
Average number of shares (in thousands) — diluted	167,376	168,786	165,682	163,506	175,114

N/M: Not meaningful due to net loss and/or average stockholders’ deficit.

See Management’s Discussion and Analysis and Notes to Consolidated Financial Statements.

UST

CONSOLIDATED SELECTED FINANCIAL DATA — ELEVEN YEARS (continued)
(Dollars in thousands, except per share amounts)

	1998	1997	1996	1995	1994	1993

Summary of Operations for the year ended December 31
Net sales	$1,415,639	$1,401,718	$1,371,705	$1,305,796	$1,203,951	$1,097,533
Cost of products sold (includes excise taxes)	283,516	291,942	272,756	262,203	251,944	246,445
Selling, advertising and administrative expenses	399,845	398,468	348,059	335,824	311,279	286,336
Litigation loss	–	–	–	–	–	–

Operating income (loss)	732,278	711,308	750,890	707,769	640,728	564,752
Other expense (income):
Interest, net	(2,187)	7,451	6,364	3,179	92	(2,004)
Gain on disposal of product line	–	–	–	–	–	(35,029)

Earnings (loss) before income taxes and cumulative effect of accounting changes	734,465	703,857	744,526	704,590	640,636	601,785

Income tax expense (benefit)	279,186	264,719	280,527	274,830	253,110	232,893

Earnings (loss) before cumulative effect of accounting changes	455,279	439,138	463,999	429,760	387,526	368,892
Cumulative effect of accounting changes (net of income tax benefit)	–	–	–	–	–	19,846

Net earnings (loss)	$455,279	$439,138	$463,999	$429,760	$387,526	$349,046

Per Share Data
Basic earnings (loss) per share before cumulative effect of accounting changes	$2.45	$2.39	$2.48	$2.21	$1.92	$1.77
Basic earnings (loss) per share	2.45	2.39	2.48	2.21	1.92	1.67
Diluted earnings (loss) per share before cumulative effect of accounting changes	2.44	2.37	2.44	2.17	1.88	1.73
Diluted earnings (loss) per share	2.44	2.37	2.44	2.17	1.88	1.64
Dividends per share	1.62	1.62	1.48	1.30	1.12	.96
Market price per share:
High	36.88	36.94	35.88	36.00	31.50	32.75
Low	24.56	25.50	28.25	26.63	23.63	24.38
Financial Condition at December 31
Current assets	$507,213	$441,844	$450,570	$425,555	$381,937	$334,996
Current liabilities	197,316	166,519	306,553	280,723	160,755	106,642
Working capital	309,897	275,325	144,017	144,832	221,182	228,354
Ratio of current assets to current liabilities	2.6:1	2.7:1	1.5:1	1.5:1	2.4:1	3.1:1
Total assets	913,319	826,363	806,577	783,976	741,236	706,195
Long-term debt	100,000	100,000	100,000	100,000	125,000	40,000
Total debt	100,000	110,000	250,000	200,000	125,000	40,000
Stockholders’ (deficit) equity	468,293	436,795	281,206	292,781	361,669	462,972
Other Data
Stock repurchased	$151,617	$45,719	$237,759	$274,783	$298,843	$236,704
Dividends paid	$301,145	$298,059	$277,302	$252,388	$225,715	$199,725
Dividends paid as a percentage of net earnings	66.1%	67.9%	59.8%	58.7%	58.2%	57.2%
Return on net sales	32.2%	31.3%	33.8%	32.9%	32.2%	31.8%
Return on average assets	52.3%	53.8%	58.3%	56.4%	53.5%	50.6%
Return on average stockholders’ equity	100.6%	122.3%	161.7%	131.3%	94.0%	71.3%
Average number of shares (in thousands) — basic	185,544	183,931	187,386	194,374	201,995	208,469
Average number of shares (in thousands) — diluted	186,880	185,602	190,067	197,613	205,699	213,412

See Management’s Discussion and Analysis and Notes to Consolidated Financial Statements.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

UST

MANAGEMENT’S DISCUSSION AND ANALYSIS

        The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto, included in Item 8 of this Form 10-K. Herein the Company makes forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” on page 31.

Overview

       UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is a leading producer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Red Seal and Rooster. Through International Wine & Spirits Ltd., the Company manufactures and markets premium wines sold nationally under the Chateau Ste. Michelle, Columbia Crest, Conn Creek and Villa Mt. Eden labels, and sparkling wine under the Domaine Ste. Michelle label. The Company also manufactures and markets premium cigars including Astral, Don Tomás and Helix brands.

      The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two segments, Smokeless Tobacco and Wine. The Company’s international and cigar operations, which are not significant, are not included in these two segments and are reported under “Other Operations.”

      In connection with the agreement recently entered into by the Company to resolve an action brought under the antitrust laws by a smokeless tobacco competitor, the Company will transfer its cigar operation to such competitor during 2004.

      For the year ended December 31, 2003, the Company achieved record sales, despite increased competitive pressures and a difficult economic environment for its businesses.

Results of Operations

CONSOLIDATED RESULTS

	(Dollars in thousands, except per share data)

	2003	2002	2001

Net sales	$1,742,629	$1,682,877	$1,626,015
Net earnings (loss)	318,789	(271,469)	491,602
Basic earnings (loss) per share	1.91	(1.61)	2.99
Diluted earnings (loss) per share	1.90	(1.61)	2.97

          Comparative Information

      The most significant difference between consolidated results for the years 2003 and 2002 was the $1.261 billion pretax charge recorded in 2002, resulting from a judgment against the Company in an antitrust case. The charge was recorded, due to the exhaustion of the Company’s appeal remedies, when the United States Supreme Court declined to hear the Company’s appeal. Due to this significant charge, the Company reported a net loss of $271.5 million or $1.61 per share for the year ended December 31, 2002. The effective tax rates for 2002 were favorably affected due to the impact of the litigation loss on state income taxes.

      Results for 2003 included a $280 million pretax charge associated with the following: (1) the resolution of an antitrust action brought by a smokeless tobacco competitor, Swedish Match North America, Inc. (2) an agreement for a proposed resolution of antitrust actions, subject to court approval, by indirect purchasers in 11 states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action requires the Company to pay $200 million and transfer its cigar operation to Swedish Match during 2004. Included in the $280 million above is a charge of $40 million reflecting the fair value of the cigar operation, which approximates its book value. The proposed settlement of the indirect purchaser actions covered by the subject agreement requires the Company to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. In addition, the Company intends to pursue settlement of other indirect purchaser actions not covered by this agreement on substantially similar terms. Included in the $280 million above, the Company recorded a charge of $40 million, which represents the best estimate of the total costs to resolve indirect purchaser actions.

      Also included in 2003 results is a charge of $15.9 million resulting from an internal review following a change in management at F.W. Rickard Seeds, Inc., a second-tier subsidiary within the Smokeless Tobacco segment, which represents less than 1 percent of segment revenues. This charge was primarily the result of an inventory write down of $11.7 million, which was included in cost of products sold, and $4.2 million in other charges included in selling, advertising and administrative (SA&A) expenses. Due to a circumvention of controls and procedures and a lack of management oversight at F.W. Rickard Seeds, Inc., the Company was not able to ascertain which prior period or periods gave rise to the aforementioned charge with any degree of certainty. As such, the entire charge was recorded in 2003 as a reduction to current net earnings. Included in the total F.W. Rickard Seeds charge is a $5.5 million charge recorded in the fourth quarter, which was primarily a result of a write-down of inventory due to a change in market conditions for certain types of seed, exacerbated by a lack of effective inventory control by prior management. The entire $15.9 million charge was completely offset by a corresponding reduction in the Company’s incentive compensation (bonus) fund, also included in SA&A expenses.

      Moist smokeless tobacco products are shipped to arrive and sales revenue is recognized once a week on billing days, which occur each Monday. As a result, there are instances when the same number of billing days have not occurred within comparative periods, as was the case in 2002 versus 2001. The comparisons between these periods were impacted by the significance of one less billing day in 2002. While the Company’s GAAP financial results reflect the actual number of billing days in the respective periods, the trend information may not be comparable due to the significance of one billing day’s impact on a reporting period’s results. Fiscal 2003 and 2002 had the same number of billing days, and the impact of unequal billing days on comparative results will not recur for several years due to the timing of such billing days in future periods.

      As of January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of Vendor’s Products. This Issue required that costs associated with certain Company sales incentives be reclassified from SA&A expenses to a reduction in net sales for all periods presented on the Company’s Consolidated Statement of Operations. The reclassifications required by this Issue had no effect on the Company’s previously reported consolidated operating income or net earnings. As a result of adopting this Issue,

Management’s Discussion and Analysis (continued)

the Company reclassified approximately $44.3 million in 2001 sales incentive costs from SA&A expenses to a reduction in net sales in order to conform to the 2002 presentation.

2003 compared with 2002

      In 2003, consolidated net sales increased 3.6 percent to $1.743 billion, net earnings were $318.8 million, and basic and diluted earnings per share amounted to $1.91 and $1.90, respectively. In 2002, the Company reported a net loss of $271.5 million and basic and diluted loss per share of $1.61. The consolidated net sales increase for 2003 included higher selling prices and stable unit volume for moist smokeless tobacco products as well as improved sales for the Company’s international and cigar operations, partially offset by lower sales for wine products.

      The consolidated gross margin percentage decreased slightly in 2003 to 77.5 percent, primarily as a result of the F.W. Rickard Seeds inventory charge, higher unit cost for moist smokeless tobacco products and a continued shift in moist smokeless tobacco product mix from premium to price value. These factors were partially offset by higher moist smokeless tobacco product selling prices, including promotional units, and improved trends in the Company’s international and cigar operations.

      Consolidated SA&A expenses increased 5 percent to $478.3 million in 2003, primarily as a result of higher salaries and related costs, principally pension expense, the absence of the 2002 reversal of a benefit accrual of $5.6 million, higher Smokeless Tobacco segment direct selling and advertising spending, a $4.4 million charge related to the bankruptcy filing of a significant wholesale customer and the non-inventory portion of the F.W. Rickard Seeds charge. Partially offsetting these amounts were the absence of bonding costs associated with the Company’s resolved antitrust litigation and lower expenses for the Company’s incentive compensation (bonus) fund, resulting from the aforementioned reduction to offset the F.W. Rickard Seeds charge.

      The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the years ended December 31, 2003 and 2002, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $8.9 million and $22.9 million, respectively. These costs reflect a number of factors, including a consistently low number of claims, the distinctly different science related to smokeless tobacco and the legal and regulatory environment affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows.

      The Company reported operating income of $591.6 million in 2003, representing approximately 34 percent of consolidated net sales.

      Net interest expense increased $30.8 million, primarily as a result of lower income from cash investments and higher average debt outstanding, as well as a slightly higher average rate on such debt.

      The Company recorded income tax expense of $195.9 million in 2003 at an effective tax rate of 38.1 percent versus an income tax benefit of $172.9 million, due to the net loss, at an effective tax rate of 38.9 percent in 2002.

      Basic and diluted shares outstanding were lower in 2003, primarily as a result of share repurchases, partially offset by the exercise of stock options.

2002 compared with 2001

      For the year ended December 31, 2002 consolidated net sales increased 3.5 percent to $1.683 billion and the Company posted a net loss of $271.5 million and basic and diluted loss per share of $1.61. In 2001, the Company reported net earnings of $491.6 million and basic and diluted earnings per share of $2.99 and $2.97, respectively. The net loss in 2002 was due to the Company’s recognition of the aforementioned antitrust litigation loss.

      The consolidated net sales increase was primarily a result of higher selling prices, partially offset by lower unit volume for moist smokeless tobacco products and higher premium case sales for wine products. Higher Smokeless Tobacco segment sales contributed 71.5 percent of the consolidated net sales increase in 2002.

      The consolidated gross profit percentage decreased slightly in 2002.

      Consolidated SA&A expenses increased in 2002 primarily due to prepayment penalties associated with the termination of a $1 billion credit facility, a $3.4 million reduction to the residual value of a matured long-term investment and higher amortization of capitalized debt costs, partially offset by the favorable effects of a $5.6 million one-time adjustment due to a change in the Company’s vacation policy. The charge recorded in connection with a reduction in an investment’s residual value was related to the Company’s investment (as limited partner) in a partnership that owned and leased a cogeneration facility, and it represented the Company’s share of an other-than-temporary reduction in the residual value of the lease, as determined at the partnership level. The change in vacation policy specifically related to a revision of the period in which vacation was earned by employees, and as a result of the change, no accrual was necessary.

      For the years ended December 31, 2002 and 2001, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims, included within SA&A expenses, were $22.9 million and $13.9 million, respectively. These costs were affected by a number of factors, including a consistently low number of claims, the distinctly different science related to smokeless tobacco and the legal and regulatory environment affecting the Company’s products.

      The Company reported an operating loss of $398.2 million in 2002.

      Net interest expense increased significantly mainly due to lower income generated from accumulated cash, which was attributable to the decline in short-term interest rates and higher average debt outstanding in 2002, partially offset by lower weighted-average interest rates on outstanding debt.

      As a result of the net loss for 2002, the Company recorded a tax benefit at an effective tax rate of 38.9 percent as compared to a tax expense at an effective tax rate of 38.5 percent on 2001 net earnings.

      Financial results for 2002 included the aforementioned effect of one less billing day in the Smokeless Tobacco segment as compared to 2001. The impact of the billing day difference on net sales, net earnings (loss) and diluted earnings (loss) per share was approximately $27 million, $13.8 million and 8 cents, respectively, which reflects the actual amounts recorded in week 53 of 2001.

Management’s Discussion and Analysis (continued)

Smokeless Tobacco Segment

	(Dollars in thousands)

	2003	2002	2001

Net sales	$1,504,893	$1,447,093	$1,406,414
Operating profit (loss)	585,910	(408,675)	833,185

2003 compared with 2002

      Net sales for the Smokeless Tobacco segment increased 4 percent to $1.505 billion and accounted for 86.4 percent of 2003 consolidated net sales as higher selling prices for moist smokeless tobacco products and higher unit volume for price value products were partially offset by lower net unit volume for premium products. Dry snuff products accounted for less than one percent of segment net sales and unit volume.

      Overall, moist smokeless tobacco unit volume for the year was stable at 636.1 million cans, while it increased 1.5 percent in the fourth quarter to 157.3 million cans. A decline in full-year unit volume for premium moist smokeless tobacco products was offset by increased unit volume for non-premium products. Despite higher returned goods and aggressive sub-price value competition within the moist smokeless category, the Company’s 2003 unit volume held steady, which can be attributed in part to its successful new product program and increased promotional activity. Net can sales for the full year included approximately 43.6 million cans of new products launched within the last three years, representing 6.9 percent of total smokeless unit volume. These new products included Skoal Long Cut Vanilla Blend, Skoal Long Cut Berry Blend, Skoal and Copenhagen Pouches and two new Red Seal products, Long Cut Mint and Long Cut Natural. Promotional unit volume was approximately 32.7 million cans or 5.1 percent of total net can sales, of which approximately 3 million were promotional 15-gram cans, as the Company began testing the viability of various can sizes. Unit volume for Red Seal, the Company’s primary non-premium product, increased 17.5 percent in 2003 and now represents 9.1 percent of the Company’s total moist smokeless tobacco unit volume. The increased returned goods in 2003 were primarily the result of cans associated with Copenhagen and Skoal Pouches, along with executional issues associated with Skoal Winterblend, which was a seasonal flavor sold promotionally in the fourth quarter of 2002.

      The Company’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments from wholesalers to retailers, indicated that for the year-to-date period ended December 27, 2003, on a can-volume basis, total category shipments increased 1.9 percent over the corresponding 2002 period. The premium segment declined 4.7 percent and the price value segment increased 27.1 percent during the same period. The Company’s total share declined 3.3 percentage points to 73 percent versus 2002. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco industry trends based on shipments from wholesalers to retailers and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports shipments to wholesalers, while RAD-SVT measures shipments from wholesalers to retailers. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of the Company’s actual results to those from RAD-SVT. Since the incidence of oral tobacco use by members of the military tends to be significantly higher than that of the broad adult population, the movement of armed forces personnel stationed in the U.S., particularly reservists, to the Middle East had a negative impact on RAD-SVT results since it only measures domestic shipments to retailers.

      Cost of products sold increased 11.9 percent in 2003, primarily as a result of the $11.7 million charge taken in connection with F.W. Rickard Seeds, Inc., as well as higher unit costs for moist smokeless tobacco products. The increased unit costs were primarily the result of higher leaf tobacco costs, as well as higher salaries and related costs for both direct labor and overhead.

      Gross profit increased 2.6 percent compared to the similar 2002 period. This increase was primarily the result of higher selling prices for moist smokeless tobacco products, partially offset by the aforementioned cost of products sold increases. The gross profit percentage decreased slightly in 2003 to 83.5 percent as a result of these factors and the aforementioned change in product mix, which included higher unit volume for price value and lower unit volume for premium products.

      Selling and advertising expenses increased 7.3 percent in 2003, compared to the corresponding 2002 period. This increase was primarily attributable to higher spending on print media and various marketing and sales initiatives associated with the introduction of Copenhagen and Skoal Pouches. Indirect selling expenses were higher in 2003 due to increased salaries and related costs, which include the effect of higher pension expense. Administrative and other expenses decreased during 2003, primarily as a result of the absence of bonding costs recorded in 2002, associated with the Company’s resolved antitrust litigation, and the aforementioned 2003 reduction in the incentive compensation (bonus) fund. These factors were partially offset by a $4.4 million charge recorded in
2003, related to the bankruptcy filing of a significant wholesale customer, the absence of the aforementioned 2002 reversal of the vacation accrual and the non-inventory portion of the 2003 F.W. Rickard Seeds charge.

      Also included in 2003 segment results was the $280 million charge associated with the resolution of an antitrust action brought by a smokeless tobacco competitor, an agreement to resolve antitrust actions by indirect purchasers in 11 states and the District of Columbia, and the decision to settle other indirect purchaser antitrust actions not covered by the agreement on substantially similar terms.

      As a result of the foregoing factors, segment operating profit in 2003 was $585.9 million. The segment reported an operating loss of $408.7 million in 2002, due to the litigation loss.

2002 compared with 2001

      Net sales for the Smokeless Tobacco segment increased 2.9 percent to $1.447 billion and accounted for 86 percent of consolidated net sales in 2002.

      The net sales increase was due to higher selling prices, partially offset by lower unit volume and higher sales incentives for moist smokeless tobacco products. Moist smokeless tobacco product unit volume decreased 2 percent for the year to 635.8 million cans and decreased 8.1 percent to 154.9 million cans in the fourth quarter.

      Smokeless Tobacco segment net sales and unit volume results for both the full year and fourth quarter of 2002 include the effect of one less billing day as compared to 2001. The impact of the billing day difference on net sales and unit volume was approximately $27 million and 11.8 million cans, respectively.

      Unit volume for premium moist smokeless tobacco products decreased in 2002, partially offset by an increase in non-premium products. Unit volume for premium products was affected by higher state excise taxes, a competitive price value product introduced at a deep discount and a weak economic environment. During 2002, the Company introduced three new premium products, Skoal Long Cut Berry Blend, Copenhagen Pouches and Skoal Wintergreen Pouches. Net can sales for 2002 included approximately 13.6 million cans associated with these new products. Unit volume for

Management’s Discussion and Analysis (continued)

Red Seal, the Company’s non-premium product, increased 12.8 percent in 2002 and represented 7.8 percent of the Company’s total moist smokeless tobacco unit volume.

      RAD-SVT indicated that, for the year-to-date period ending December 28, 2002, total moist smokeless tobacco category shipments to retailers grew 1.8 percent over the corresponding 2001 period, on a can-volume basis. The premium segment declined 2.2 percent and the price value segment increased 19.2 percent to 21.4 share points during the same period. Shipments of the Company’s products to retailers, per RAD-SVT, decreased .2 percent, with an overall share decline of 1.5 percentage points to 76 percent.

      Cost of products sold increased 3.2 percent in 2002 as compared with the prior year. The increase was primarily due to higher unit cost for moist smokeless tobacco, which included a federal excise tax rate increase and higher leaf tobacco costs, partially offset by lower moist smokeless tobacco unit volume.

      Gross profit increased 2.8 percent in 2002 due to higher selling prices, partially offset by lower unit volume for premium products and higher unit cost for moist smokeless tobacco products. The gross profit percentage decreased slightly due to increased sales of lower margin non-premium products.

      Selling and advertising expenses increased in 2002 primarily due to spending on print media for new product introductions and higher planned promotional spending. Indirect selling expenses increased in 2002, due to higher salaries and related expenses for the Company’s field sales force. Administrative and other expenses increased in 2002, primarily due to higher legal and related costs, continued tobacco settlement-related charges and accelerated amortization of capitalized debt costs of $4.3 million due to the early termination of the Company’s $1 billion credit facility. These increases were partially offset by the segment’s $4.4 million portion of the reversal of the vacation accrual due to a change in the Company’s benefit policy and lower compensation expense due to the litigation loss.

      The operating loss for the Smokeless Tobacco segment was $408.7 million, which includes the effects of the litigation loss and one less billing day.

Wine Segment

	(Dollars in thousands)

	2003	2002	2001

Net sales	$194,905	$203,541	$188,858
Operating profit	24,341	30,111	21,212

2003 compared with 2002

      Wine segment net sales decreased 4.2 percent to $194.9 million and represented 11.2 percent of 2003 consolidated net sales. The net sales decline was primarily the result of a shift in product mix towards new premium wines sold at lower prices as well as promotional pricing on other selected premium wines. Premium case volume results slightly offset the impact of these factors as it increased .4 percent from the prior year. The net sales and case volume results in 2003 were adversely affected by a combination of factors in the marketplace, including increased price competition caused by the oversupply of grapes, cheaper imported wines and a relatively weak economy. Case volume results for the Company’s two leading brands were varied as Chateau Ste. Michelle increased 7.5 percent and Columbia Crest decreased 4.3 percent from 2002 levels. These two leading brands accounted for 32.7 percent and 45.2 percent of the Company’s total 2003 case volume, respectively. Although 2003 Columbia Crest case volume compared unfavorably to 2002 case volume, which included strong shipments driven by critical acclaim on its Grand Estates Chardonnay, fourth quarter shipments received a positive boost when the December 2003 issue of Wine Spectator gave strong reviews to some of the Columbia Crest reserve wines.

      Segment cost of products sold decreased 2.1 percent, primarily as a result of continued cost reduction efforts and a shift in mix to lower cost products. The gross profit percentage decreased in 2003, primarily as a result of the lower selling prices on selected wines.

      During 2003, selling, advertising and administrative expenses approximated 2002 levels. Selling and advertising expenses decreased due to lower media advertising, as wine consumers were generally price and promotion driven in 2003 rather than loyal to established brands. In response, the Company reallocated a portion of its selling and advertising budget to price and promotional activities. Indirect selling expenses increased primarily as a result of higher salaries and related costs due to sales force expansion and increases in benefits expenses. The sales force expansion, which is expected to continue in 2004, is targeted at increasing distribution of the Company’s wines throughout the domestic market. In 2003, distribution gains were achieved in the restaurant and grocery chain segments of the market as a result of the initial sales force expansion. Administrative and other spending was higher in 2003 due to increased insurance costs, professional fees and other administrative spending, and a $1 million gain recorded in 2002 on the sale of an underutilized facility partially offset by the segment’s share of the 2003 reduction in the incentive compensation (bonus) fund.

      As a result of the foregoing factors, segment operating profit decreased 19.2 percent to $24.3 million in 2003.

2002 compared with 2001

      Wine segment net sales increased 7.8 percent to $203.5 million and represented 12.1 percent of consolidated net sales in 2002. Case volume for premium wine increased 7.5 percent and was the main driver for the net sales increase. The Company’s two leading brands, Chateau Ste. Michelle and Columbia Crest, had increased case volume of 14.4 percent and 1.8 percent, respectively, and together comprised 78.5 percent of the Company’s total case volume.

      In 2002, the Company reaffirmed its status as one of the world’s leading wine companies by placing five of its wines on Wine Spectator magazine’s list of “Top 100 Wines of 2002.” Columbia Crest Grand Estates Chardonnay achieved the Company’s highest ranking at 16 on this prestigious list.

      Cost of products sold increased for the Wine segment in 2002 mainly due to higher case sales, partially offset by lower unit costs. The overall gross profit percentage increased in 2002 and was attributable to the Company’s long-range plan, implemented in 2002, to reduce product costs over the next several years.

      Selling, advertising and administrative expenses for the Wine segment decreased in 2002. Selling and advertising spending remained stable as compared to 2001. Indirect selling expenses increased due to higher salaries and related costs. Administrative and other spending was favorable in 2002, mainly due to the aforementioned $1 million gain and lower compensation expense.

      The Wine segment reported an operating profit increase of 42 percent to $30.1 million in 2002.

Management’s Discussion and Analysis (continued)

All Other Operations

	(Dollars in thousands)

	2003	2002	2001

Net sales	$42,831	$32,243	$30,743
Operating profit (loss)	2,904	(3,695)	(8,907)

2003 compared with 2002

      Net sales for all other operations increased 32.8 percent to $42.8 million and accounted for 2.4 percent of consolidated net sales in 2003. Both the Company’s international and cigar operations contributed to the 2003 sales growth. The international increase was mainly driven by higher Canadian smokeless tobacco sales associated with a new 15-gram can, which provides more favorable pricing at retail and the launch of Skoal Long Cut Berry Blend. In addition, the increase also included the impact of a favorable foreign exchange rate. The portion of the increase attributed to the cigar operations was primarily the result of higher unit volume, partially offset by a shift in product mix and lower selling prices on selected brands. All other operations reported an operating profit of $2.9 million in 2003 compared to an operating loss of $3.7 million in the corresponding 2002 period. The improved operating results are primarily due to increased sales partially offset by higher spending on cigar-related litigation.

2002 compared with 2001

      Net sales for all other operations increased 4.9 percent to $32.2 million and accounted for 1.9 percent of consolidated net sales in 2002. The increase in net sales was attributable to higher cigar volume, partially offset by slightly lower sales by the international operations. All other operations reported a $3.7 million operating loss as compared to an $8.9 million operating loss in 2001. The decrease in operating loss in 2002 was mainly due to the effects of lower legal spending on cigar-related litigation and lower selling, advertising and administrative spending.

Outlook

       The Company’s objective is to continue to grow the smokeless tobacco category by building category awareness and social acceptability of smokeless tobacco products. In 2004, the Company expects to expand its efforts to accelerate growth in this category by spending an additional $24 million on product innovation and programs to reach out to new adult consumers. Even though the short-term earnings growth rate is expected to be negatively impacted by approximately 3 percent as a result of the higher spending on category building, the Company still expects increased sales and earnings in 2004, as well as accelerated growth in 2005 and beyond.

      The Company is encouraged by improvement in moist smokeless category trends, and has begun implementing the aforementioned incremental category growth initiatives. As most of this spending is related to the expansion of the sales and marketing program infrastructure, the impact it will have on the category, in terms of attracting new adult consumers, primarily adult smokers, is not expected to be immediate. The Company has begun increasing its one-on-one marketing teams, which will allow it to increase the number of samples it delivers in 2004 and effectively double the number of events where it will communicate its category advantages to adult consumers. In addition, the first quarter of 2004 will include the Company’s first broad scale direct mail coupon campaign to adult smokers. Media advertising support is expected to remain level compared to 2003 investment levels, with an estimated 433 million impressions. In addition, new product support will continue to feature Skoal Long Cut Vanilla, introduced late in 2003, and a 70th Anniversary Edition of Skoal Fine

Cut Wintergreen, to be introduced nationally in its original fiberboard can and vintage packaging. A final initiative to drive category growth is the Company’s STEPS Rewards program, which is expected to be rolled out in the first quarter of 2004. This new program is focused on enhancing discounts for customers that aid the growth of the smokeless tobacco category.

      Competition, changes in consumer preferences, including their impact on the relative mix of premium versus price value product sales, acceptance of new products and other marketing initiatives, excise taxes, the effects of possible litigation and legislative and regulatory actions may adversely affect operating and unit volume results for the smokeless tobacco business in the future, as well as the growth rate of the moist smokeless tobacco category.

      Despite the competitive markets in the wine category, the Company finished the year with a solid performance in the fourth quarter. The combination of a global oversupply of wine and grapes, an emerging extreme value category, an influx of inexpensive Australian imports, and a relatively weak economy during the year, all combined to make 2003 one of the most difficult sales years in recent years. Despite improved indicators in the fourth quarter of 2003, prospects in the wine category will be dependent upon several key factors, including the global supply of wine, a weak U.S. dollar helping to increase prices of imported competitors’ wines and an overall improvement in the U.S. economy. The Company plans to grow its wine business through continued expansion of its sales force and broadening its distribution in the domestic market.

      Competition, pricing, changes in consumer preferences, published wine ratings and the effects of possible legislative actions and tax changes may impact the performance of the wine business in the future.

      In connection with the agreement recently entered into by the Company to resolve an action brought under the antitrust laws by a smokeless tobacco competitor, the Company will transfer its cigar operation to such competitor during 2004.

      Despite the planned incremental spending in the smokeless tobacco and wine businesses, the Company presently anticipates increased diluted earnings per share in 2004 of $2.99 to $3.09.

      The Company’s financial forecast for 2004 and beyond may be affected by the Company’s ability to address the factors described above affecting each of its business segments, as well as the matters described under “Cautionary Statements Regarding Forward-Looking Statements.”

Financial Condition

Liquidity

	(Dollars in thousands)

	2003	2002	2001

Cash and cash equivalents	$438,040	$382,003	$271,969
Restricted deposits	–	1,242,431	659,897
Total debt	1,140,000	1,140,000	865,875

      Historically, the Company has relied upon cash flows from operations supplemented by debt issuance and revolving credit borrowings, as needed, to finance its working capital requirements and capital expenditures. The Company’s cash equivalent investments are generally liquid, investment grade short-term securities.

Management’s Discussion and Analysis (continued)

      The Company’s cash and cash equivalents totaled $438 million at December 31, 2003, an increase of $56 million over 2002. The major source of cash in 2003 was net earnings generated mainly by the Smokeless Tobacco segment. The major uses of cash were for dividend payments, the repurchase of Company stock and purchases of property, plant and equipment.

      In 2003, the litigation liability associated with the adverse antitrust judgment against the Company was paid. However, the overall effect on reported cash and cash equivalents was minimal as the Company paid the judgment primarily out of funds that had been held in restricted deposits, which were a component of financing activities on the Consolidated Statement of Cash Flows. Given the size of the award, the Company recognizes that the payment of the judgment had, at the time of payment, a material adverse effect on its consolidated financial position. However, in light of the Company’s ability to satisfy the judgment primarily with funds accumulated since the initial rendering of the judgment, the Company does not expect the payment of the judgment to have a material adverse effect on the Company’s dividend policy or its ability to implement its strategic business plans.

	(Dollars in thousands)

	2003	2002	2001

Net cash (used in) provided by:
Operating activities	$(708,909)	$796,624	$566,088
Investing activities	(42,807)	(54,067)	(45,987)
Financing activities	807,753	(632,523)	(344,166)

Operating Activities

      In 2003, the Consolidated Statement of Cash Flows includes the effects of the aforementioned $1.262 billion payment in connection with the 2002 antitrust litigation loss along with net cash provided by operating activities of $553 million, resulting in net cash used in operating activities of approximately $708.9 million. The primary sources of cash from operations included net earnings, adjusted for the effects of non-cash items, and higher income taxes payable. The primary uses of cash in operations in 2003, other than for the payment of the antitrust judgment, were $78.8 million for the purchase of leaf tobacco and $62.6 million for contributions to the Company’s qualified defined benefit pension plans, of which approximately $61 million were discretionary. In 2002, net cash from operating activities was positively impacted by the income tax effects of recording the litigation loss. In 2001, net cash from operating activities was positively impacted by additional net earnings due to the effect of an additional billing day and an income tax refund.

      The Company carries significant amounts of leaf tobacco along with bulk and bottled wine inventories as a result of the aging process required for the production of moist smokeless tobacco products and wine, respectively. The increases in inventories over the past several years related primarily to in-process and finished goods wine inventory resulting from factors in the marketplace, including an oversupply of grapes, a relatively weak economy and cheaper imported wines. As indicated in “Critical Accounting Policies and Estimates,” management reviews these inventories and has determined that they are saleable and appropriately carried at the lower of cost or market. Total expenditures for leaf tobacco over the last three years were $249 million. Total costs of grapes harvested and purchased and purchases of bulk wine were $87.6 million in 2003 and $249.4 million over the last three years.

Investing Activities

      The 2003 decrease in net cash used in investing activities was due to lower purchases of property, plant and equipment compared to 2002. Over the last three years, capital expenditures for property, plant and equipment have averaged $50 million per year.

      Major areas of capital spending from 2001 through 2003 by segment were:

Smokeless Tobacco segment

•	Manufacturing, processing and packaging equipment, including equipment for new products, line extensions and existing products

•	Computer hardware and software

•	Building improvements and renovations

Wine segment

•	Wine barrels and storage tanks

•	Building and facilities expansion and improvements

•	Wine making and processing equipment

      Over the past three years capital expenditures for the Smokeless Tobacco segment accounted for 60.4 percent of the consolidated total, while the Wine segment accounted for 38.2 percent and all other operations and corporate accounted for 1.4 percent. Capital expenditures for equipment in the Smokeless Tobacco segment over the past three years were primarily related to increasing manufacturing capacity, process-related enhancements and new product and product line extension capabilities. Wine segment capital expenditures during that period were mainly focused on increasing capacity.

Financing Activities

      The Company had net cash provided by financing activities of $807.8 million in 2003 compared to net cash used in financing activities of $632.5 million in 2002. The 2003 amount was primarily attributable to the Company’s utilization of $1.242 billion of funds held in restricted deposits, used to substantially pay the aforementioned antitrust judgment, and $48.4 million in proceeds from the issuance of stock, partially offset by dividend payments of $333 million and payments for the repurchase of Company common stock of $150.1 million. Cash dividends paid in 2003 were higher than in those in 2002 due to a 4.2 percent increase in the dividend rate approved by the Board of Directors, partially offset by lower common shares outstanding. Payments for the repurchase of Company common stock were significantly higher than those made in 2002 as the Company’s share repurchase plan, which had been suspended in connection with the antitrust judgment, was not resumed until August 2002, compared to 2003, in which a full year of repurchases were made. Proceeds from the issuance of common stock were less than those received in 2002 primarily as a result of the lower average exercise price of stock options exercised during 2003.

Management’s Discussion and Analysis (continued)

Capital Resources

	(Dollars in thousands)

	2003	2002	2001

Working capital	$726,873	$828,825	$669,497
Total debt	1,140,000	1,140,000	865,875

      The Company has a $300 million unsecured line of credit with various financial institutions (the “Credit Facility”). In July 2003, the Company renewed the $150 million, 364-day portion of this Credit Facility. The remaining $150 million portion of the Credit Facility is a three-year agreement entered into in July 2002. The credit agreements were entered into primarily to support commercial paper borrowings. There were no borrowings under the Credit Facility during 2003 or 2002.

      In July 2002, the Company issued $600 million aggregate principal amount of 6.625 percent senior notes at a price of 99.53 percent of the principal amount. The notes mature on July 15, 2012, with semiannual interest payments.

      Also in July 2002, the Company terminated its previous $1 billion senior secured credit facility. The Company had borrowed $330 million of floating rate debt under the provisions of the terminated credit facility, the proceeds of which were used to fund the court-administered qualified settlement fund in connection with the antitrust judgment. During 2002 and 2001, the Company made scheduled quarterly principal payments under the terms of the loan facility of $.8 million per quarter. In July 2002, amounts outstanding under this loan facility were repaid.

      The Company’s working capital decreased to $726.9 million at December 31, 2003 as compared to $828.8 million at December 31, 2002. The working capital decrease in 2003 was mainly attributable to the 2003 accrual related to the agreement to resolve antitrust actions partially offset by the litigation loss net of restricted deposits in 2002, as well as the increased cash and cash equivalents in 2003. The ratio of current assets to current liabilities (current ratio) increased to 2.4 to 1 from 1.6 to 1.

      In January 2003, the Company paid the judgment resulting from its antitrust litigation loss in the amount of $1.262 billion. The Company utilized funds held in restricted deposits in the amount of $1.242 billion and $19.7 million in cash in satisfaction of this judgment.

      In December 2003, the Board of Directors increased the Company’s first quarter 2004 dividend to stockholders to 52 cents per share with an indicated annual rate of $2.08 per share. This represents a 4 percent increase over 2003.

      During 2003, the Company spent $150.1 million under its share repurchase program for the repurchase of Company common stock. In August 2002, the Company resumed this program as the balance of funds required to satisfy the then pending judgment were deposited with the court. Once resumed, the Company spent $50.3 million under this program in 2002 to repurchase its shares. The Company expects to spend $150 million in each of the next two years to buy back its common shares. Stock prices, market conditions and other factors will determine the actual number of shares repurchased.

      On March 16, 2004, the Company paid $200 million of its antitrust litigation liability.

      The Company estimates that amounts expended in 2004 for tobacco leaf purchases for moist smokeless tobacco products will approximate amounts expended in 2003, while grape and bulk wine purchases for wine products will be slightly lower than amounts in the corresponding 2003 period.

      In 2004, expenditures under the Company’s capital program are expected to be approximately $70 million.

      The Company’s cash requirements in 2004 will primarily be for the payment of dividends, satisfaction of litigation settlement liabilities accrued during 2003, repurchase of common stock, purchases of inventory and capital expenditures. Cash requirements beyond 2004 are expected primarily to be for the payment of dividends, repurchase of common stock, repayment of borrowings, purchases of inventory and capital expenditures. Please see table under “Aggregate Contractual Obligations” for a detailed schedule of certain future cash requirements. Cash flows generated from operations will be the primary means of meeting these cash requirements, and, if necessary, the Company will utilize some portion of its excess cash or short-term borrowings to fund shortfalls from operations. Extraordinary items, including any adverse litigation judgments or resolutions, would be satisfied with funds provided by these sources.

Critical Accounting Policies and Estimates

       The preparation of financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses recognized and incurred during the reporting period then ended. In addition, estimates affect the determination of contingent assets and liabilities and their related disclosure. The Company bases its estimates on a number of factors, including historical information and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates in the event there are changes in related conditions or assumptions. The development and selection of the disclosed estimates have been discussed with the Audit Committee of the Board of Directors. The following accounting policies are deemed to be critical, as they require accounting estimates to be made based upon matters that are highly uncertain at the time such estimates are made.

      The Company carries significant amounts of leaf tobacco as well as bulk and bottled wine as a result of the aging process required in the production of its moist smokeless tobacco and wine products, respectively. The carrying value of these inventories includes management’s assessment of their estimated net realizable values. Management reviews these inventories to make judgments for potential write-downs for slow-moving, unsaleable or obsolete inventories, to reflect such inventories at the lower of cost or market. Factors considered in management’s assessment include, but are not limited to, evaluation of cost trends, changes in customer demands, product pricing, physical deterioration and overall product quality.

      Amounts recognized in the financial statements for the Company’s noncontributory defined benefit pension plans are determined using actuarial valuations. Inherent in these valuations are key assumptions, including those for the expected long-term rate of return on plan assets and the discount rate used in calculating the applicable benefit obligation. The Company evaluates these assumptions on an annual basis and considers adjustments to the applicable long-term factors based upon current market conditions, including changes in interest rates, in accordance with Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions. Changes in the related pension expense may occur in the future as a result of changes in these assumptions. Pension expense was approximately $33.1 million, $20.3 million and $13.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. On average, over the past three years, approximately 85.8 percent of pension expense was reflected in selling, advertising and administrative expenses, while the remainder was included in cost of products sold. The increase in pension expense for 2003 was primarily a result of a change in the discount rate from 7.25 percent to

Management’s Discussion and Analysis (continued)

6.5 percent and a decrease in expected return on plan assets from 9.25 percent to 8 percent. The Company believes the long-term rate of return is reasonable based upon the plans’ asset composition and information available at the time, along with consideration of historical trends. The Company used a discount rate of 6.25 percent to calculate its pension liabilities at December 31, 2003. This rate approximates the current rate at which current pension liabilities could effectively be settled. At December 31, 2003 unrecognized actuarial losses, associated with pension plan asset performance, were approximately $119 million. These losses will be amortized over the applicable remaining service period which is approximately 11 years. During 2003, the Company made discretionary cash contributions to its qualified pension plans, totaling approximately $61 million. These contributions, along with higher than expected actual returns on plan assets, partially offset by a decreased discount rate, are expected to result in lower pension expense for 2004. The following provides a sensitivity analysis, which demonstrates the effects that adverse changes in actuarial assumptions would have on 2004 pension expense. A 50 basis point decrease in the expected long-term rate of return on plan assets would increase pension expense by approximately $.9 million, while the same basis point decrease in the discount rate would result in an increase of approximately $3.4 million.

      The Company’s primary business, moist smokeless tobacco, sells products with freshness dates. It is the Company’s policy to accept sales returns from its customers for products that have exceeded such dates. The Company’s assumptions regarding sales returns are based on historical experience and current sales trends, and there has not been a significant fluctuation between assumptions and actual return activity on a historical basis. Actual sales returns have averaged approximately 3.6 percent of moist smokeless tobacco can sales over the last three years. However, significant changes in moist smokeless tobacco can sales, promotional activities, consumer acceptance of new products, product quality issues and competition could affect net sales amounts in the future.

      The Company is subject to various threatened and pending litigation claims and for those matters in which the probability of an adverse outcome is other than remote, discloses such items in the financial statement footnotes. The assessment of probability with regards to the outcome of litigation matters is made with the consultation of external counsel. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could ultimately be decided against the Company. Any unfavorable outcome of such actions could have a material adverse effect on the Company’s results of operations, cash flows or financial position. See notes to consolidated financial statements for disclosure of the Company’s assessment related to pending litigation matters (see Contingencies note).

      Management believes that no one single item, that includes an assumption or estimate made by management, will have a material effect on the Company’s financial position or results of operations, with the exception of litigation matters, if actual results are different from that assumption or estimate.

      Management exercises judgment when evaluating the use of assumptions and estimates, which include the use of specialists and quantitative and qualitative analysis. Management believes that all assumptions and estimates used in the preparation of these financial statements are reasonable based on information currently available.

Aggregate Contractual Obligations

(Dollars in thousands)

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Long-term debt	$1,140,000	$–	$300,000	$–	$840,000
Operating leases	39,426	9,609	11,463	4,340	14,014
Unconditional purchase obligations	446,816	88,767	114,574	92,058	151,417

Total contractual obligations	$1,626,242	$98,376	$426,037	$96,398	$1,005,431

      The above table represents the Company’s total contractual obligations as of December 31, 2003. Unconditional purchase obligations relate primarily to contractual commitments for the purchase of grapes and leaf tobacco for use in the production of wine and moist smokeless tobacco products, respectively. On March 16, 2004, the Company paid $200 million of its antitrust litigation liability, which is not reflected in the above table.

Cautionary Statement Regarding Forward-Looking Information

       The Private Securities Litigation Reform Act of 1995 (“the Act”) provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts, which address activities or actions that the Company expects or anticipates will or may occur in the future, and growth of the Company’s operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company.

      Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include competitive pressures, changes in consumer preferences, wholesaler ordering patterns, consumer acceptance of new product introductions and other marketing initiatives, uncertainties associated with ongoing and future litigation, legal and regulatory initiatives (including those described under Items 1 and 3 of the Company’s Annual Report on Form 10-K, in the Form 8-Ks and in the quarterly Form 10-Qs), and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward-looking statements. The forward-looking statements speak only as to the date when they are made.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Market Risk Disclosures

       In the normal course of business, the Company is exposed to market risk, primarily in the form of interest rate risk. The Company routinely monitors this risk, and has instituted policies and procedures to minimize the adverse effects of changes in interest rates on its net earnings and cash flows. To manage borrowing costs, the Company uses fixed rate debt and derivative instruments, primarily interest rate swaps and treasury locks. All derivative contracts are for non-trading purposes, and are entered into with major reputable financial institutions with investment grade credit ratings, thereby minimizing counterparty risk.

      At December 31, 2003 and 2002, the Company had $1.1 billion in fixed rate senior notes and $40 million in floating rate senior notes outstanding. The fixed rate senior notes outstanding at December 31, 2003 and 2002 were comprised of $600 million with an interest rate of 6.625 percent, $300 million at 8.8 percent and $200 million at 7.25 percent. In order to hedge the interest rate risk on the $40 million floating rate senior notes, the Company entered into an interest rate swap to pay a fixed rate of interest (7.25 percent) and receive a floating rate of interest on the notional amount of $40 million. This swap fixes the interest rate on the $40 million in long-term floating rate senior notes at 7.25 percent.

      The following provides a sensitivity analysis of interest rate risk and the effects of hypothetical sudden changes in the applicable market conditions on the succeeding year’s earnings, based upon year-end positions. Computations of the potential effects of the hypothetical market changes are based upon various assumptions, involving interest rate levels and other variables. The fair values of the Company’s fixed rate senior notes payable are sensitive to changes in interest rates. Based upon an immediate 100 basis point increase in the applicable interest rate at December 31, 2003, the fair value of the Company’s fixed rate senior notes would decrease by approximately $55.9 million. Conversely, a 100 basis point decrease in that rate would increase the fair value of these notes by $61.2 million.

      Taking into account the Company’s floating rate senior notes payable and interest rate swap outstanding at December 31, 2003, each 100 basis point increase or decrease in the applicable market rates of interest, with all other variables held constant, would not have any effect on interest expense. This is due to the full correlation of the terms of the notes with those of the swap.

      These hypothetical changes and assumptions may be different from what actually takes place in the future, and the computations do not take into account management’s possible actions if such changes actually occurred over time. Considering these limitations, actual effects on future earnings could differ from those calculated above.

      In addition, from time to time, the Company enters into foreign currency forward contracts to hedge the risk of variability in cash flows associated with foreign currency payments. Such payments are primarily made in connection with purchases of barrels for the Company’s wine operations. There were no such contracts outstanding at December 31, 2003 or 2002.

      The Company routinely invests portions of its cash in short-term instruments. It is the Company’s policy to ensure that these instruments are comprised of only investment grade securities (as determined by a third-party rating agency) which mature in three months or less. These factors, along with continual monitoring of the credit status of the investee companies and securities, reduce the Company’s exposure to investment risk associated with these securities. At December 31, 2003, the Company had approximately $425.2 million invested in short-term instruments.

Item 8 — Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Directors and Stockholders

UST Inc.

       We have audited the accompanying consolidated statement of financial position of UST Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UST Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Stamford, Connecticut

February 6, 2004,
except for the first paragraph of the
“Other Matters” note, as to which the date is
March 17, 2004

UST

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Net Sales	$1,742,629	$1,682,877	$1,626,015
Costs and Expenses
Cost of products sold	348,387	321,533	312,304
Excise taxes	44,355	43,544	37,277
Selling, advertising and administrative	478,310	455,513	443,406
Litigation losses	280,000	1,260,510	–

Total Costs and Expenses	1,151,052	2,081,100	792,987

Operating Income (Loss)	591,577	(398,223)	833,028

Interest, net	76,902	46,140	33,760

Earnings (Loss) Before Income Taxes	514,675	(444,363)	799,268

Income Tax Expense (Benefit)	195,886	(172,894)	307,666

Net Earnings (Loss)	318,789	$(271,469)	$491,602

Net Earnings (Loss) Per Share
Basic	$1.91	$(1.61)	$2.99
Diluted	$1.90	$(1.61)	$2.97
Average Number of Shares
Basic	166,572	168,786	164,250
Diluted	167,376	168,786	165,682

The accompanying notes are integral to the Consolidated Financial Statements.

UST

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(In thousands)

	December 31

	2003	2002

Assets
Current assets
Cash and cash equivalents	$438,040	$382,003
Accounts receivable	68,230	77,617
Inventories	573,334	535,704
Deferred income taxes	127,064	29,181
Restricted deposits	–	1,242,431
Assets held for sale	18,825	–
Prepaid expenses and other current assets	22,473	24,331

Total current assets	1,247,966	2,291,267

Property, plant and equipment, net	377,933	389,866
Deferred income taxes	—	35,186
Other assets	100,595	48,956

Total assets	$1,726,494	$2,765,275

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$185,938	$183,647
Income taxes payable	55,155	18,285
Litigation liability	280,000	1,260,510

Total current liabilities	521,093	1,462,442

Long-term debt	1,140,000	1,140,000
Postretirement benefits other than pensions	80,507	81,467
Pensions	89,592	120,900
Deferred income taxes	4,435	—
Other liabilities	6,054	7,456
Contingencies (see note)	–	–

Total liabilities	1,841,681	2,812,265

Stockholders’ deficit
Capital stock(1)	103,750	102,720
Additional paid-in capital	752,549	696,905
Retained earnings	306,091	320,288
Accumulated other comprehensive loss	(23,458)	(62,879)

	1,138,932	1,057,034
Less treasury stock(2)	1,254,119	1,104,024

Total stockholders’ deficit	(115,187)	(46,990)

Total liabilities and stockholders’ deficit	$1,726,494	$2,765,275

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 207,500,386 shares in 2003 and 205,439,046 shares in 2002. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	42,008,611 shares in 2003 and 37,419,861 shares in 2002.

The accompanying notes are integral to the Consolidated Financial Statements.

UST

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31

	2003	2002	2001

Operating Activities
Net earnings (loss)	$318,789	$(271,469)	$491,602
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	41,583	49,653	43,196
Deferred income taxes	(79,490)	(207,008)	(7,478)
Changes in operating assets and liabilities:
Accounts receivable	9,387	7,806	(2,725)
Inventories	(37,630)	(41,884)	(44,536)
Prepaid expenses and other assets	(56,055)	8,448	(7,184)
Accounts payable, accrued expenses, pensions and other liabilities	29,612	14,389	20,877
Tax benefits from the exercise of stock options	8,535	5,446	10,262
Income taxes	36,870	(29,267)	62,074
Litigation liability	(980,510)	1,260,510	–

Net cash (used in) provided by operating activities	(708,909)	796,624	566,088

Investing Activities
Purchases of property, plant and equipment	(45,080)	(57,214)	(47,230)
Dispositions of property, plant and equipment	2,273	3,147	1,243

Net cash used in investing activities	(42,807)	(54,067)	(45,987)

Financing Activities
Proceeds from debt	–	593,292	–
Repayment of debt	–	(325,875)	(3,300)
Withdrawals from (deposits into) restricted deposits	1,242,431	(582,534)	(154,142)
Proceeds from the issuance of stock	48,403	57,089	116,553
Dividends paid	(332,986)	(324,233)	(303,277)
Stock repurchased	(150,095)	(50,262)	–

Net cash provided by (used in) financing activities	807,753	(632,523)	(344,166)

Increase in cash and cash equivalents	56,037	110,034	175,935
Cash and cash equivalents at beginning of year	382,003	271,969	96,034

Cash and cash equivalents at end of year	$438,040	$382,003	$271,969

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$255,043	$67,733	$284,822
Interest	83,553	52,280	68,189

The accompanying notes are integral to the Consolidated Financial Statements.

UST

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Dollars in thousands, except per share amounts)

				Accumulated		Total
				Other		Stock-	Compre-
		Additional		Compre-		holders’	hensive
	Common	Paid-in	Retained	hensive	Treasury	(Deficit)	Income
	Stock	Capital	Earnings	Loss	Stock	Equity	(Loss)

Balance at December 31, 2000	$102,372	$526,996	$885,074	$(13,606)	$(1,230,264)	$270,572
Comprehensive income:
Net earnings	–	–	491,602	–	–	491,602	$491,602
Other comprehensive loss, net of tax:
Cumulative effect of accounting change — SFAS No. 133.	–	–	–	(374)	–	(374)	(374)
Net deferred loss on cash flow hedges	–	–	–	(1,000)	–	(1,000)	(1,000)
Foreign currency translation adjustment	–	–	–	(933)	–	(933)	(933)
Minimum pension liability adjustment	–	–	–	(2,343)	–	(2,343)	(2,343)

Other comprehensive loss							(4,650)

Comprehensive income							$486,952

Cash dividends — $1.84 per share	–	–	(303,277)	–	–	(303,277)
Exercise of stock options — 4,671,800 shares and issuance of restricted stock — 5,470 shares	2,338	123,486	–	–	–	125,824
Income tax benefits, net of increase in receivables from exercise of stock options	–	991	–	–	–	991
Retirement of treasury stock — 6,000,000 shares	(3,000)	(16,093)	(157,409)	–	176,502	–

Balance at December 31, 2001	101,710	635,380	915,990	(18,256)	(1,053,762)	581,062
Comprehensive loss:
Net loss	–	–	(271,469)	–	–	(271,469)	$(271,469)
Other comprehensive loss, net of tax:
Net deferred loss on cash flow hedges	–	–	–	(3,199)	–	(3,199)	(3,199)
Foreign currency translation adjustment	–	–	–	(920)	–	(920)	(920)
Minimum pension liability adjustment	–	–	–	(40,504)	–	(40,504)	(40,504)

Other comprehensive loss							(44,623)

Comprehensive loss							$(316,092)

Cash dividends — $1.92 per share	–	–	(324,233)	–	–	(324,233)
Exercise of stock options — 2,013,000 shares and issuance of restricted stock — 5,540 shares	1,010	55,037	–	–	–	56,047
Income tax benefits and decrease in receivables from exercise of stock options	–	6,488	–	–	–	6,488
Stock repurchased — 1,598,261 shares	–	–	–	–	(50,262)	(50,262)

Balance at December 31, 2002	$102,720	$696,905	$320,288	$(62,879)	$(1,104,024)	$(46,990)

UST
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)
(Dollars in thousands, except per share amounts)

				Accumulated		Total
				Other		Stock-	Compre-
		Additional		Compre-		holders’	hensive
	Common	Paid-in	Retained	hensive	Treasury	(Deficit)	Income
	Stock	Capital	Earnings	Loss	Stock	Equity	(Loss)

Balance at December 31, 2002	$102,720	$696,905	$320,288	$(62,879)	$(1,104,024)	$(46,990)
Comprehensive income:
Net earnings	–	–	318,789	–	–	318,789	$318,789
Other comprehensive income, net of tax:
Net deferred gain on cash flow hedges	–	–	–	853	–	853	853
Foreign currency translation adjustment	–	–	–	1,599	–	1,599	1,599
Minimum pension liability adjustment	–	–	–	36,969	–	36,969	36,969

Other comprehensive income							39,421

Comprehensive income							$358,210

Cash dividends — $2.00 per share	–	–	(332,986)	–	–	(332,986)
Exercise of stock options — 2,011,500 shares and issuance of restricted stock — 49,840 shares	1,030	43,734	–	–	–	44,764
Income tax benefits and decrease in receivables from exercise of stock options	–	11,910	–	–	–	11,910
Stock repurchased — 4,588,750 shares	–	–	–	–	(150,095)	(150,095)

Balance at December 31, 2003	$103,750	$752,549	$306,091	$(23,458)	$(1,254,119)	$(115,187)

The accompanying notes are integral to the Consolidated Financial Statements.

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts or where otherwise noted)

Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by management. Management believes that the judgments and estimates used in the preparation of the consolidated financial statements are appropriate, however, actual results may differ from these estimates. The consolidated financial statements include the accounts of the Company and all of its subsidiaries after the elimination of intercompany accounts and transactions.

      The estimated fair values of amounts reported in the consolidated financial statements have been determined by using available market information or appropriate valuation methodologies. All current assets and current liabilities are carried at their fair values, which approximate market value, because of their short-term nature. The fair values of long-term assets and long-term liabilities approximate their carrying values, with the exception of the Company’s senior notes (see Borrowing Arrangements note).

Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collectability is reasonably assured. The Company’s revenues are derived principally from the sale of moist smokeless tobacco products and premium wines with immaterial sales from other products. Revenue from the sale of moist smokeless tobacco products is recognized, net of any discounts or rebates granted, when title passes, which corresponds with the arrival of the shipments at the customer’s location. Revenue from the sale of wine is recognized, net of allowances, at the time products are shipped to customers. Revenue from the sale of all other products is predominantly recognized when title passes, which occurs at the time of shipment to customers.

      Shipping and handling costs incurred by the Company in connection with products sold are included in “cost of products sold” on the Consolidated Statement of Operations.

Cash and Cash Equivalents

      Cash equivalents are amounts invested in investment grade instruments with maturities of three months or less when acquired.

Inventories

      Inventories are stated at lower of cost or market. Elements of cost included in products in process and finished good inventories include raw materials, comprised primarily of leaf tobacco and grapes, direct labor and manufacturing overhead. The major portion of leaf tobacco costs is determined by the last-in, first-out (LIFO) method. The cost of the remaining inventories is determined by the first-in, first-out (FIFO) and average cost methods. Leaf tobacco and wine inventories are included in current assets as a standard industry practice, notwithstanding the fact that such inventories are carried for several years for the purpose of curing and aging.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment

      Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based on estimated salvage values, where applicable, and the estimated useful lives of the assets which range from 5 to 40 years. Improvements are capitalized if they extend the useful lives of the related assets, while repairs and maintenance are expensed when incurred. Long-lived assets are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.

Assets Held for Sale

      Long-lived assets are classified as held for sale when certain criteria are met, which include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell.

Income Taxes

      Income taxes are provided on all revenue and expense items included in the Consolidated Statement of Operations, regardless of the period in which such items are recognized for income tax purposes, adjusted for items representing permanent differences between pretax accounting income and taxable income. Deferred income taxes result from the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes.

Stock-Based Compensation

      At December 31, 2003, the Company maintained three stock-based employee compensation plans (see Stock-Based Compensation note). The Company accounts for these employee stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense is reflected in net earnings (loss) as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Compensation expense has been recognized in net earnings during 2003 as a result of restricted stock granted to employees and nonemployee directors.

      Consistent with the method described in Statement of Financial Accounting Standards (SFAS or Statement) No. 123, Accounting for Stock Based Compensation, if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under

Summary of Significant Accounting Policies (continued)

          Stock Based Compensation (continued)

its plans, net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

	2003	2002	2001

Net earnings (loss):
As reported	$318,789	$(271,469)	$491,602
Total stock-based employee compensation expense included in reported net income, net of related tax effect	76	–	–
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(3,848)	(4,422)	(4,896)

Pro forma	$315,017	$(275,891)	$486,706

Basic earnings (loss) per share:
As reported	$1.91	$(1.61)	$2.99
Pro forma	$1.89	$(1.63)	$2.96
Diluted earnings (loss) per share:
As reported	$1.90	$(1.61)	$2.97
Pro forma	$1.88	$(1.63)	$2.95

Foreign Currency Translation

      In connection with foreign operations with functional currencies other than the U.S. dollar, assets and liabilities are translated at current exchange rates, while income and expenses are translated at the average rates for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss.

Earnings (Loss) Per Share

      Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period. Additionally, as the Company recognized a fourth quarter loss in 2003, due to the litigation settlement charge, certain potential common shares were excluded from the full-year 2003 diluted earnings per share as they were antidilutive. The diluted loss per share computation for the year ended December 31, 2002 excludes all potential common shares, as the effect of their issuance is antidilutive.

Accounting Pronouncements

      The Company adopted the revised disclosure provisions outlined in SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003) in 2003. This Statement requires additional disclosures to those included in the original Statement 132 about the assets, benefit obligations, cash flows, investment policies and strategies and components of net periodic benefit cost recognized during interim periods of defined benefit pension plans and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Significant Accounting Policies (continued)

          Accounting Pronouncements (continued)

postretirement benefit plans. As this Statement does not address measurement or recognition requirements, there was no impact on the Company’s consolidated results of operations, financial position or cash flows for the year ended December 31, 2003.

      As of January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of Vendor’s Products. This Issue required that costs associated with certain Company sales incentives be reclassified from SA&A expenses to a reduction in net sales for all periods presented on the Company’s Consolidated Statement of Operations. The reclassifications required by this Issue had no effect on the Company’s previously reported consolidated operating income or net earnings. As a result of adopting this Issue, the Company reclassified approximately $44.3 million in 2001 sales incentive costs from SA&A expenses to a reduction in net sales in order to conform to the 2002 presentation.

      There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the consolidated financial statements of the Company.

Inventories

	December 31

	2003	2002

Leaf tobacco	$216,073	$214,142
Products in process	200,696	210,851
Finished goods	137,287	92,126
Other materials and supplies	19,278	18,585

	$573,334	$535,704

      At December 31, 2003 and 2002, $219.9 million and $213.9 million, respectively, of leaf tobacco inventories were valued using the LIFO method. The average costs of these inventories were greater than the amounts at which these inventories were carried in the Consolidated Statement of Financial Position by $66.9 million and $63.9 million, respectively.

Assets Held for Sale

       In March 2003, management, having proper authority, initiated the first of several planned disposals of selected California assets in connection with the overall strategic objectives of the Company’s winery operations. In December 2003, the remaining disposals of California winery assets under this plan were formally initiated. Each of these assets is being actively marketed for sale and meets the criteria to be considered held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As each property’s net carrying value was lower than the corresponding estimated fair value less costs to sell, there was no impairment charge recorded upon the decision to dispose of the properties. Accordingly, the net carrying value of each property was reclassified from “property, plant and equipment” to “assets held for sale” on the Consolidated Statement of Financial Position and depreciation has ceased.

Property, Plant and Equipment, Net

	December 31

	2003	2002

Land	$19,703	$22,715
Buildings	259,933	272,328
Machinery and equipment	460,685	441,051

	740,321	736,094
Less allowances for depreciation	362,388	346,228

	$377,933	$389,866

      Depreciation expense was $35.9 million for 2003, $35.2 million for 2002 and $35 million for 2001.

Commitments

Purchase Agreements

      At December 31, 2003, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are noncancelable or cancelable only under certain predefined conditions.

      The Company is obligated to make payments in the upcoming year of approximately $29.7 million for leaf tobacco to be used in the production of moist smokeless tobacco products.

      The Company is obligated to make future payments for purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions, as follows:

	2004	2005	2006	2007	2008	Thereafter	Total

Grape commitments	$58,627	$58,812	$55,324	$46,320	$45,739	$151,417	$416,239

      In addition, the Company has a commitment to spend a minimum of approximately $.4 million in each of the next two years under an advertising-related contract.

Operating Leases

      The Company leases certain property and equipment under various operating lease arrangements. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total

Lease commitments	$9,063	$6,663	$4,800	$2,695	$1,645	$14,014	$38,880

      Rent expense for the years 2003, 2002 and 2001 was $12.9 million, $12.8 million and $13.6 million, respectively.

Restricted Deposits

       In January 2003, restricted deposits held in a qualified settlement fund with the U.S. District Court in connection with the antitrust litigation involving the Company’s smokeless tobacco subsidiary, along with additional cash of $19.7 million, were utilized to pay the antitrust judgment (see Other Matters note).

      At December 31, 2002, the Company had $1.242 billion on deposit in the qualified settlement fund. During 2002, $572.1 million of additional funds were added to the restricted deposits, in addition to the interest income earned on the invested amounts, net of taxes paid. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted Deposits (continued)

utilized a portion of its net proceeds from its senior notes issued on July 15, 2002 (see Borrowing Arrangements note) and cash from operations for these deposits.

Other Assets

	December 31

	2003	2002

Prepaid pension costs	$61,276	$–
Capitalized debt costs	6,730	9,041
Goodwill	4,710	4,393
Other	27,879	35,522

	$100,595	$48,956

      Capitalized debt costs as of December 31, 2003 and 2002 included applicable fees incurred in connection with the Company’s senior notes and credit facilities outstanding as of such dates. These costs are being amortized over their applicable terms (see Borrowing Arrangements note).

Accounts Payable and Accrued Expenses

	December 31

	2003	2002

Trade accounts payable	$67,361	$62,348
Employee compensation and benefits	41,013	47,743
Interest payable on long-term debt	27,369	27,371
Smokeless tobacco settlement-related charges	12,758	11,798
Other accrued expenses	37,437	34,387

	$185,938	$183,647

Borrowing Arrangements

       Long-term debt consisted of the following:

	December 31

	2003		2002
	Carrying	Fair	Carrying	Fair
	Value	Value(1)	Value	Value(1)

Senior notes, due March 15, 2005	$300,000	$322,710	$300,000	$333,576
Senior notes, due June 1, 2009	240,000	271,040	240,000	261,083
Senior notes, due July 15, 2012	600,000	668,760	600,000	641,753

	$1,140,000	$1,262,510	$1,140,000	$1,236,412

(1)	Represents amount at which liability could effectively be settled as of the respective year-end date. Calculation of this value is based upon present value of future cash flows.

     The Company has a $300 million unsecured line of credit with various financial institutions (the “Credit Facility”). In July 2003, the Company renewed the $150 million, 364-day portion of this Credit Facility. The remaining $150 million portion of the Credit Facility is a three-year agreement entered into in July 2002. These credit agreements were executed primarily to support commercial paper borrowings. The Company had no direct borrowings under the Credit Facility or commercial paper borrowings at December 31, 2003 or 2002. Costs of approximately $2.7 million associated with the

Borrowing Arrangements (continued)

Credit Facility were capitalized in 2002 and are being amortized over their applicable terms. Approximately $1.2 million of these costs have been recognized for the year-ended December 31, 2003. The Credit Facility requires the maintenance of certain financial ratios and the payment of commitment and administrative fees. Commitment fees for the 364-day and the three-year credit agreements are ..25 percent and .375 percent of the unused portion per annum, respectively. Commitment fees incurred for the Credit Facility approximated $.9 million for the year-ended December 31, 2003 and were immaterial for the year-ended December 31, 2002. As of December 31, 2003, the Company is in compliance with all covenants under the terms of the Credit Facility.

      In July 2002, the Company issued $600 million aggregate principal amount of 6.625 percent senior notes at a price of 99.53 percent of the principal amount. These notes mature on July 15, 2012, with semiannual interest payments. Approximately $4.8 million of the costs associated with the issuance of the notes were capitalized and are being amortized over the term of the notes. Approximately $.5 million of these costs have been recognized for the year-ended December 31, 2003. The Company used a portion of the net proceeds from the $600 million senior notes to repay the remaining principal, fees and prepayment penalties associated with the $1 billion financing arrangement (the “Previous Credit Facility”) in the amount of $325.8 million. In July 2002, the Previous Credit Facility was terminated and the $7.3 million in related unamortized debt costs were expensed.

      The Previous Credit Facility, which was entered into in 2000 with various financial institutions, was comprised of a $300 million 364-day credit facility, a $370 million three-year term loan facility and a $330 million four and one-third year term loan facility. The Company had borrowed the $330 million term loan in 2000 and deposited it with the U.S. District Court to satisfy the bonding requirement for the antitrust litigation (see Restricted Deposits note). During the years ended December 31, 2002 and 2001, the Company made scheduled principal payments totaling $1.7 million (prior to termination) and $3.3 million, respectively. At December 31, 2001, the effective annual interest rate on the outstanding balance was 4.375 percent. Commitment fees associated with the Credit Facility were based upon unused capacity and were calculated as follows: ..5 percent per annum on the 364-day revolving credit facility and .875 percent per annum on the three-year term loan. Commitment fees incurred were $2.6 million and $4.8 million for the years ended December 31, 2002 and 2001, respectively.

      In March 2000, the Company issued $300 million aggregate principal amount of 8.8 percent fixed rate senior notes. These notes mature on March 15, 2005, with interest payable semiannually.

      In May 1999, the Company issued $240 million aggregate principal amount of senior notes, of which $200 million is 7.25 percent fixed rate debt and $40 million is floating rate debt, which bears interest at the three-month LIBOR plus 90 basis points. These notes mature on June 1, 2009, with interest payable semiannually and quarterly on the fixed and floating rate notes, respectively. To hedge the interest rate risk on the $40 million floating rate debt, the Company executed an interest rate swap, effectively fixing the rate at 7.25 percent (see Derivative Instruments and Hedging Activities note).

Derivative Instruments and Hedging Activities

       The Company monitors and manages risk associated with changes in interest rates and, to a lesser extent, foreign currency exchange rates. The purpose of the Company’s risk management policy is to maintain the Company’s financial flexibility by reducing or transferring risk exposure at appropriate costs. The Company does so, from time to time, by entering into derivative financial instruments to hedge against exposure to these risks. The Company has implemented risk

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative Instruments and Hedging Activities (continued)

management controls and limits to monitor its risk position and ensure that hedging performance is in line with Company objectives.

      The Company’s risk management policy does not permit the use of complex multifaceted derivative instruments or compound derivative instruments without the approval of the Board of Directors. In addition, the policy does not permit the use of leveraged financial instruments. The Company does not use derivatives for trading or speculative purposes. The Company mitigates the risk of nonperformance by a counterparty by using only major reputable financial institutions with investment grade credit ratings.

      All derivatives are recognized as either assets or liabilities in the Consolidated Statement of Financial Position with measurement at fair value, and changes in the fair values of derivative instruments are reported in either net earnings or other comprehensive income depending on the designated use of the derivative and whether it meets the criteria for hedge accounting. The accounting for gains and losses associated with changes in the fair value of derivatives and the related effects on the consolidated financial statements is subject to their hedge designation and whether they meet effectiveness standards.

      The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. This interest rate swap has been designated as a cash flow hedge, and changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the $40 million debt principal (see Borrowing Arrangements note). The fair value of the swap at December 31, 2003 and 2002 was a net liability of $5.3 million and $6.5 million, respectively, based on dealer quotes, considering current market rates and was included in “other liabilities” on the Consolidated Statement of Financial Position. “Accumulated other comprehensive loss” at December 31, 2003 and 2002 included the accumulated loss on the cash flow hedge (net of taxes) of $3.4 million and $4.2 million, respectively. This reflects $.8 million (net of taxes) of other comprehensive income and $2.8 million (net of taxes) of other comprehensive loss recognized for the year ended December 31, 2003 and 2002, respectively, in connection with the change in fair value of the swap.

      In addition, from time to time, the Company has entered into foreign currency forward contracts, designated as cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with firm commitments to purchase oak barrels for its wine operations. There were no such contracts outstanding at December 31, 2003 or 2002.

      There were no other derivative contracts at December 31, 2003, with the exception of forward contracts to purchase leaf tobacco for use in manufacturing smokeless tobacco products and grapes and bulk wine for use in wine production. These forward contracts meet the normal purchases exception, exempting them from SFAS No. 133 accounting and reporting.

Capital Stock

       The Company has two classes of capital stock, preferred stock and common stock. Preferred stock carries a par value of $.10 and no shares have been issued. Common stock carries a $.50 par value. Authorized preferred stock is 10 million shares and authorized common stock is 600 million shares.

      Common stock issued at December 31, 2003 and 2002 was 207,500,386 shares and 205,439,046 shares, respectively. Treasury shares held at December 31, 2003 and 2002 were 42,008,611 shares and 37,419,861 shares, respectively.

      The Company repurchased a total of 4.6 million shares and 1.6 million shares at a cost of $150.1 million and $50.3 million, during the years ended December 31, 2003 and 2002, respectively. During 2003, the Company repurchased .6 million shares at prevailing market prices directly from the trust established for the Company’s defined benefit pension plans. No shares were repurchased from the trust during 2002. Share repurchases were made pursuant to authorization by the Board of Directors to repurchase the Company’s common stock up to a maximum of 20 million shares. As of December 31, 2003, 13.4 million shares have been repurchased at a cost of $363.2 million under this program.

      During 2003, the Company’s shareholders approved the amendment and restatement of the 2001 Stock Option Plan, to provide for the grant of additional types of equity-based awards to the Company’s employees (see Stock-Based Compensation note). In connection with this amendment, during 2003 42,200, shares of restricted stock were issued with a grant date fair value of $33.25 per share.

      In connection with the Nonemployee Directors’ Restricted Stock Award Plan, up to 200,000 shares of the Company’s common stock may be granted to nonemployee directors. During 2003, 7,640 shares of the Company’s common stock were issued under this plan with a weighted-average grant date fair value of $32.91 per share.

      Events causing changes in the issued and outstanding shares are described in the Consolidated Statement of Changes in Stockholders’ Equity (Deficit).

Stock-Based Compensation

       Effective February 20, 2003, the Board of Directors authorized the amendment and restatement of the 2001 Stock Option Plan, to provide for the grant of additional types of equity-based awards, as well as options, to the Company’s employees. As a result of the amendment, the 2001 Stock Option Plan has been renamed the UST Inc. Amended and Restated Stock Incentive Plan (the “Plan”). There are generally five types of awards that may be granted under the Plan: stock options, stock appreciation rights, Restricted Stock Awards, Performance Stock Awards and Stock Unit Awards. The total number of shares of common stock reserved for issuance under the Plan consists of 6 million shares previously approved under the 2001 Stock Option Plan. Of this total, no more than 1 million shares of common stock are authorized for issuance of awards other than options and stock appreciation rights over the term of the Plan. The Company also maintains two additional stock option plans, the 1992 Stock Option Plan and a Nonemployee Directors’ Stock Option Plan. Under the Company’s current plans, options may be granted at not less than the fair market value on the date of grant and therefore no compensation expense is recognized for the stock options granted.

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-Based Compensation (continued)

      The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Expected dividend yield	5.0%	5.0%	6.5%
Risk-free interest rate	3.5%	4.9%	4.5%
Expected volatility	34.1%	17.2%	30.3%
Expected life of option	7.5 years	7.5 years	7.5 years

      Under the UST Inc. Amended and Restated Stock Incentive Plan and 1992 Stock Option Plan, 6 million and 10.4 million shares, respectively, were originally authorized for grant and options first become exercisable, in ratable installments or otherwise, over a period of one to five years from the date of grant and may be exercised up to a maximum of ten years from the date of grant using various payment methods. In May 2000, the Company’s stockholders approved an amendment to the 1992 Stock Option Plan, increasing the number of shares authorized for grant by 5 million, to be issued over the plan’s remaining term. Under the Nonemployee Directors’ Stock Option Plan, 200,000 shares were authorized for grant, and options first become exercisable six months from the date of grant, may be exercisable up to a maximum of ten years from the date of grant and must be paid in full at the time of the exercise.

      At December 31, 2003, 4.6 million shares were available for grant under the UST Inc. Amended and Restated Stock Incentive Plan and 19,500 shares were available for grant under the Nonemployee Directors’ Stock Option Plan, while no shares were available under the 1992 Stock Option Plan. During 2003, 42,200 shares of restricted stock were issued with a grant date fair value of $33.25 per share in connection with the UST Inc. Amended and Restated Stock Incentive Plan.

      Receivables from the exercise of stock options in the amount of $18.1 million in 2003, $21.5 million in 2002 and $22.5 million in 2001 have been deducted from stockholders’ equity (deficit).

      The following table presents a summary of the Company’s stock option activity and related information for the years ended December 31 (options in thousands):

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	12,825.5	$28.41	14,257.8	$27.64	17,537.4	$26.95
Granted	1,402.1	33.24	751.1	40.93	1,563.8	32.28
Exercised	(2,011.5)	22.23	(2,013.0)	27.75	(4,671.8)	26.90
Forfeited	(39.4)	30.34	(89.1)	22.68	(149.0)	19.93
Expired	(24.1)	25.50	(81.3)	30.81	(22.6)	24.19

Outstanding at end of year	12,152.6	$29.98	12,825.5	$28.41	14,257.8	$27.64

Exercisable at end of year	9,783.1	$28.83	10,169.3	$28.31	10,365.1	$29.16
Weighted-average fair value of options granted during the year		$7.21		$4.90		$5.13

Stock-Based Compensation (continued)

      The following table summarizes information about stock options outstanding at December 31, 2003 (options in thousands):

Options Outstanding				Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Options	Contractual Life	Price	of Options	Price

$15.06 – 15.53	1,435.6	6.5 years	$15.07	1,435.6	$15.07
25.50 – 35.25	9,976.1	4.9 years	31.32	8,125.8	30.94
40.07 – 40.94	740.9	8.3 years	40.93	221.7	40.90

$15.06 – 40.94	12,152.6	5.3 years	$29.98	9,783.1	$28.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accumulated Other Comprehensive Loss

       The components of comprehensive (loss) income that relate to the Company are net earnings (loss), foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges, all of which are presented in the Consolidated Statement of Changes in Stockholders’ (Deficit) Equity. Changes in accumulated other comprehensive (loss) income are recorded directly to stockholders’ equity (deficit) and do not affect the net earnings (loss) or cash flows of the Company.

      Accumulated other comprehensive loss consists of the following components, net of taxes:

			Fair Value
	Foreign	Minimum	of	Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Instruments	Comprehensive
	Adjustment	Adjustment	Adjustment	(Loss) Income

Balance at December 31, 2000	$(2,547)	$(11,059)	$–	$(13,606)
Cumulative effect of accounting change — SFAS No. 133	–	–	(374)	(374)
Net change for the year	(933)	(2,343)	(1,000)	(4,276)

Balance at December 31, 2001	(3,480)	(13,402)	(1,374)	(18,256)
Net change for the year	(920)	(40,504)	(3,199)	(44,623)

Balance at December 31, 2002	(4,400)	(53,906)	(4,573)	(62,879)
Net change for the year	1,599	36,969	853	39,421

Balance at December 31, 2003	$(2,801)	$(16,937)	$(3,720)	$(23,458)

      The net change for the year in the foreign currency translation adjustment is reflected net of tax (expense) benefits of $(862), $495 and $503 in 2003, 2002 and 2001, respectively. The net change for the year in the minimum pension liability adjustment is reflected net of tax (expense) benefits of $(19,906), $21,810 and $1,261 in 2003, 2002 and 2001, respectively. The net change for the year in the fair value of derivative instruments is reflected net of tax (expense) benefits totaling $(459), $1,723 and $740 (includes the cumulative effect of accounting change for adoption of SFAS No. 133) in 2003, 2002 and 2001, respectively.

Employee Benefit and Compensation Plans

       The Company and its subsidiaries maintain a number of noncontributory defined benefit pension plans covering substantially all employees over age 21 with at least one year of service. The Company’s funded plan for salaried employees provides pension benefits based on their highest three-year average compensation. All other funded plans base benefits on the employee’s compensation in each year of employment. The Company’s funding policy for its funded plans is to contribute an amount sufficient to meet or exceed Employee Retirement Income Security Act of 1974 (ERISA) minimum requirements. The Company also maintains unfunded plans providing pension and additional benefits for certain employees.

      The Company and certain of its subsidiaries also maintain a number of postretirement welfare benefit plans which provide certain medical and life insurance benefits to substantially all full-time employees who have attained certain age and service requirements upon retirement. The health care benefits are subject to deductibles, co-insurance and in some cases flat dollar contributions which vary by plan, age and service at retirement. All life insurance coverage is noncontributory.

Employee Benefit and Compensation Plans (continued)

      The Company uses a December 31 measurement date for all of its plans. The following table represents a reconciliation of the plans at December 31:

			Postretirement
			Benefits Other
	Pension Plans		than Pensions

	2003	2002	2003	2002

Change in Benefit Obligation
Benefit obligation at beginning of year	$407,145	$361,810	$69,605	$68,829
Service cost	15,634	12,548	4,010	3,613
Interest cost	26,037	25,673	4,308	4,454
Plan participants’ contributions	–	–	205	42
Plan amendments	–	625	(198)	(11,299)
Actuarial loss	22,729	24,626	4,029	7,778
Benefits paid	(18,464)	(18,137)	(4,055)	(3,812)

Benefit obligation at end of year	$453,081	$407,145	$77,904	$69,605

Change in Plan Assets
Fair value of plan assets at beginning of year	$227,069	$260,838	–	–
Actual return on plan assets	52,026	(21,715)	–	–
Employer contributions	68,171	7,168	–	–
Benefits paid	(18,464)	(18,137)	–	–
Administrative expenses	(1,061)	(1,085)	–	–

Fair value of plan assets at end of year	$327,741	$227,069	–	–

Funded Status
Funded status at end of year	$(125,340)	$(180,076)	$(77,904)	$(69,605)
Unrecognized actuarial loss	118,956	138,502	8,697	4,780
Unrecognized prior service cost	(348)	(404)	(11,300)	(16,642)
Unrecognized transition obligation	(33)	181	–	–

Accrued benefit cost	$(6,765)	$(41,797)	$(80,507)	$(81,467)

Amounts Recognized in the Consolidated Statement of Financial Position:
Prepaid benefit cost	$61,276	$–	$–	$–
Accrued benefit liability	(95,148)	(126,386)	(80,507)	(81,467)
Intangible asset	1,050	1,656	–	–
Accumulated other comprehensive loss	26,057	82,933	–	–

Net amount recognized	$(6,765)	$(41,797)	$(80,507)	$(81,467)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Benefit and Compensation Plans (continued)

Assumptions

			Postretirement
			Benefits Other
	Pension Plans		than Pensions

	2003	2002	2003	2002

The weighted-average assumptions used to determine benefit obligations
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.80%	4.80%	–	–
The weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.50%	7.25%	6.50%	7.25%
Expected return on plan assets	8.00%	9.25%	–	–
Rate of compensation increase	4.80%	4.80%	–	–

      The rate of increase in per capita costs of covered health care benefits is assumed to be 9 percent for 2004 and is assumed to decrease gradually to 4.5 percent by the year 2008 and remain at that level thereafter.

      Net periodic benefit cost for the year ended December 31 includes the following components:

				Postretirement Benefits
	Pension Plans			Other than Pensions

	2003	2002	2001	2003	2002	2001

Service cost	$15,634	$12,548	$10,935	$4,010	$3,613	$3,458
Interest cost	26,037	25,673	24,793	4,308	4,454	4,096
Expected return on plan assets	(18,189)	(22,411)	(24,751)	–	–	–
Amortization of unrecognized transition obligation	215	215	118	–	–	–
Amortization of prior service cost	(56)	(65)	(144)	(5,540)	(4,478)	(3,432)
Recognized actuarial loss/(gain)	9,498	4,351	2,485	112	(30)	(741)

Net periodic benefit cost	$33,139	$20,311	$13,436	$2,890	$3,559	$3,381

      A plan’s projected benefit obligation (PBO) represents the present value of the pension obligation assuming salary increases. A plan’s accumulated benefit obligation (ABO) represents this obligation based upon current salary levels.

      The ABO, PBO and fair value of plan assets for all plans as of December 31 are as follows:

	2003		2002

	Plans in Which	Plans in Which	Plans in Which	Plans in Which
	Assets Exceed	Accumulated	Assets Exceed	Accumulated
	Accumulated	Benefits Exceed	Accumulated	Benefits Exceed
	Benefits	Assets	Benefits	Assets

Accumulated benefit obligation	$225,553	$163,302	–	$352,962
Projected benefit obligation	276,174	176,907	–	407,145
Fair value of plan assets	259,158	68,583	–	227,069

      The accumulated benefit obligation for all defined benefit pension plans was $388.9 million and $353 million at December 31, 2003 and 2002, respectively. The Company’s unfunded plans,

Employee Benefit and Compensation Plans (continued)

maintained to provide additional benefits for certain employees, accounted for $84.9 million and $96.5 million of the ABO and PBO, respectively, at December 31, 2003.

      The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To illustrate, a one-percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2003 by approximately $10.5 million and increase the service and interest cost components of expense by approximately $1.5 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2003 by approximately $9.2 million and decreased the service and interest components of expense by approximately $1.3 million.

      Plan assets of the Company’s pension plans include marketable equity securities, including common stock of the Company, and corporate and government debt securities. At December 31, 2003 and 2002, the fund held .7 million shares and 1.3 million shares of the Company’s common stock having a market value of $26 million and $42.8 million, respectively. During 2003, the Company repurchased .6 million shares at prevailing market prices directly from the trust established for the Company’s defined benefit pension plans. These repurchases were made in connection with the Company’s objective to diversify the investments held by the Trust. No shares were repurchased from the trust during 2002. Dividends paid on shares held by the fund were $2.1 million and $2.5 million in 2003 and 2002, respectively.

Weighted-Average Asset Allocations by Asset Category

		Pension
		Plans —
		Allocation of
		Plan Assets at
		December 31

	Target
		2003	2002

Asset Category
Equity securities	60-75%	71%	61%
Debt securities	20-35%	29%	39%
Other	0-5%	0%	0%

Total		100%	100%

      The Company believes that in 2004 and beyond its pension investments will earn a nominal return of 7.50 percent over the long term. The Company bases this belief upon the results of analyses that it has made of the asset categories in which it has pension investments and their weight in the overall pension investment portfolio. The primary analysis conducted by the Company estimates the expected long-term rate of return from a review of historical returns, using the longest return data available for each asset class. Minor modifications to the long-term return data are made to reflect reversion to the mean, and for fixed-income investments, the current yield curve.

      The overall objective of the Company’s pension investment program is to achieve a rate of return on plan assets that, over the long term, will fund retirement liabilities and provide for required Plan benefits in a manner that satisfies the fiduciary requirements of ERISA. The Company believes that over the long term, asset allocation is the key determinant of the returns generated by the Plan and the associated volatility of returns. In determining its investment strategies for Plan assets, the Company considers a number of specific factors that may affect its allocation of investments in different asset categories. The Company monitors these variables and Plan performance within

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Benefit and Compensation Plans (continued)

targeted asset allocation ranges, and may periodically reallocate assets consistent with its long-term objectives to reflect changing conditions.

Cash Flows

      During 2003, the Company made contributions totaling $62.6 million to its qualified defined benefit pension plans, of which $61 million was discretionary.

      There is no minimum funding requirement with respect to the Company’s defined benefit pension plans, however, the Company expects to contribute $5.6 million to its pension plans in 2004.

Additional Information

	Pension Plans

	2003	2002

(Decrease) increase in minimum pension liability included in other comprehensive loss, net of tax	$(36,969)	$40,504

      In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as a result of the Act being signed into law in December 2003. As permitted by the FSP, the Company has elected to defer accounting for the effects of the Act on its postretirement welfare benefit plans, as authoritative accounting guidance is currently pending. The methods used to determine the Company’s accumulated postretirement benefit obligation and net periodic postretirement benefit cost for the year ended December 31, 2003 do not reflect the effects of the Act. However when issued, final accounting guidance may require the Company to amend previously reported information with respect to its postretirement welfare benefit plans.

      The Company sponsors a defined contribution plan (Employees’ Savings Plan) covering substantially all of its employees. Employees are eligible to participate in the plan from the commencement of their employment provided they are scheduled to work at least 1,000 hours per year. Company contributions are based upon participant contributions and begin upon completion of one year of service. The expense associated with Company contributions was $5.9 million in 2003, $5.3 million in 2002 and $7.5 million in 2001.

      The Company has an Incentive Compensation Plan which provides for incentive payments to designated employees based on stated percentages of net earnings before income taxes as defined in the plan. The plan also allows for discretionary reductions to this calculated amount. Expenses under the plan amounted to $25.8 million in 2003 and $41.9 million in 2001. In 2003, a charge of $15.9 million resulting from an internal review following a management change at F.W. Rickard Seeds, Inc., a second-tier subsidiary, was completely offset by a reduction in the Company’s Incentive Compensation Plan. This charge was primarily the result of an inventory write down. In 2002, no Incentive Compensation Plan expense was generated as a result of the net loss. As a result, the Board of Directors established a contingent merit bonus fund since there was no incentive compensation fund established under the current terms of the Company’s Incentive Compensation Plan with respect to the 2002 calendar year. Expenses under the contingent merit bonus fund amounted to $33.5 million in 2002.

Income Taxes

       The income tax provision (benefit) consists of the following:

	2003	2002	2001

Current:
Federal	$248,235	$41,544	$281,626
State and local	27,141	(7,430)	33,518

Total current	275,376	34,114	315,144

Deferred:
Federal	(68,396)	(178,453)	(6,556)
State and local	(11,094)	(28,555)	(922)

Total deferred	(79,490)	(207,008)	(7,478)

	$195,886	$(172,894)	$307,666

      The tax provisions do not reflect $8.5 million, $5.4 million and $10.3 million for 2003, 2002 and 2001, respectively, of tax benefits arising from the exercise of stock options. These amounts were credited directly to additional paid-in capital.

      The deferred tax provision (benefit) amounts do not reflect the tax effects resulting from changes in accumulated other comprehensive loss (see Accumulated Other Comprehensive Loss note).

      Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Components of deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002

Deferred tax assets:
Postretirement benefits other than pensions	$28,177	$28,513
Accrued pension liabilities	32,349	43,167
Litigation loss	107,713	14,009
Other accrued liabilities	23,483	22,962
All other, net	2,299	2,472

Total deferred tax assets	194,021	111,123

Deferred tax liabilities:
Depreciation	47,589	43,592
Prepaid pension asset	21,447	–
Capitalized debt costs	2,356	3,164

Total deferred tax liabilities	71,392	46,756

Net deferred tax assets	$122,629	$64,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Income Taxes (continued)

      Differences between the Company’s effective tax rate and the U.S. federal statutory income tax rate are explained as follows:

	2003	2002	2001

U.S. federal statutory income tax rate	35.0%	(35.0)%	35.0%
State and local taxes, net of federal tax benefit	2.0	(5.2)	2.7
Other, net	1.1	1.3	0.8

	38.1%	(38.9)%	38.5%

      State and local taxes, net of federal tax benefit, were favorably affected by the litigation losses in 2003 and 2002.

Segment Information

       The Company’s reportable segments are Smokeless Tobacco and Wine. Through its subsidiaries, the Company operates predominantly in the tobacco industry as a manufacturer and marketer of moist smokeless tobacco products and also produces and markets premium wines. Those business units that do not meet quantitative reportable thresholds are included in the all other category. This category is comprised of the international operations, which market moist smokeless tobacco products in select markets, and cigar operations, which manufacture and market premium cigars.

      Smokeless Tobacco segment sales are principally to a large number of wholesalers and chain stores which are widely dispersed throughout the United States. Over the past three years, sales to one customer averaged approximately 20.1 percent of annual Smokeless Tobacco segment sales.

      Over the past three years, sales to two customers averaged approximately 40.7 percent of annual Wine segment sales.

      The Company operates primarily in the United States. Foreign operations and export sales are not significant. Net sales and operating profit are reflected net of intersegment sales and profits.

      Operating profit (loss) is net sales less operating expenses and an allocation of corporate expenses. Operating results for the Smokeless Tobacco segment in 2003 included the effects of the charges associated with the antitrust actions (see Other Matters note) and the charges related to write-offs at a second-tier subsidiary and in 2002, they included the effects of the antitrust litigation loss. The increase in Corporate expenses for 2003 was primarily due to higher legal and other professional fees. The decrease in Smokeless Tobacco segment assets in 2003 is primarily due to the use of restricted deposits to satisfy the antitrust judgment. The increase in Wine segment assets in 2003 is mainly due to higher levels of inventories. Corporate assets consist mainly of cash and cash equivalents, which reflect an increase in 2003. Corporate capital expenditures and depreciation expense are net of amounts which have been allocated to each reportable segment and all other operations for purposes of reporting operating profit (loss) and identifiable assets. Interest, net and income taxes are not reported by segment since they are excluded from the measure of segment performance reviewed by management.

Segment Information (continued)

	Year Ended December 31

	2003	2002	2001

Net Sales to Unaffiliated Customers
Smokeless Tobacco	$1,504,893	$1,447,093	$1,406,414
Wine	194,905	203,541	188,858
All other	42,831	32,243	30,743

Net sales	$1,742,629	$1,682,877	$1,626,015

Operating Profit (Loss)
Smokeless Tobacco	$585,910	$(408,675)	$833,185
Wine	24,341	30,111	21,212
All other	2,904	(3,695)	(8,907)

Operating profit (loss)	613,155	(382,259)	845,490
Corporate expenses	(21,578)	(15,964)	(12,462)
Interest, net	(76,902)	(46,140)	(33,760)

Earnings (loss) before income taxes	$514,675	$(444,363)	$799,268

Identifiable Assets at December 31
Smokeless Tobacco	$768,978	$1,883,529	$1,268,065
Wine	485,019	430,118	389,243
All other	60,282	58,230	60,180
Corporate	412,215	393,398	294,214

Total assets	$1,726,494	$2,765,275	$2,011,702

Capital Expenditures
Smokeless Tobacco	$27,976	$34,912	$27,364
Wine	16,304	21,537	19,336
All other	151	237	246
Corporate	649	528	284

Capital expenditures	$45,080	$57,214	$47,230

Depreciation
Smokeless Tobacco	$20,768	$19,237	$20,298
Wine	13,734	14,481	12,842
All other	674	730	914
Corporate	739	716	951

Depreciation	$35,915	$35,164	$35,005

Advertising Costs

       The Company expenses the production costs of advertising in the period in which they are incurred. Advertising expenses were $72.5 million in 2003, $69.1 million in 2002 and $69.6 million in 2001. At December 31, 2003 and 2002, $3.8 million and $4.5 million, respectively, of advertising-related materials are included in prepaid expenses and other current assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest, Net

	2003	2002	2001

Interest expense on debt	$83,884	$69,963	$67,141
Interest income from cash equivalents and restricted deposits	(5,728)	(22,970)	(32,469)
Capitalized interest	(1,254)	(853)	(912)

	$76,902	$46,140	$33,760

Net Earnings (Loss) per Share

       The following table presents the computation of basic and diluted earnings (loss) per share:

	2003	2002	2001

Numerator:
Net earnings (loss)	$318,789	$(271,469)	$491,602

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares	166,572	168,786	164,250
Dilutive effect of employee stock options and restricted stock	804	–	1,432

Denominator for diluted earnings (loss) per share	167,376	168,786	165,682

Basic earnings (loss) per share	$1.91	$(1.61)	$2.99

Diluted earnings (loss) per share	$1.90	$(1.61)	$2.97

      Options to purchase 1 million shares and ..2 million shares of common stock, outstanding as of December 31, 2003 and 2001, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Company common shares and, therefore, would be antidilutive.

      The dilutive effect of potential common shares in 2003 was reduced by approximately .3 million shares due to the fact that the antitrust litigation charge recorded in the fourth quarter caused a net loss, which resulted in antidilution.

      As the Company recorded a net loss for the year ended December 31, 2002, diluted loss per share was equal to basic loss per share, due to the exclusion of all potential common shares, which would reduce the net loss per share. There were 12.8 million employee stock options outstanding at December 31, 2002, including 8.4 million which had exercise prices lower than the average market price of Company common shares.

Contingencies

       The Company has been named in certain health care cost reimbursement/third party recoupment/class action litigation against the major domestic cigarette companies and others seeking damages and other relief. The complaints in these cases on their face predominantly relate to the usage of cigarettes; within that context, certain complaints contain a few allegations relating specifically to smokeless tobacco products. These actions are in varying stages of pretrial activities.

Contingencies (continued)

      The Company believes these pending litigation matters will not result in any material liability for a number of reasons, including the fact that the Company has had only limited involvement with cigarettes and the Company’s current percentage of total tobacco industry sales is relatively small. Prior to 1986, the Company manufactured some cigarette products which had a de minimis market share. From May 1, 1982 to August 1, 1994, the Company distributed a small volume of imported cigarettes and is indemnified against claims relating to those products.

      The Company is named in an action in Illinois brought by plaintiffs and purporting to state a class action “on behalf of themselves and all other persons similarly situated” alleging that the Company “manipulates the nicotine levels and absorption rates” in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price” of the Company’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using the Company’s smokeless tobacco products.

      The Company is also named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are six individuals alleging use of the Company’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products; five of the six individuals also allege the use of other tobacco products.

      The Company is named in a purported class action in Florida brought by six plaintiffs “on behalf of themselves and all others similarly situated” against various smokeless tobacco manufacturers including the Company and other organizations for personal injuries, including cancers of the mouth and larynx, oral lesions, leukoplakia, facial disfigurement, gum and tooth loss, fear of cancer, death and depression and other injuries allegedly resulting from the use of defendants’ smokeless tobacco products. Plaintiffs also claim nicotine “addiction” and seek unspecified compensatory damages and certain equitable and other relief, including but not limited to, medical monitoring.

      The Company believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to the Company’s willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended. The Company believes that the ultimate outcome of such pending litigation will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the potential financial impact of these cases, the Company is not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.

      The Company has been named as a defendant in a number of purported class actions brought by direct purchasers (wholesalers and distributors), and indirect purchasers (consumers and retailers) and class actions brought by indirect purchasers in the states of Kansas and California of its moist smokeless tobacco products. In addition, the Company has been named as a defendant in an action brought by an individual plaintiff as an indirect purchaser in the State of Mississippi during an unspecified period of time. As direct purchasers of the Company’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in these consolidated actions allege individually and on behalf of a putative class of wholesalers and distributors that the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contingencies (continued)

violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.” Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. The Company has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action whom represent more than 88 percent of the Company’s sales volume based on 2002 sales revenue. For those direct purchasing customers who agreed to settle the lawsuit and release all claims against the Company, the Company agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement delayed cost savings planned for 2003 and had no material adverse effect on the Company’s consolidated financial results. In January 2004, the Company began making a second settlement offer to those direct purchasers that chose not to settle the litigation in 2003. Although it is early in the settlement process with respect to this offer, indications are that the offer is being received favorably, and, to date, direct purchasers that have settled now represent over 90 percent of the Company’s sales, based on 2002 sales revenues.

      As indirect purchasers of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of potential certification of the proposed class, plaintiffs in those actions allege individually, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of Kansas and California that the Company has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. The Mississippi action also asserts a claim for civil conspiracy. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 individually or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects. The Company reached an agreement, which is subject to court approval, to resolve a significant number of the indirect purchaser actions. Pursuant to the proposed settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the settlement and attorneys’ fees. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the agreement on substantially similar terms. The Company has recorded a charge of $40 million in 2003, which represents the best estimate of the total costs to resolve indirect purchaser actions.

      Each of the foregoing actions is derived directly from the Conwood litigation (see Other Matters note). For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. All of the plaintiffs in the above actions will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. The Company believes that the ultimate outcome of these purported class actions and the Kansas and California class actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. The Company believes that the ultimate outcome of the individual case will not have a material adverse effect on its consolidated financial position, and even if plaintiff was to prevail, this action is not expected to have a material impact on its consolidated financial results for the particular reporting period in which resolved. Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, beyond the amounts accrued, which could be associated with an adverse resolution.

      On February 14, 2002, in a state court action in Miami, Florida involving a commercial dispute alleging breach of contract and other claims in connection with the sale of cigars, a jury rendered a

Contingencies (continued)

verdict against U.S. Cigar Sales Inc. and other affiliated companies of the Company, awarding $43 million in compensatory and punitive damages to the plaintiff, a former distributor. On April 26, 2002, the court ruled on certain post-trial motions, thereby reducing the award to $7.4 million. On August 30, 2002, the court granted the Company’s motion for set-off reducing the award to $3.6 million (including prejudgment interest and costs), and entered final judgment. Both plaintiff and the Company have filed a notice of appeal to the Third District Court of Appeal.

      The Company believes, and has been so advised by counsel handling the case, that its appeal is well-founded and the trial court’s ruling on the post-trial motions that reduced the jury’s verdict and granted a set-off are supported by existing law and, as a result, believes that, while there can be no assurances, its appeal should ultimately be granted and the rulings on those post-trial motions should ultimately be affirmed on appeal. While the Company believes that its appeal should ultimately be granted and the rulings on those post-trial motions should ultimately be affirmed, if all or part of the adverse verdict is reinstated after all appeals, the Company believes that the satisfaction of such a judgment will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, the effect of any judgment could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment, a material adverse effect on its consolidated financial position.

Other Matters

       On March 15, 2004, the Company announced significant steps to resolve antitrust actions filed against it as a result of the Conwood Litigation (see below). In connection with the actions, the Company recorded $280 million pretax charge associated with the following: (1) the resolution of an antitrust action brought by a smokeless tobacco competitor, Swedish Match North America, Inc. (2) an agreement for a proposed resolution of antitrust actions, subject to court approval, by indirect purchasers in 11 states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action requires the Company to pay $200 million and transfer its cigar operation to Swedish Match during 2004. Included in the $280 million above is a charge of $40 million, reflecting the fair value of the cigar operation, which approximates its book value. The proposed settlement of the indirect purchaser actions (see Contingencies note) covered by the subject agreement requires the Company to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. In addition, the Company intends to pursue settlement of other indirect purchaser actions not covered by this agreement on substantially similar terms. Included in the $280 million above, the Company recorded a charge of $40 million, which represents the best estimate of the total costs to resolve indirect purchaser actions.

      In March 2000, a Kentucky jury rendered a verdict against the Company, awarding $350 million in compensatory damages to Conwood Company, L.P., for its claims under federal antitrust laws that the Company had engaged in exclusionary and anticompetitive conduct in the marketing and promotion of moist smokeless tobacco products. The verdict, when entered as a judgment, was subject to trebling under federal antitrust laws to $1.05 billion plus interest and other costs. On January 13, 2003, the Supreme Court of the United States declined to hear the Company’s appeal and let stand the $1.05 billion antitrust award, plus interest and other costs, against the Company. As a result, the Company included a $1.261 billion pretax charge in its net loss for 2002.

      In January 2003, the Company paid the antitrust award in the amount of $1.262 billion, which included additional interest charges for 2003. The Company utilized funds held in restricted deposits in the amount of $1.242 billion and $19.7 million of additional cash in satisfaction of the award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Matters (continued)

      Given the size of the award in the Conwood litigation in 2002 and the antitrust settlement charges recorded in 2003, the Company recognizes that these matters had a material adverse effect on its consolidated financial position in the respective years. However, in light of the Company’s ability to satisfy these matters primarily with accumulated funds, the Company does not expect the payments of the judgment and settlements to have a material adverse effect on the Company’s dividend policy or its ability to implement its strategic business plans.

      In November 1998, the Company entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million, subject to a minimum 3 percent inflationary adjustment per annum, over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. The period over which the payments are to be made is subject to various indefinite deferral provisions based upon the Company’s share of the smokeless tobacco segment of the overall tobacco market (as defined in the STMSA). As a result of these provisions, the Company cannot reasonably estimate the value of the total remaining payments, given that these provisions require annual determination of the Company’s segment share. As such, the balance of the future potential payments, based on these segment share determinations, will be charged to expense in the period that the related shipments occur, with disbursements made in the following year. The total charges recorded by the Company in connection with the STMSA were $11.6 million, $10.1 million and $8.8 million in 2003, 2002 and 2001, respectively.

QUARTERLY FINANCIAL DATA

(Unaudited)

	First	Second	Third	Fourth	Year

2003
Net sales	$420,012	$438,870	$437,577	$446,170	$1,742,629
Gross profit	332,422	346,684	332,805	337,976	1,349,887
Net earnings (loss)	110,843	128,986	124,049	(45,089)	318,789
Basic earnings (loss) per share	.66	.77	.75	(.27)	1.91
Diluted earnings (loss) per share	.66	.77	.74	(.27)	1.90
2002
Net sales	$375,214	$432,306	$451,325	$424,032	$1,682,877
Gross profit	294,594	340,870	352,347	329,989	1,317,800
Net (loss) earnings	103,793	136,846	130,540	(642,648)	(271,469)
Basic (loss) earnings per share	.62	.81	.77	(3.82)	(1.61)
Diluted (loss) earnings per share	.61	.80	.77	(3.82)	(1.61)

The first quarter of 2003 includes the effect of one additional billing day in the Smokeless Tobacco segment versus the corresponding 2002 period, resulting in an increase of 8 cents per diluted share.

The third quarter of 2003 includes the effect of one less billing day in the Smokeless Tobacco segment versus the corresponding 2002 period, resulting in a decrease of 9 cents per diluted share. Also included in the quarter was a pretax $10.4 million charge associated with F.W. Rickard Seeds, Inc., of which $6.7 million was included in cost of products sold. The F.W. Rickard Seeds charge was completely offset by a corresponding reduction to the Company’s incentive compensation (bonus) fund.

The fourth quarter of 2003 includes a $280 million pretax charge recorded in connection with antitrust claims against the Company, and an additional pretax charge of $5.5 million related to F.W. Rickard Seeds, Inc., of which approximately $5 million was included in cost of products sold. The F.W. Rickard Seeds charge was completely offset by a corresponding reduction to the Company’s incentive compensation (bonus) fund.

The fourth quarter and full year of 2002 include a charge of $775.8 million for the litigation loss, net of the tax benefit, resulting in a decrease of $4.61 and $4.57 per diluted share, respectively.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A — Controls and Procedures

        Registrant, under the direction of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has reviewed and evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, Registrant’s CEO and CFO believe, as of the date of such evaluation, that Registrant’s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended.

      There have not been any changes in Registrant’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

      Following an internal investigation at F.W. Rickard Seeds, Inc., a second-tier subsidiary that accounts for less than 1 percent of Smokeless Tobacco segment revenues, personnel changes have been effected to help insure the proper implementation of controls and procedures. In addition, while Registrant believes that the problems were limited to that entity, Registrant has taken additional steps to improve its internal controls, including centralization of the accounting and financial reporting functions, increasing the number of internal audit personnel in connection with financial and internal control reviews of subsidiaries and enhancing the procedures of the Disclosure Committee.

      Registrant has established a Disclosure Committee for the purpose of assisting its CEO and CFO in establishing, maintaining, reviewing and evaluating controls and other procedures designed to ensure that information required to be disclosed in its periodic reports is recorded, processed, and reported within the time period(s) specified in applicable rules and forms, and that Registrant’s public disclosures, including those made to security holders or the investment community, are materially accurate and complete and otherwise comply with applicable disclosures requirements.

PART III

Item 10 — Directors and Executive Officers of the Registrant

        Registrant hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of Registrant which is contained in Table I and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2004 Annual Meeting and Proxy Statement.

Executive Officers of the Registrant

       The name, present position with Registrant, age and business experience of each executive officer of Registrant as of January 31, 2004 is set forth below:

Name	Present Position	Age
Vincent A. Gierer, Jr.	Chairman of the Board, Chief Executive Officer and President	56
Richard H. Verheij	Executive Vice President and General Counsel	45
Robert T. D’Alessandro	Senior Vice President and Chief Financial Officer	50
Richard A. Kohlberger	Senior Vice President	58
Theodor P. Baseler	President — International Wine & Spirits Ltd.	49
Murray S. Kessler	President — U.S. Smokeless Tobacco Company	44

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

Code of Ethics

       Registrant has adopted a Code of Ethics for Senior Officers, (the “Code”) that applies to its principal executive officer, principal financial officer and principal accounting officer (Controller). The Code is available on Registrant’s website: www.ustinc.com. A free copy of the Code will be made available to any stockholder upon request. Registrant will post promptly on its website any amendment to the Code or waiver of a provision thereunder rather than filing any such amendment or waiver as part of a Current Report on Form 8-K.

Audit Committee Financial Expert

       Registrant hereby incorporates by reference the information with respect to the “Audit Committee Financial Expert” which is contained under the caption “Committees of the Board” in its Notice of 2004 Annual Meeting and Proxy Statement.

Item 11 — Executive Compensation

        Registrant hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption “Compensation of Executive Officers” in its Notice of 2004 Annual Meeting and Proxy Statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Registrant hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2004 Annual Meeting and Proxy Statement.

      Registrant hereby incorporates by reference the information with respect to the security ownership of persons known to the Company to beneficially own more than 5% of the Company’s outstanding stock, which is contained under the caption “Beneficial Ownership of Common Stock” in its Notice of 2004 Annual Meeting and Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

       The following table summarizes the equity compensation plans under which securities may be issued as of December 31, 2003. The securities which may be issued consist solely of Common Stock.

Number of
Securities
Remaining
Available for
	Number of	Weighted	Future Issuance
	Securities to	Average	Under Equity
	be Listed	Exercise	Compensation
	Upon Exercise	Price of	Plans
	of Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants	Reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	12,194,800	$30.00	4,594,000
Equity compensation plans not approved by security holders(2)	–	–	171,250 (3)
Total	12,194,800	$30.00	4,765,250

(1)	Includes the UST Inc. 1992 Stock Option Plan, the UST Inc. Amended and Restated Stock Incentive Plan (formerly named the UST Inc. 2001 Stock Option Plan) and the Nonemployee Director’s Stock Option Plan, all of which have been approved by the Company’s stockholders.

(2)	Includes Nonemployee Director’s Stock Restricted Stock Award Plan.

(3)	Amount represents shares remaining for future issuance pursuant to the Nonemployee Director’s Restricted Stock Award Plan, which was effective January 1, 1999 and not required, at that time, to be approved by stockholders. Pursuant to this plan, nonemployee directors of the Company are awarded 40 shares of Restricted Stock for each Board committee meeting they attend and 50 shares of Restricted Stock for each meeting of the Board of Directors they attend. Shares vest on the third anniversary date of grant or, it earlier, upon age-related mandatory retirement from service pursuant to the Board’s retirement policy. A total of 200,000 shares of Common Stock are authorized for issuance in accordance with the terms of this plan. Pursuant to Item 601 of Regulation S-K, a copy of the UST Inc. Nonemployee Directors’ Restricted Stock Award Plan has been filed and is incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 13 —	Certain Relationships and Related Transactions

        Registrant hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption “Indebtedness of Management” in its Notice of 2004 Annual Meeting and Proxy Statement.

Item 14 —	Principal Accountant Fees and Services

        Registrant hereby incorporates by reference the information required herein which is contained under the section entitled “Independent Auditor Fees” in its Notice of 2004 Annual Meeting and Proxy Statement.

PART IV

Item 15 —	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) Documents filed as part of this Report:

(1)	UST Schedule II — Valuation and Qualifying Accounts

For the Years 2003, 2002 and 2001
(Dollars in thousands)

	Balance
	at			Balance at
	beginning			end of
	of period	Additions	Deductions	period

Year ended December 31, 2003:
Deducted from accounts receivable:
Allowance for doubtful accounts	$834	$590	$(49)	$1,375
Deducted from inventories:
Reserve for inventory obsolescence	3,033	5,662	(1,505)	7,190
Year ended December 31, 2002:
Deducted from accounts receivable:
Allowance for doubtful accounts	763	259	(188)	834
Deducted from inventories:
Reserve for inventory obsolescence	6,731	450	(4,148)	3,033
Year ended December 31, 2001:
Deducted from accounts receivable:
Allowance for doubtful accounts	771	94	(102)	763
Deducted from inventories:
Reserve for inventory obsolescence	7,433	1,800	(2,502)	6,731

(2) All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) The following exhibits are filed by Registrant pursuant to Item 601 of Regulation S-K:

3.1	—	Restated Certificate of Incorporation dated May 5, 1992, Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
3.2	—	By-Laws adopted on December 23, 1986, and amended and restated effective October 22, 1998, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1998.
4.1	—	Indenture dated as of May 27, 1999, between UST Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 30, 1999.
4.2	—	Form of certificate of 7.25% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
4.3	—	Form of certificate of Floating Rate Senior Note, Incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on August 16, 1999.
4.4	—	Form of certificate of 8.80% Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on May 12, 2000.
4.5	—	Form of certificate of 6.625% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on November 6, 2002.
10.1*	—	Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive Officer, Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*	—	Employment Agreement entered into on December 14, 2000 between Registrant and Richard H. Verheij, an Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.
10.3*	—	Employment Agreement entered into on June 30, 2000 between Registrant and Richard A. Kohlberger, an Executive Officer, Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2000.
10.4*	—	Form of Severance Agreement dated October 27, 1986 between Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.5*	—	1992 Stock Option Plan, as amended and restated as of December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated March 20, 2000.
10.6*	—	2001 Stock Option Plan, as amended and restated and renamed the Stock Incentive Plan, as of February 20, 2003, Incorporated by reference to Appendix II to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.

10.7*	—	UST Inc. Incentive Compensation Plan, as amended and restated as of January 1, 2003, incorporated by reference to Appendix I of the 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.
10.8*	—	Amendment to UST Inc. Incentive Compensation Plan adopted on October 15, 2003.
10.9*	—	Officers’ Supplemental Retirement Plan, as amended and restated as of January 1, 2003.
10.10*	—	Nonemployee Directors’ Retirement Plan, as amended and restated as of January 1, 2002, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2001.
10.11*	—	Directors’ Supplemental Medical Plan, as amended and restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.12*	—	Nonemployee Directors’ Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.13*	—	Amendment to Nonemployee Directors’ Stock Option Plan, effective June 30, 2000, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2000.
10.14*	—	Nonemployee Directors’ Restricted Stock Award Plan effective January 1, 1999, incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.
21	—	Subsidiaries of UST.
23	—	Consent of Independent Auditors.
31.1	—	Section 302 Certification (CEO)
31.2	—	Section 302 Certification (CFO)
32	—	Section 906 Certification.

(b) Reports on Form 8-K

On October 17, 2003, Registrant filed a Current Report on Form 8-K which reported the release of its results of operations for, and its consolidated financial condition as of the quarter ended September 30, 2003.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the rules governing the preparation of this Report.

(This page intentionally left blank)

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Inc.

Date: March 19, 2004

By: /s/ VINCENT A. GIERER, JR.

Vincent A. Gierer, Jr.
Chairman of the Board, Chief Executive
Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

March 19, 2004	Director, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	/s/ VINCENT A. GIERER, JR. ------------------------------------------------ Vincent A. Gierer, Jr.

March 19, 2004	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBERT T. D’ALESSANDRO ------------------------------------------------ Robert T. D’Alessandro

March 19, 2004	Vice President and Controller (Principal Accounting Officer)	/s/ JAMES D. PATRACUOLLA ------------------------------------------------ James D. Patracuolla

March 19, 2004	Director	/s/ JOHN D. BARR ------------------------------------------------ JOHN D. BARR

March 19, 2004	Director	/s/ JOHN P. CLANCEY ------------------------------------------------ John P. Clancey

March 19, 2004	Director	/s/ EDWARD H. DEHORITY, JR. ------------------------------------------------ Edward H. DeHority, Jr.

March 19, 2004	Director	/s/ PATRICIA DIAZ DENNIS ------------------------------------------------ Patricia Diaz Dennis

March 19, 2004	Director	/s/ ELAINE J. EISENMAN ------------------------------------------------ Elaine J. Eisenman

March 19, 2004	Director	/s/ EDWARD T. FOGARTY ------------------------------------------------ Edward T. Fogarty

March 19, 2004	Director	/s/ JOSEPH E. HEID ------------------------------------------------ Joseph E. Heid

March 19, 2004	Director	/s/ PETER J. NEFF ------------------------------------------------ Peter J. Neff

March 19, 2004	Director	/s/ LOWELL P. WEICKER, JR. ------------------------------------------------ Lowell P. Weicker, Jr.

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
3.2	—	By-Laws adopted on December 23, 1986, and amended and restated effective October 22, 1998, incorporated by Reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1998.
4.1	—	Indenture dated as of May 27, 1999, between UST Inc. and State Street Bank and Trust Company, incorporated by Reference to Exhibit 4 to Form 10-Q for the quarter ended June 30, 1999.
4.2	—	Form of certificate of 7.25% Senior Note, incorporated by Reference to Exhibit 4.2 to Form S-4 Registration Statement Filed on August 16, 1999.
4.3	—	Form of certificate of Floating Rate Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on August 16, 1999.
4.4	—	Form of certificate of 8.80% Senior Note, incorporated by Reference to Exhibit 4.3 to Form S-4 Registration Statement Filed on May 12, 2000.
4.5	—	Form of certificate of 6.625% Senior Note, incorporated by Reference to Exhibit 4.2 to Form S-4 Registration Statement Filed on November 6, 2002.
10.1*	—	Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*	—	Employment Agreement entered into on December 14, 2000 between Registrant and Richard H. Verheij, an Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.
10.3*	—	Employment Agreement entered into on June 30, 2000 between Registrant and Richard A. Kohlberger, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2000.
10.4*	—	Form of Severance Agreement dated October 27, 1986 between Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.5*	—	1992 Stock Option Plan, as amended and restated as of December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated March 20, 2000.
10.6*	—	2001 Stock Option Plan, as amended and restated and renamed the Stock Incentive Plan, as of February 20, 2003, incorporated by reference to Appendix II to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.

10.7*	—	UST Inc. Incentive Compensation Plan, as amended and restated as of January 1, 2003, incorporated by reference to Appendix I to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.
10.8*	—	Amendment to UST Inc. Incentive Compensation Plan adopted on October 15, 2003.
10.9*	—	Officers’ Supplemental Retirement Plan, as amended and restated as of January 1, 2003.
10.10*	—	Nonemployee Directors’ Retirement Plan, as amended and restated as of January 1, 2002, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2001.
10.11*	—	Directors’ Supplemental Medical Plan, as amended and restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.12*	—	Nonemployee Directors’ Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.13*	—	Amendment to Nonemployee Directors’ Stock Option Plan, effective June 30, 2000, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2000.
10.14*	—	Nonemployee Directors’ Restricted Stock Award Plan effective January 1, 1999, and incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.
21	—	Subsidiaries of UST.
23	—	Consent of Independent Auditors.
31.1	—	Section 302 Certification (CEO)
31.2	—	Section 302 Certification (CFO)
32	—	Section 906 Certification.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the rules governing the preparation of this Report.