Form 10-K/A
period 2003-12-31
UST INC
filed 2004-04-22
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-17506

UST Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1193986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Putnam Avenue Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 661-1100

Securities registered pursuant to Section 2(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock — $.50 par value	New York Stock Exchange Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

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

EXPLANATORY NOTE

     The sole purpose of this amendment is to amend and restate the certifications previously filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K for the year ended December 31, 2003 to conform to the form stipulated in Item 601(b)(31) of Regulation S-K. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Registrant has included in this amendment only Section (a)(3) of Part IV, Item 15 and Exhibits 31.1 and 31.2. Exhibits 31.1 and 31.2 are hereby amended and restated in their entirety. The remainder of the information contained in the original filing is not amended hereby.

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

UST Inc.

Date: April 22, 2004

	By:	/s/ Vincent A. Gierer, Jr.

Vincent A. Gierer, Jr.
Chairman of the Board, Chief Executive Officer and President

EXHIBIT INDEX1

3.1	—	Restated Certificate of Incorporation dated May 5, 1992, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 1992.
3.2	—	By-Laws adopted on December 23, 1986, and amended and restated effective October 22, 1998, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 1998.
4.1	—	Indenture dated as of May 27, 1999, between UST Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 30, 1999.
4.2	—	Form of certificate of 7.25% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement filed on August 16, 1999.
4.3	—	Form of certificate of Floating Rate Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on August 16, 1999.
4.4	—	Form of certificate of 8.80% Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on May 12, 2000.
4.5	—	Form of certificate of 6.625% Senior Note, incorporated by Reference to Exhibit 4.2 to Form S-4 Registration Statement filed on November 6, 2002.
10.1*	—	Employment Agreement entered into on July 23, 1987 between Registrant and Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1986.
10.2*	—	Employment Agreement entered into on December 14, 2000 between Registrant and Richard H. Verheij, an Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.
10.3*	—	Employment Agreement entered into on June 30, 2000 between Registrant and Richard A. Kohlberger, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2000.
10.4*	—	Form of Severance Agreement dated October 27, 1986 between Registrant and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
10.5*	—	1992 Stock Option Plan, as amended and restated as of December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated March 20, 2000.
10.6*	—	2001 Stock Option Plan, as amended and restated and renamed the Stock Incentive Plan, as of February 20, 2003, incorporated by reference to Appendix II to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.
10.7*	—	UST Inc. Incentive Compensation Plan, as amended and restated as of January 1, 2003, incorporated by reference to Appendix I to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.

[1]	Exhibits, which are neither incorporated by reference herein or filed as exhibits with this Amendment No. 1, were filed with the Securities & Exchange Commission on March 19, 2004 as exhibits to the original Annual Report on Form 10-K for the year ended December 31, 2003.

10.8*	—	Amendment to UST Inc. Incentive Compensation Plan adopted on October 15, 2003.
10.9*	—	Officers’ Supplemental Retirement Plan, as amended and restated as of January 1, 2003.
10.10*	—	Nonemployee Directors’ Retirement Plan, as amended and restated as of January 1, 2002, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2001.
10.11*	—	Directors’ Supplemental Medical Plan, as amended and restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.
10.12*	—	Nonemployee Directors’ Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.
10.13*	—	Amendment to Nonemployee Directors’ Stock Option Plan, effective June 30, 2000, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2000.
10.14*	—	Nonemployee Directors’ Restricted Stock Award Plan effective January 1, 1999, and incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.
21	—	Subsidiaries of UST.
23	—	Consent of Independent Auditors.
31.1	—	Section 302 Certification (CEO)
31.2	—	Section 302 Certification (CFO)
32	—	Section 906 Certification.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of the rules governing the preparation of this Report.