Form 10-Q
period 2004-03-31
UST INC
filed 2004-05-06
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  X  No

Number of Common shares ($.50 par value) outstanding at March 31, 2004      165,514,805

UST Inc.

(Registrant)

(1)

Part I. Financial Information:
Item 1. Financial Statements (Unaudited)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note)
ASSETS
Current assets
Cash and cash equivalents	$262,685	$438,040
Accounts receivable	88,711	68,230
Inventories:
Leaf tobacco	208,661	216,073
Products in process	192,746	200,696
Finished goods	132,771	137,287
Other materials and supplies	17,861	19,278

	552,039	573,334
Deferred income taxes	107,242	127,064
Assets held for disposition	49,570	18,825
Prepaid expenses and other current assets	23,750	22,473

Total current assets	1,083,997	1,247,966
Property, plant and equipment, net	374,119	377,933
Deferred income taxes	107	—
Other assets	95,606	100,595

Total assets	$1,553,829	$1,726,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$300,000	$—
Accounts payable and accrued expenses	139,322	185,938
Income taxes payable	98,213	55,155
Litigation liability	80,000	280,000

Total current liabilities	617,535	521,093
Long-term debt	840,000	1,140,000
Postretirement benefits other than pensions	80,819	80,507
Pensions	91,940	89,592
Deferred income taxes	—	4,435
Other liabilities	7,296	6,054
Contingencies (see note)	—	—

Total liabilities	1,637,590	1,841,681
Stockholders’ deficit
Preferred stock — par value $.10 per share:
Authorized - 10 million shares; issued – none	—	—
Common stock — par value $.50 per share:
Authorized - 600 million shares; issued 208,553,316 shares in 2004 and 207,500,386 shares in 2003	104,277	103,750
Additional paid-in capital	786,360	752,549
Retained earnings	341,581	306,091
Accumulated other comprehensive loss	(24,395)	(23,458)

	1,207,823	1,138,932
Less treasury stock – 43,038,511 shares in 2004 and 42,008,611 shares in 2003	1,291,584	1,254,119

Total stockholders’ deficit	(83,761)	(115,187)

Total liabilities and stockholders’ deficit	$1,553,829	$1,726,494

Note:	The consolidated statement of financial position at December 31, 2003 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2004	2003
Net sales	$433,317	$417,601
Costs and expenses
Cost of products sold	81,965	75,711
Excise taxes	11,289	10,117
Selling, advertising and administrative	127,554	131,456

Total costs and expenses	220,808	217,284

Operating income	212,509	200,317
Interest, net	19,409	19,398

Earnings from continuing operations before income taxes	193,100	180,919
Income taxes	70,528	69,660

Earnings from continuing operations	122,572	111,259
Loss from discontinued operations (net of income tax benefit of $400 and $274)	(883)	(416)

Net earnings	$121,689	$110,843

Net earnings per basic share:
Earnings from continuing operations	$.74	$.66
Loss from discontinued operations	—	—
Net earnings per basic share	$.74	$.66
Net earnings per diluted share:
Earnings from continuing operations	$.73	$.66
Loss from discontinued operations	—	—
Net earnings per diluted share	$.73	$.66
Dividends per share	$.52	$.50
Average number of shares:
Basic	165,393	167,729
Diluted	166,770	168,589

See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
OPERATING ACTIVITIES
Net cash used in operating activities	$(76,940)	$(1,136,024)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(5,859)	(6,949)
Dispositions of property, plant and equipment	777	33

Net cash used in investing activities	(5,082)	(6,916)

FINANCING ACTIVITIES
Proceeds from the issuance of stock	30,331	10,754
Dividends paid	(86,199)	(83,788)
Stock repurchased	(37,465)	(37,880)
Withdrawals from restricted deposits	—	1,242,431

Net cash (used in) provided by financing activities	(93,333)	1,131,517

Decrease in cash and cash equivalents	(175,355)	(11,423)
Cash and cash equivalents at beginning of year	438,040	382,003

Cash and cash equivalents at end of period	$262,685	$370,580

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$8,730	$4,344
Interest	33,075	33,143

See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

(In thousands, except per share amounts or where otherwise noted)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s annual report on Form 10-K for the year ended December 31, 2003.

As a result of the planned transfer of Registrant’s cigar operation pursuant to its previously announced agreement to resolve an antitrust action, the operation is presented as discontinued operations. Accordingly, amounts related to this operation, reported on the 2003 Condensed Consolidated Statement of Operations, have been reclassified to conform to the 2004 presentation.

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

	Three months ended March 31,
	2004	2003
Net earnings:
As reported	$121,689	$110,843
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	78	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(1,138)	(943)

Pro forma	$120,629	$109,900

Basic earnings per share:
As reported	$.74	$.66
Pro forma	$.73	$.66
Diluted earnings per share:
As reported	$.73	$.66
Pro forma	$.72	$.65

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ACCOUNTING PRONOUNCEMENTS

In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as a result of the Act being signed into law in December 2003. As permitted by the FSP, Registrant has elected to defer accounting for the effects of the Act on its postretirement welfare benefit plans, as authoritative accounting guidance is currently pending. The methods used to determine Registrant’s accumulated postretirement benefit obligation and net periodic postretirement benefit cost for the period ended March 31, 2004 do not reflect the effects of the Act. However, when issued, final accounting guidance may require Registrant to amend previously reported information with respect to its postretirement welfare benefit plans.

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the first quarter of 2004 and 2003, total comprehensive income, net of taxes, amounted to $120,752,000 and $110,791,000 respectively.

REPURCHASE OF COMMON STOCK

Registrant repurchased 1,029,900 shares at a cost of $37.5 million during the quarter ended March 31, 2004. The repurchases were made pursuant to Registrant’s authorized program, approved in October 1999, to repurchase its outstanding common stock up to a maximum of 20 million shares. As of March 31, 2004, 14.4 million shares have been repurchased at a cost of $400.7 million under the program.

EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2004	2003
Numerator:
Earnings from continuing operations	$122,572	$111,259
Loss from discontinued operations, net	(883)	(416)

Net earnings	$121,689	$110,843

Denominator:
Denominator for basic earnings per share - weighted-average shares	165,393	167,729
Dilutive effect of employee stock options	1,377	860

Denominator for diluted earnings per share	166,770	168,589

Basic earnings per share	$.74	$.66
Diluted earnings per share	$.73	$.66

Options to purchase .7 million shares and 6.6 million shares of common stock outstanding as of March 31, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, were antidilutive.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in all other operations, which consist of Registrant’s international operations. Interim segment information is as follows:

	Three months ended March 31,
Net Sales to Unaffiliated Customers:	2004	2003
Smokeless Tobacco	$379,221	$367,778
Wine	45,319	42,973
All other operations	8,777	6,850

Net sales	$433,317	$417,601

Operating Profit:
Smokeless Tobacco	$210,966	$199,859
Wine	6,475	5,926
All other operations	2,185	731

Segment operating profit	219,626	206,516
Corporate expenses	(7,117)	(6,199)
Interest, net	(19,409)	(19,398)

Earnings from continuing operations before income taxes	$193,100	$180,919

Registrant’s identifiable assets by reportable segment did not change significantly from amounts appearing in the December 31, 2003 Consolidated Segment Information (See Form 10-K for the year then ended), with the exception of Corporate assets, which are lower primarily due to the cash payment of $200 million to Swedish Match North America, Inc. on March 16, 2004 (see Other Matters note).

EMPLOYEE BENEFIT PLANS

In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003), the following provides the components of net periodic benefit cost for the three months ended March 31:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	2004	2003	2004	2003
Service cost	$4,575	$3,840	$1,254	$1,203
Interest cost	7,358	6,368	1,255	1,292
Expected return on plan assets	(6,144)	(4,080)	—	—
Amortization of unrecognized transition obligation	(2)	52	—	—
Amortization of prior service cost	(11)	(13)	(1,120)	(1,662)
Recognized actuarial loss	1,987	2,428	144	34

Net periodic benefit cost	$7,763	$8,595	$1,533	$867

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, Registrant expects to contribute $5.6 million to its pension plans in 2004.

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES

During the first quarter of 2004, $4.8 million of certain state income tax reserves were released, due to the expiration of various statutes of limitations in the applicable jurisdictions. Primarily as a result of the release of the state tax reserves, the effective tax rate decreased to 36.6 percent for the first quarter of 2004 from 38.5 percent in the corresponding 2003 period.

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

Registrant is named in an action in Illinois brought by plaintiffs and purporting to state a class action “on behalf of themselves and all other persons similarly situated’’ alleging that Registrant “manipulates the nicotine levels and absorption rates’’ in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price’’ of Registrant’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using Registrant’s smokeless tobacco products.

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

Registrant is named in a purported class action in Florida brought by six plaintiffs “on behalf of themselves and all others similarly situated’’ against various smokeless tobacco manufacturers including Registrant and other organizations for personal injuries, including cancers of the mouth and larynx, oral lesions, leukoplakia, facial disfigurement, gum and tooth loss, fear of cancer, death and depression and other injuries allegedly resulting from the use of Registrant’s smokeless tobacco products. Plaintiffs also claim nicotine “addiction’’ and seek unspecified compensatory damages and certain equitable and other relief, including but not limited to, medical monitoring.

Registrant is named in an action in Idaho brought on behalf of a minor child whose father allegedly died of “cancer of the throat” as a result of his use of Registrant’s smokeless tobacco product. The Complaint also alleges “addiction” to nicotine and seeks unspecified compensatory and punitive damages and other relief.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (continued)

Registrant believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to Registrant’s willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended. Registrant believes that the ultimate outcome of such pending litigation will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Notwithstanding Registrant’s assessment of the potential financial impact of these cases, Registrant is not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.

Registrant has been named as a defendant in a number of purported class actions brought by direct purchasers (wholesalers and distributors), and indirect purchasers (consumers and retailers) and class actions brought by indirect purchasers in the states of Kansas and California of its moist smokeless tobacco products. In addition, Registrant has been named as a defendant in an action brought by an individual plaintiff as an indirect purchaser in the State of Mississippi during an unspecified period of time. As direct purchasers of Registrant’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in these consolidated actions allege individually and on behalf of a putative class of wholesalers and distributors that Registrant violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.’’ Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. Registrant has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action whom represent more than 88 percent of Registrant’s sales volume based on 2002 sales revenue. For those direct purchasing customers who agreed to settle the lawsuit and release all claims against the Registrant, Registrant agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement delayed cost savings planned for 2003 and had no material adverse effect on Registrant’s consolidated financial results. In January 2004, Registrant began making a second settlement offer to those direct purchasers that chose not to settle the litigation in 2003. With respect to this offer, indications are that the offer is being received favorably, and, to date, direct purchasers that have settled now represent over 93 percent of Registrant’s sales, based on 2002 sales revenues.

As indirect purchasers of Registrant’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of potential certification of the proposed class, plaintiffs in those actions allege individually, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of Kansas and California that Registrant has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. The Mississippi action also asserts a claim for civil conspiracy. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 individually or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects. Registrant reached an agreement, which is subject to court approval, to resolve a significant number of the indirect purchaser actions. Pursuant to the proposed settlement, adult consumers will receive coupons redeemable on future purchases of Registrant’s moist smokeless tobacco products. Registrant will pay all administrative costs of the settlement and attorneys’ fees. Registrant also intends to pursue settlement of other indirect purchaser actions not covered by the agreement on substantially similar terms. Registrant recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (continued)

Each of the foregoing actions is derived directly from the Conwood litigation (see Other Matters note). For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. The plaintiffs in the above actions will have to obtain favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. Registrant believes that the ultimate outcome of these purported class actions and the Kansas and California class actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Registrant believes that the ultimate outcome of the individual case will not have a material adverse effect on its consolidated financial position, and even if plaintiff was to prevail, this action is not expected to have a material impact on its consolidated financial results for the particular reporting period in which resolved. Notwithstanding Registrant’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, beyond the amounts accrued, which could be associated with an adverse resolution.

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

On March 15, 2004, Registrant announced significant steps to resolve antitrust actions filed against it as a result of the Conwood litigation (see above). In connection with these actions, Registrant recorded a $280 million pretax charge in 2003 associated with the following: (1) the resolution of an antitrust action brought by a smokeless tobacco competitor, Swedish Match North America, Inc. (“Swedish Match”), (2) an agreement for a proposed resolution of antitrust actions, subject to court approval, by indirect purchasers in 11 states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action required Registrant to pay $200 million (paid on March 16, 2004) and transfer its cigar operation to Swedish Match during the second quarter of 2004. Included in the 2003 charge of $280 million was $40 million, reflecting the fair value of the cigar operation, which approximates its book value. This operation’s book value at March 31, 2004, is reflected in “assets held for disposition” on the Condensed Consolidated Statement of Financial Position. The proposed settlement of the indirect purchaser actions covered by the subject agreement requires Registrant to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. In addition, Registrant intends to pursue settlement of other indirect purchaser actions not covered by this agreement on substantially similar terms. Also included in the 2003 charge was $40 million, which represented Registrant’s best estimate of the total costs to resolve indirect purchaser actions.

On April 16, 2004, the Registrant resolved the action brought by Miami Cigar & Company, whereby the Registrant agreed to pay plaintiff $7 million, for which charges were recorded in prior periods. A Stipulation for Dismissal with Prejudice was filed.

(10)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF OPERATIONS AND FINANCIAL CONDITION
(Unaudited)

The following discussion and analysis of Registrant’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Form 10-Q as well as the consolidated financial statements and notes thereto, included in Registrant’s 2003 Form 10-K. Herein Registrant makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within Management’s Discussion and Analysis.

OVERVIEW

UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits, Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, Registrant is a leading manufacturer and marketer of moist smokeless tobacco products, including brands such as Copenhagen, Skoal, Red Seal and Rooster. Through International Wine & Spirits, Ltd., Registrant produces and markets premium wines sold nationally under the Chateau Ste. Michelle, Columbia Crest, Conn Creek and Villa Mt. Eden labels, and sparkling wine under the Domaine Ste. Michelle label.

Registrant conducts its business principally in the United States. Registrant’s operations are divided primarily into two segments, Smokeless Tobacco and Wine. Registrant’s international operations, which are not significant, are not included within either of these segments and are reported as “All Other Operations.”

In connection with a previously announced agreement to resolve an action brought under the antitrust laws by a smokeless tobacco competitor, Registrant plans to transfer its cigar operation to such competitor during the second quarter of 2004. Results for this operation are included within “Discontinued Operations.”

RESULTS OF OPERATIONS
FIRST QUARTER OF 2004 COMPARED WITH FIRST QUARTER OF 2003

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2004	2003
Net sales	$433,317	$417,601
Net earnings	121,689	110,843
Basic earnings per share	.74	.66
Diluted earnings per share	.73	.66

For the first quarter of 2004, consolidated net sales increased 3.8 percent to $433.3 million, operating income increased 6.1 percent to $212.5 million, and net earnings increased 9.8 percent to $121.7 million compared to the corresponding 2003 period. The net sales increase was primarily due to higher selling prices for moist smokeless tobacco products. Basic earnings per share were $.74 and diluted earnings per share were $.73 in 2004, which reflected an increase of 12.1 percent and 10.6 percent, respectively, over the first quarter of 2003.

(11)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

The consolidated gross margin percentage decreased in the first quarter of 2004, mainly due to an inventory write-down at a second-tier subsidiary and higher returned goods for moist smokeless tobacco products, partially offset by higher selling prices for such products. Selling, advertising and administrative expenses for the first quarter of 2004 compared favorably to the corresponding prior year period, primarily due to a $4.4 million charge, recorded in 2003, related to the bankruptcy filing by a significant smokeless tobacco customer. Also affecting this favorable comparison were lower administrative and other expenses, primarily legal costs, partially offset by higher salaries and related costs and incremental spending for direct selling and advertising initiatives for the Smokeless Tobacco segment. Corporate expenses increased slightly for the first quarter of 2004, due to higher professional fees.

Registrant’s selling, advertising and administrative expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the first quarters of 2004 and 2003, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $2.2 million and $2.9 million, respectively.

Net interest expense remained level as there was no change in the average amount or rate of debt outstanding. Income taxes increased slightly for the first quarter of 2004 as higher earnings before taxes were partially offset by the release of $4.8 million of certain state income tax reserves, due to the expiration of various statutes of limitations in the applicable jurisdictions. The effective tax rate decreased to 36.6 percent for the first quarter of 2004 from 38.5 percent in the corresponding 2003 period, primarily as a result of the release of the state income tax reserves.

DISCONTINUED OPERATIONS

Net earnings for the first quarters of 2004 and 2003 include $.9 million and $.4 million, net of income tax benefits, respectively, in losses from discontinued operations. Discontinued operations reflect the results of Registrant’s cigar operation, which it plans to transfer to a smokeless tobacco competitor in the second quarter in connection with the previously announced agreement to resolve an antitrust action.

SMOKELESS TOBACCO SEGMENT

	Three Months Ended March 31,
	2004	2003
Net sales	$379,221	$367,778
Operating profit	210,966	199,859

For the first quarter of 2004, net sales for the Smokeless Tobacco segment increased 3.1 percent to $379.2 million and accounted for approximately 87.5 percent of consolidated net sales. This increase was due to higher selling prices for moist smokeless tobacco products, partially offset by increased sales incentive spending and an unfavorable product mix between premium and price value products, along with slightly lower moist smokeless tobacco net unit volume, which included higher returned goods. The increase in returned goods was primarily a result of changing dynamics in the marketplace, along with higher promotional and new product activity. Sales incentives for the first quarter of 2004 included costs associated with Registrant’s new brand-building customer incentive plan, the STEPS Rewards program.

(12)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Overall net unit volume for moist smokeless tobacco products decreased 0.2 percent to 153.7 million cans for the first quarter of 2004. This net unit volume comparison was negatively impacted by a series of military overseas shipments of 3 million cans in the first quarter of 2003, as troop deployment to the Middle East began. Net can sales for the first quarter of 2004 included 12.3 million cans of new products launched within the last three years, representing approximately 8 percent of total moist smokeless unit volume. These new products included Skoal Long Cut Vanilla Blend, Copenhagen and Skoal Pouches, Skoal Fine Cut 70th Anniversary fiberboard product and new Red Seal products. Promotional unit volume was approximately 6.1 million cans, representing 4 percent of net unit volume for the quarter. Premium moist smokeless tobacco can sales decreased 2.3 percent, while non-premium can sales increased 21.9 percent during this period. Red Seal, Registrant’s primary non-premium product, accounted for 10.3 percent of Registrant’s first quarter 2004 total moist smokeless tobacco unit volume, as compared to 8.7 percent in the corresponding 2003 period.

Registrant’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended February 19, 2004, total smokeless category retail shipments increased 3.9 percent over the similar prior year period, on a can-volume basis. The premium segment declined 2.5 percent, while the value segments, which include price value and sub-price value, increased 24.7 percent during the same period. Registrant’s share declined 2.6 percentage points to 71.7 percent. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco industry trends from wholesale to retail and is not intended as a basis for measuring Registrant’s financial performance. This information can vary significantly from Registrant’s actual results due to the fact that Registrant reports shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of Registrant’s actual results to those from RAD-SVT.

Cost of products sold increased 9.7 percent in the first quarter of 2004, primarily due to higher unit costs for moist smokeless tobacco products and an inventory write-down at a second-tier subsidiary. Segment gross profit increased 1.9 percent from the corresponding 2003 period, primarily due to higher selling prices for moist smokeless tobacco products, partially offset by the factors adversely impacting cost of products sold. The gross profit percentage decreased from the first quarter of 2003, as the increased moist smokeless tobacco unit costs, inventory write-down and higher returned goods more than offset the effect of the higher selling prices on moist smokeless tobacco products.

Selling and advertising expenses for the first quarter of 2004 increased over the similar 2003 period, primarily due to higher spending on direct marketing programs, mainly in connection with Registrant’s initiatives to attract adult smokers through a direct mail campaign and one-on-one marketing. This increased spending was partially offset by lower spending associated with a customer sales alliance program, which was replaced with the STEPS Rewards program in mid-quarter 2004. Indirect selling expenses increased in 2004, primarily due to higher salaries and related costs, which include the effect of merit increases. Administrative expenses decreased significantly compared to the similar 2003 period, primarily as a result of the $4.4 million charge, recorded in 2003, in connection with accounts receivable due from a significant wholesale customer that has filed for bankruptcy, lower legal spending and other administrative cost reductions.

(13)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Segment operating profit for the first quarter of 2004 increased 5.6 percent to $211 million compared to the corresponding 2003 period.

WINE SEGMENT

	Three Months Ended March 31,
	2004	2003
Net sales	$45,319	$42,973
Operating profit	6,475	5,926

Wine segment net sales increased 5.5 percent, accounting for approximately 10.5 percent of consolidated 2004 net sales. This increase was primarily attributable to a 6.1 percent growth in premium case volume. This volume growth was driven by new product introductions, such as Two Vines and Red Diamond. Case volume for Chateau Ste. Michelle and Columbia Crest, Registrant’s two leading brands, was up 4.1 percent and 3 percent, respectively, compared to the corresponding 2003 period. These two brands accounted for 81.2 percent of Registrant’s total first quarter 2004 premium wine case volume.

Cost of products sold increased 5.3 percent for the first quarter of 2004. Gross profit for the Wine segment increased slightly, while the gross profit percentage remained level compared to the first quarter of 2003.

Selling and advertising expenses for the first quarter decreased modestly from the first quarter of 2003. Indirect selling, administrative and other expenses increased slightly in the first quarter of 2004, primarily as a result of a planned increase in the sales force headcount to broaden distribution.

Operating profit for the Wine segment increased 9.3 percent to $6.5 million for the first quarter of 2004 versus the similar 2003 period.

ALL OTHER OPERATIONS

	Three Months Ended March 31,
	2004	2003
Net sales	$8,777	$6,850
Operating profit	2,185	731

Net sales for all other operations increased 28.1 percent to $8.8 million compared to the corresponding 2003 period, accounting for 2 percent of consolidated net sales. Higher unit volume for moist smokeless tobacco sold by Registrant’s international operation was the source of this increase. All other operations reported operating income of $2.2 million for the first quarter of 2004 versus $.7 million for the corresponding 2003 period. The improved operating results were mainly due to the higher sales results and lower selling, advertising and administrative spending.

(14)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

LIQUIDITY AND CAPITAL RESOURCES
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2003

	Three Months Ended March 31,
	2004	2003
Net cash (used in) provided by:
Operating activities	$(76,940)	$(1,136,024)
Investing activities	(5,082)	(6,916)
Financing activities	(93,333)	1,131,517

For the first quarter of 2004, net cash used in operating activities was $76.9 million compared to net cash used in operating activities of $1.136 billion in the first quarter of 2003. The 2004 amount included Registrant’s payment of the $200 million cash portion of an antitrust litigation settlement with a smokeless tobacco competitor, partially offset by net cash provided by other operating activities of $123.1 million. The 2003 amount included a payment of a $1.262 billion judgment in connection with an antitrust litigation loss, partially offset by net cash provided by other operating activities of $126 million. The primary sources of cash are comprised of net earnings generated mainly by the Smokeless Tobacco segment and an increase in income taxes payable. Other than the payment of the antitrust settlement, the most significant uses of cash in operations were for the payment of accounts payable and accrued expenses. Registrant estimates that 2004 overall raw material inventory purchases and other costs, for leaf tobacco and grapes, will approximate amounts expended in 2003.

Net cash used in investing activities was $5.1 million in the first three months of 2004 compared to $6.9 million in 2003. Expenditures for both years were for the purchase of property, plant and equipment. Registrant expects spending for the 2004 capital program to approximate $71 million.

For the first quarter of 2004, Registrant’s net cash used in financing activities was $93.3 million, compared to net cash provided by financing activities of $1.131 billion in the first quarter of 2003. In 2003, Registrant utilized $1.242 billion of funds held in restricted deposits to substantially pay the aforementioned antitrust award. During the first quarter of 2004, Registrant expended $37.5 million in connection with its share repurchase program. In addition, dividends paid in the first quarter of 2004 were greater than those in the corresponding 2003 period as a result of the 4 percent dividend rate increase approved by the Board of Directors in December 2003, partially offset by lower shares outstanding.

As a result of the aforementioned sources and uses of cash, Registrant’s cash balance decreased $175.4 million from December 31, 2003.

As a result of the charge recorded in 2003 in connection with an agreement to resolve certain antitrust actions, Registrant reported a stockholders’ deficit of approximately $83.8 million as of March 31, 2004. As a general matter, a company could be restricted from paying dividends or repurchasing its common stock if it were insolvent or had insufficient capital. However, in light of Registrant’s cash flows and the values inherent in Registrant as a going concern, Registrant does not anticipate that its reporting a stockholders’ deficit for accounting purposes will have any negative impact on its operations, cash flows, its ability to pay dividends or repurchase its common stock pursuant to its previously announced share repurchase program, or fund its capital program.

(15)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
OPERATIONS AND FINANCIAL CONDITION (Continued)

Registrant will continue to have significant cash requirements for the remainder of 2004, primarily for payment of dividends, repurchase of common stock and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since December 31, 2003.

AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in Registrant’s aggregate contractual obligations since December 31, 2003, with the exception of the execution of approximately $29.7 million in leaf tobacco purchases in connection with normal purchase contracts.

CONTROLS AND PROCEDURES

Registrant, under the direction of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has reviewed and evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, Registrant’s CEO and CFO believe, as of the date of such evaluation, that Registrant’s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended.

There have not been any significant changes in Registrant’s internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of Registrant’s 2003 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by Registrant, including forward-looking statements contained in this report.

(16)

UST Inc.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On April 21, 2004, Registrant was served with a Summons and Complaint in an action entitled Susan Smith, as Guardian for William Cole Cooper, a Minor v. UST Inc., et al., United States District Court for the District of Idaho (Civ.04-170-E-BLW). This action is brought on behalf of a minor child whose father allegedly died of “cancer of the throat” as a result of his use of Registrant’s smokeless tobacco product. The Complaint also alleges “addiction” to nicotine and seeks unspecified compensatory and punitive damages and other relief. Registrant believes that it has a number of meritorious defenses in this case and will vigorously defend it.

In the indirect purchaser actions, on April 14, 2004, Registrant entered into a Stipulation of Settlement memorializing the terms of its Memorandum of Understanding, reported previously, with indirect purchasers in certain states and the District of Columbia. The Stipulation of Settlement includes indirect purchasers in the states of Mississippi and Nevada, as well as indirect purchasers in the 11 states previously included in the Memorandum of Understanding (Arizona, Florida, Hawaii, Iowa, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and West Virginia) and the District of Columbia. Pursuant to the proposed settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the settlement and attorneys’ fees.

On April 8, 2004, Registrant was served with a Summons and Class Action Complaint in an action entitled David Anklam, et al. v. United States Tobacco Company, et al., District Court of North Dakota, Morton County. This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of North Dakota during the period 1990 to the present. Plaintiffs allege Registrant violated the North Dakota Uniform State Antitrust Act. Plaintiffs seek unspecified compensatory damages and statutory damages and other relief.

On April 13, 2004, Registrant was served with a Summons and Class Action Complaint in an action entitled Kristian Dell Hicks, et al. v. United States Tobacco Company, et al., District Court of Nevada, Clark County (No. A483682). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Nevada during the period 1990 to the present. Plaintiffs allege Registrant violated the Nevada Unfair Trade Practices Act. Plaintiffs seek unspecified compensatory damages and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

On April 30, 2004, Registrant was served with a Summons and Class Action Petition in an action entitled William Plume, et al. v. United States Tobacco Company, et al., Circuit Court of the City of St. Louis, Missouri (No. 042-1267). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of the Company’s smokeless tobacco products in the State of Missouri during the period 1990 to the present. Plaintiffs allege the Company has violated the Merchandising Practices Act of Missouri. Plaintiffs seek unspecified compensatory damages and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

The Anklam, Hicks and Plume actions are derived from the previous antitrust action brought against Registrant by its competitor, Conwood Company L.P. For the plaintiffs in these actions to prevail, they will have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that is has meritorious defenses in all such cases. Except as to Registrant’s willingness to consider alternative solutions for resolving such cases, all such cases are, and will continue to be, vigorously defended. Registrant intends to pursue settlement of these indirect purchaser actions on substantially similar terms as those set forth in the Stipulation of Settlement described above.

In Miami Cigar & Company v. UST Inc., et al., Circuit Court, Miami-Dade County, Florida (No. 99-16881), the parties resolved the action. On April 16, 2004, the parties filed a Stipulation for Dismissal with Prejudice.

(17)

UST Inc.
PART II — OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents the monthly share repurchases during the quarter ended March 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of the	Be Purchased Under
	Total Number of	Average Price Paid	Repurchase Program	the Repurchase
Period	Shares Purchased	Per Share	(1)	Program (1)
January (1/1/2004 – 1/31/2004)	284,000	$35.32	284,000	6,307,389
February (2/1/2004 – 2/29/2004)	338,000	$36.73	338,000	5,969,389
March (3/1/2004 – 3/31/2004)	407,900	$36.83	407,900	5,561,489

Total	1,029,900	$36.38	1,029,900

(1)	In October 1999, Registrant authorized a program to repurchase shares of its outstanding common stock up to a maximum of 20 million shares. There is currently no stated expiration date for this program.

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Stockholders was held on May 4, 2004.

c)	Matters voted upon at the meeting:

	Nominee	For	Withheld
Election of Directors
(Proposal No. 1)	John P. Clancey	150,103,081	3,256,920
	Vincent A. Gierer, Jr.	148,421,773	4,938,228
	Joseph E. Heid	150,410,850	2,949,151

	Affirmative	Negative	Abstentions	Broker Non-Votes
Ratification and Approval Of Independent Auditors (Proposal No. 2)	115,114,913	1,141,390	1,103,698	N/A
Stockholder Proposal Regarding Poison Pill (Proposal No. 3)	103,558,549	21,512,375	9,565,486	18,723,591
Stockholder Proposal Regarding Reduction of TSNAs (Proposal No. 4)	9,087,176	114,713,351	13,688,942	15,870,532

(18)

UST Inc.
PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	31.1	Section 302 Certification (CEO)

	31.2	Section 302 Certification (CFO)

	32	Section 906 Certification

(b)		Reports on Form 8-K

On January 23, 2004, Registrant furnished to the SEC a Current Report on Form 8-K which reported the release of its results of operations for, and its consolidated financial condition as of the fourth quarter and year ended December 31, 2003.

On March 15, 2004, Registrant filed with the SEC a Current Report on Form 8-K which reported agreements to settle outstanding antitrust litigation against it by one of its competitors and certain indirect purchaser claims.

(19)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc. (Registrant)
Date May 6, 2004	/s/ Robert T. D'Alessandro
Robert T. D'Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James D. Patracuolla
James D. Patracuolla
Vice President and Controller (Principal Accounting Officer)

(20)