Form 10-Q/A
period 2004-03-31
UST INC
filed 2004-05-13
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q/A

AMENDMENT NO. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For quarterly period ended	March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

	Commission File Number	0-17506

UST Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1193986

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Putnam Avenue, Greenwich, CT	06830

(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

The sole purpose of this amendment is to amend and restate Part I. Item 2 of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 to substitute the date March 20, 2004 for February 19, 2004 as set forth in the third paragraph of the section entitled “Smokeless Tobacco Segment.” In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, Registrant has included in this amendment only Part I, Item 2; Section (a) of Part II, Item 6; and Exhibits 31.1, 31.2 and 32. Except as set forth above, the information contained in the original filing is not amended hereby.

UST Inc.
PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Operations and Financial Condition

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

Registrant’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended March 20, 2004, total smokeless category retail shipments increased 3.9 percent over the similar prior year period, on a can-volume basis. The premium segment declined 2.5 percent, while the value segments, which include price value and sub-price value, increased 24.7 percent during the same period. Registrant’s share declined 2.6 percentage points to 71.7 percent. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco industry trends from wholesale to retail and is not intended as a basis for measuring Registrant’s financial performance. This information can vary significantly from Registrant’s actual results due to the fact that Registrant reports shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of Registrant’s actual results to those from RAD-SVT.

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

UST Inc.

(Registrant)

Date: May 13, 2004	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ James D. Patracuolla

James D. Patracuolla
Vice President and Controller
(Principal Accounting Officer)