Form 10-Q
period 2004-06-30
UST INC
filed 2004-08-05
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

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

Number of Common shares ($.50 par value) outstanding at June 30, 2004: 165,223,245

UST Inc.

(Registrant)

(2)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note)
ASSETS
Current assets
Cash and cash equivalents	$443,936	$438,040
Accounts receivable	39,482	68,230
Inventories:
Leaf tobacco	191,340	216,073
Products in process	178,834	200,696
Finished goods	143,262	137,287
Other materials and supplies	16,787	19,278

Total inventories	530,223	573,334
Deferred income taxes	77,650	127,064
Assets held for disposition	10,982	18,825
Prepaid expenses and other current assets	22,414	22,473

Total current assets	1,124,687	1,247,966
Property, plant and equipment, net	373,231	377,933
Other assets	92,019	100,595

Total assets	$1,589,937	$1,726,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$300,000	$—
Accounts payable and accrued expenses	146,919	185,938
Income taxes payable	125,533	55,155
Litigation liability	33,977	280,000

Total current liabilities	606,429	521,093
Long-term debt	840,000	1,140,000
Postretirement benefits other than pensions	81,208	80,507
Pensions	93,203	89,592
Deferred income taxes	744	4,435
Other liabilities	4,250	6,054
Contingencies (see note)	—	—

Total liabilities	1,625,834	1,841,681
Stockholders’ deficit
Preferred stock - par value $.10 per share:
Authorized - 10 million shares; issued – none	—	—
Common stock - par value $.50 per share:
Authorized - 600 million shares; issued 209,279,656 shares in 2004 and 207,500,386 shares in 2003	104,640	103,750
Additional paid-in capital	807,759	752,549
Retained earnings	403,500	306,091
Accumulated other comprehensive loss	(22,729)	(23,458)

	1,293,170	1,138,932
Less treasury stock – 44,056,411 shares in 2004 and 42,008,611 shares in 2003	1,329,067	1,254,119

Total stockholders’ deficit	(35,897)	(115,187)

Total liabilities and stockholders’ deficit	$1,589,937	$1,726,494

Note: The condensed consolidated statement of financial position at December 31, 2003 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$464,652	$436,224	$897,969	$853,825
Costs and expenses
Cost of products sold	86,597	78,926	168,562	154,637
Excise taxes	12,059	11,043	23,348	21,160
Selling, advertising and administrative	123,155	118,058	250,709	249,514

Total costs and expenses	221,811	208,027	442,619	425,311

Operating income	242,841	228,197	455,350	428,514
Interest, net	19,548	19,292	38,957	38,690

Earnings from continuing operations before income taxes	223,293	208,905	416,393	389,824
Income taxes	69,394	79,243	139,922	148,903

Earnings from continuing operations	153,899	129,662	276,471	240,921
Loss from discontinued operations (including income tax effect)	(6,006)	(676)	(6,889)	(1,092)

Net Earnings	$147,893	$128,986	$269,582	$239,829

Net earnings per basic share:
Earnings from continuing operations	$.93	$.78	$1.67	$1.44
Loss from discontinued operations	(.04)	(.01)	(.04)	(.01)

Net earnings per basic share	$.89	$.77	$1.63	$1.43
Net earnings per diluted share:
Earnings from continuing operations	$.92	$.77	$1.66	$1.43
Loss from discontinued operations	(.03)	—	(.04)	—

Net earnings per diluted share	$.89	$.77	$1.62	$1.43

Dividends per share	$.52	$.50	$1.04	$1.00

Average number of shares:
Basic	165,313	166,787	165,353	167,255
Diluted	166,569	167,920	166,669	168,252

See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$216,387	$(984,029)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(14,851)	(15,774)
Dispositions of property, plant and equipment	1,392	162

Net cash used in investing activities	(13,459)	(15,612)

FINANCING ACTIVITIES
Proceeds from the issuance of stock	50,089	23,593
Dividends paid	(172,173)	(167,137)
Stock repurchased	(74,948)	(76,817)
Withdrawals from restricted deposits	—	1,242,431

Net cash (used in) provided by financing activities	(197,032)	1,022,070

Increase in cash and cash equivalents	5,896	22,429
Cash and cash equivalents at beginning of year	438,040	382,003

Cash and cash equivalents at end of period	$443,936	$404,432

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$22,141	$118,642
Interest	41,775	41,776

See Notes to Condensed Consolidated Financial Statements.

(5)

UST Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

(In thousands, except per share amounts or where otherwise noted)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”).

As a result of the transfer of Registrant’s cigar operation pursuant to its previously announced agreement to resolve an antitrust action, the cigar operation is presented as Discontinued Operations. Accordingly, amounts related to this operation, reported on the 2003 Condensed Consolidated Statement of Operations, have been reclassified to conform to the 2004 presentation.

ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which superceded FSP No. 106-1, identified by the same title, as a result of the Act being signed into law in December 2003. As permitted by FSP 106-1, Registrant has elected to defer accounting for the effects of the Act on its postretirement welfare benefit plans. The methods used to determine Registrant’s accumulated postretirement benefit obligation and net periodic postretirement benefit cost for the period ended June 30, 2004 do not reflect the effects of the Act. Registrant has adopted FSP 106-2 effective July 1, 2004, as required. Adoption of this FSP is not expected to have a material impact on Registrant’s results of operations, financial position or cash flows.

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the second quarter of 2004 and 2003, total comprehensive income, net of taxes, amounted to $149,559,000 and $130,078,000, respectively. For the first six months of 2004 and 2003, total comprehensive income, net of taxes, was $270,311,000 and $240,869,000, respectively.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings:
As reported	$147,893	$128,986	$269,582	$239,829
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	79	—	157	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(1,122)	(959)	(2,260)	(1,902)

Pro forma	$146,850	$128,027	$267,479	$237,927

Basic earnings per share:
As reported	$.89	$.77	$1.63	$1.43
Pro forma	$.89	$.77	$1.62	$1.42
Diluted earnings per share:
As reported	$.89	$.77	$1.62	$1.43
Pro forma	$.88	$.76	$1.61	$1.41

REPURCHASE OF COMMON STOCK

Registrant repurchased 1,017,900 shares at a cost of $37.5 million during the quarter ended June 30, 2004. The second quarter amount included 0.3 million shares which were repurchased at prevailing market prices directly from the trust established for Registrant’s defined benefit pension plans. For the first six months of 2004, Registrant repurchased 2,047,800 shares at a cost of $74.9 million. The repurchases were made pursuant to Registrant’s authorized program to repurchase its outstanding common stock up to a maximum of 20 million shares. As of June 30, 2004, 15.5 million shares have been repurchased at a cost of $438.2 million under the program.

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Earnings from continuing operations	$153,899	$129,662	$276,471	$240,921
Loss from discontinued operations, net	(6,006)	(676)	(6,889)	(1,092)

Net earnings	$147,893	$128,986	$269,582	$239,829

Denominator:
Denominator for basic earnings per share - weighted-average shares	165,313	166,787	165,353	167,255
Dilutive effect of employee stock options	1,256	1,133	1,316	997

Denominator for diluted earnings per share	166,569	167,920	166,669	168,252

Net earnings per basic share:
Earnings from continuing operations	$.93	$.78	$1.67	$1.44
Loss from discontinued operations	(.04)	(.01)	(.04)	(.01)

Net earnings per basic share	$.89	$.77	$1.63	$1.43
Net earnings per diluted share:
Earnings from continuing operations	$.92	$.77	$1.66	$1.43
Loss from discontinued operations	(.03)	—	(.04)	—

Net earnings per diluted share	$.89	$.77	$1.62	$1.43

Options to purchase 0.8 million shares and 2.9 million shares of common stock outstanding as of June 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, were antidilutive.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS

In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003), the following provides the components of net periodic benefit cost for the three and six months ended June 30:

			Postretirement Benefits
	Pension Plans		Other than Pensions
Three months ended June 30,	2004	2003	2004	2003
Service cost	$4,155	$4,127	$1,254	$866
Interest cost	6,846	6,874	1,286	931
Expected return on plan assets	(5,797)	(4,802)	—	—
Amortization of unrecognized transition obligation	(2)	57	—	—
Amortization of prior service cost	(11)	(15)	(1,159)	(1,196)
Recognized actuarial loss	1,727	2,507	90	24

Net periodic benefit cost	$6,918	$8,748	$1,471	$625

			Postretirement Benefits
	Pension Plans		Other than Pensions
Six months ended June 30,	2004	2003	2004	2003
Service cost	$8,730	$7,967	$2,508	$2,069
Interest cost	14,204	13,242	2,541	2,223
Expected return on plan assets	(11,941)	(8,882)	—	—
Amortization of unrecognized transition obligation	(4)	109	—	—
Amortization of prior service cost	(22)	(28)	(2,279)	(2,858)
Recognized actuarial loss	3,714	4,935	234	58

Net periodic benefit cost	$14,681	$17,343	$3,004	$1,492

As previously disclosed in the 2003 Form 10-K, Registrant expects to contribute $5.6 million to its pension plans in 2004.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All other operations. Included in All other operations for both periods is Registrant’s international operations. Interim segment information is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$407,169	$385,191	$786,390	$752,969
Wine	48,219	42,830	93,538	85,803
All other	9,264	8,203	18,041	15,053

Net sales	$464,652	$436,224	$897,969	$853,825

Operating Profit:
Smokeless Tobacco	$240,690	$227,971	$451,656	$427,830
Wine	5,616	3,053	12,091	8,979
All other	2,313	2,358	4,498	3,089

Operating profit	248,619	233,382	468,245	439,898
Corporate expenses	(5,778)	(5,185)	(12,895)	(11,384)
Interest, net	(19,548)	(19,292)	(38,957)	(38,690)

Earnings from continuing operations before income taxes	$223,293	$208,905	$416,393	$389,824

Registrant’s identifiable assets by reportable segment did not change significantly from amounts appearing in the December 31, 2003 Consolidated Segment Information (see 2003 Form 10-K), with the exception of Smokeless Tobacco segment assets, which were lower due to decreases in deferred taxes and accounts receivable. In addition, total assets in All other operations decreased as a result of the transfer of the cigar operation to Swedish Match North America, Inc. (“Swedish Match”) (see Other Matters and Discontinued Operations notes).

DISCONTINUED OPERATIONS

On June 18, 2004, Registrant completed the transfer of its cigar operation to Swedish Match North America, Inc., a smokeless tobacco competitor, in connection with the previously announced resolution of an antitrust action. This transfer was completed to satisfy Registrant’s obligation under a litigation settlement, and therefore no consideration was received from Swedish Match. Pursuant to the transaction, Registrant transferred to Swedish Match substantially all the assets of its cigar operation and agreed to indemnify Swedish Match against all pre-closing liabilities (contingent or otherwise). The terms of the transaction are also subject to minor adjustment based on the level of working capital of the cigar operation at closing. Prior to the transfer, the cigar operation had been included within All other operations for segment reporting purposes. As a result of the transfer, the results of this operation are reflected within

(10)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DISCONTINUED OPERATIONS (continued)

Discontinued Operations for all periods presented on the Condensed Consolidated Statement of Operations. No loss on disposal was recorded in the current reporting period as a charge for the fair value of the cigar operation was previously recorded in 2003 as a component of the antitrust litigation loss.

The operating results of the cigar operation for the second quarter and first six months of 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2004	2003	2004	2003
Net Sales	$2,003	$2,646	$4,215	$5,057

Loss before income taxes	(3,116)	(994)	(4,399)	(1,684)
Income tax (expense) benefit	(2,890)	318	(2,490)	592

Loss from discontinued operations	$(6,006)	$(676)	$(6,889)	$(1,092)

The results for both the three and six months ended June 30, 2004 included a loss from cigar operations and the recognition of expenses, including a $3.9 million accrual for income tax contingencies, as well as severance and transaction costs, partially offset by the recognition of the difference between the fair value charge recorded in 2003 and the book value of the entity transferred on June 18, 2004.

INCOME TAXES

Registrant’s effective tax rate takes into consideration pre-tax income, statutory tax rates and Registrant’s tax profile in the various jurisdictions in which it operates. The tax bases of Registrant’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining Registrant’s effective tax rate and in evaluating its tax positions. Notwithstanding the fact that all of Registrant’s tax filing positions are supported by the requisite tax and legal authority, accruals are established in accordance with SFAS No. 5, Contingencies, when Registrant believes that these positions are likely to be subject to challenge by a tax authority.

(11)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (continued)

The Internal Revenue Service and other tax authorities audit Registrant’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which Registrant has established an accrual is audited and ultimately resolved. Various tax audits were completed and settled during the second quarter of 2004. Taking into consideration the results of these settlements, as well as the expirations of certain statutes of limitations and potential changes in facts and circumstances as they exist at this time, Registrant reversed income tax accruals of $15.8 million and $18.9 million, net of federal income tax benefit, in the second quarter and first six months of 2004, respectively. Primarily as a result of the reversal of these accruals, Registrant’s effective tax rate decreased to 31.1 percent and 33.6 percent for the second quarter and first six months of 2004, respectively, from 37.9 percent and 38.2 percent in the corresponding 2003 periods.

While it is often difficult to predict the timing of tax audits and their final outcome, Registrant believes that its accruals reflect the probable outcome of known tax contingencies. However, the final resolution of any such tax audit could result in either a reduction in Registrant’s accruals or an increase in its income tax provision, both of which could have a significant impact on the results of operations in any given period. Registrant continually and regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

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

Registrant is named in an action in Illinois brought by plaintiffs purporting to state a class action “on behalf of themselves and all other persons similarly situated’’ alleging that Registrant “manipulates the nicotine levels and absorption rates’’ in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price’’ of Registrant’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using Registrant’s smokeless tobacco products.

(12)

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

Registrant is named in an action in Idaho brought on behalf of a minor child alleging that his father died of “cancer of the throat” as a result of his use of Registrant’s smokeless tobacco product. Plaintiff also alleges “addiction” to nicotine and seeks unspecified compensatory and punitive damages and other relief.

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

(13)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (continued)

Registrant has been named as a defendant in a number of purported class actions brought by direct purchasers (wholesalers and distributors), and indirect purchasers (consumers and retailers) and class actions brought by indirect purchasers of its moist smokeless tobacco products in the states of Kansas and California. In addition, Registrant has been named as a defendant in an action brought by an individual plaintiff as an indirect purchaser in the State of Mississippi during an unspecified period of time.

As direct purchasers of Registrant’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in those consolidated actions allege individually and on behalf of a putative class of wholesalers and distributors that Registrant violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.’’ Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. Registrant has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action whom represent more than 88 percent of Registrant’s sales volume based on 2002 sales revenue. For those direct purchasing customers who agreed to settle the lawsuit and release all claims against the Registrant, Registrant agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement delayed cost savings planned for 2003 and had no material adverse effect on Registrant’s consolidated financial results. In January 2004, Registrant began making a second settlement offer to those direct purchasers that chose not to settle the litigation in 2003. To date, direct purchasers that have settled now represent over 93 percent of Registrant’s sales volume, based on 2002 sales revenues.

As indirect purchasers of Registrant’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of potential certification of the proposed class, plaintiffs in those actions allege individually, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of Kansas and California that Registrant has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. The Mississippi action also asserts a claim for civil conspiracy. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 individually or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects. Registrant reached an agreement, which has been approved by the court, to resolve a significant number of the indirect purchaser actions. Pursuant to the approved Stipulation of Settlement, adult consumers will receive coupons redeemable on future purchases of Registrant’s moist smokeless tobacco products. Registrant will pay all administrative costs of the settlement and attorneys’ fees. Registrant also intends to pursue settlement of other indirect purchaser actions not covered by the Stipulation of Settlement on substantially similar terms. Registrant recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions. At June 30, 2004, the liability associated with this charge decreased to $34 million, predominantly as a result of the payment of attorneys’ fees and administrative costs of the settlement.

(14)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (continued)

Each of the foregoing actions is derived directly from the Conwood litigation (see Other Matters note). For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. The plaintiffs in the above actions also will have to obtain favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. Registrant believes that the ultimate outcome of these purported class actions and the Kansas and California class actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Registrant believes that the ultimate outcome of the individual plaintiff case will not have a material adverse effect on its consolidated financial position, and even if plaintiff was to prevail, this action is not expected to have a material impact on its consolidated financial results for the particular reporting period in which resolved. Notwithstanding Registrant’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, beyond the amounts accrued, which could be associated with an adverse resolution.

OTHER MATTERS

On July 9, 2004, Registrant replaced its $300 million unsecured line of credit with various financial institutions, comprised of a $150 million, 364-day credit agreement and $150 million three-year credit agreement (the “Previous Credit Facility”), with a new $300 million three-year credit facility (the “New Credit Facility”). The New Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the New Credit Facility is determined based upon an interest rate, within a range of rates, dependent upon Registrant’s senior unsecured debt rating. The commitment fee currently payable is .15 percent per annum. This New Credit Facility was executed primarily to support commercial paper borrowings. Registrant had no direct borrowings under the Previous Credit Facility or commercial paper borrowings at June 30, 2004. Fees associated with the establishment of the New Credit Facility have been capitalized and will be amortized over the term of the Facility.

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

(15)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER MATTERS (continued)

On March 15, 2004, Registrant announced significant steps to resolve antitrust actions filed against it as a result of the Conwood litigation. In connection with these actions, Registrant recorded a $280 million pretax charge in 2003 associated with the following: (1) the resolution of an antitrust action brought by Swedish Match, a smokeless tobacco competitor, (2) an agreement for a proposed resolution of antitrust actions, subject to court approval, which was approved by the court on July 20, 2004, by indirect purchasers in 13 states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action required Registrant to pay $200 million, which was paid on March 16, 2004, and transfer its cigar operation to Swedish Match, which occurred on June 18, 2004. Included in the 2003 charge of $280 million was $40 million, reflecting the fair value of the cigar operation, which approximated its book value. Also included in the 2003 charge was $40 million, which represented Registrant’s best estimate of the total costs to resolve indirect purchaser actions. At June 30, 2004, the liability associated with this charge decreased to $34 million, predominantly as a result of the payment of attorneys’ fees and administrative costs of the settlement. The proposed settlement of the indirect purchaser actions covered by the subject agreement requires Registrant to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. In addition, Registrant intends to pursue settlement of other indirect purchaser actions not covered by this agreement on substantially similar terms.

On April 16, 2004, the Registrant resolved the action brought by Miami Cigar & Company, whereby the Registrant agreed to pay plaintiff $7 million, for which charges were recorded in prior periods. A Stipulation for Dismissal with Prejudice was filed.

(16)

UST Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

OVERVIEW

UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits, Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, Registrant is a leading manufacturer and marketer of moist smokeless tobacco products, including brands such as Copenhagen, Skoal, Rooster, Red Seal and Husky. Through International Wine & Spirits, Ltd., Registrant produces and markets premium wines sold nationally under the Chateau Ste. Michelle, Columbia Crest, Conn Creek and Villa Mt. Eden labels, and sparkling wine under the Domaine Ste. Michelle label.

Registrant conducts its business principally in the United States. Registrant’s operations are divided primarily into two segments, Smokeless Tobacco and Wine. Registrant’s international operations, which are not significant, are not included within either of these segments and are reported as All other operations.

In connection with a previously announced agreement to resolve an action brought under the antitrust laws by a smokeless tobacco competitor, Registrant transferred its cigar operation to such competitor on June 18, 2004. Results for this operation and the effects of its disposal are included within Discontinued Operations.

RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2004
COMPARED WITH THE SECOND QUARTER AND FIRST SIX MONTHS OF 2003

CONSOLIDATED RESULTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$464,652	$436,224	$897,969	$853,825
Net earnings	147,893	128,986	269,582	239,829
Basic earnings per share	.89	.77	1.63	1.43
Diluted earnings per share	.89	.77	1.62	1.43

(17)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the second quarter of 2004, consolidated net sales increased 6.5 percent to $464.7 million, operating income increased 6.4 percent to $242.8 million and net earnings increased 14.7 percent to $147.9 million, compared to the corresponding 2003 period. Basic and diluted earnings per share for the second quarter of 2004 were both $.89, which reflected an increase of 15.6 percent over each of the corresponding measures in the second quarter of 2003. For the first six months of 2004, net sales increased 5.2 percent to $898 million, operating income increased 6.3 percent to $455.4 million and net earnings increased 12.4 percent to $269.6 million, compared to the first six months of 2003. Basic and diluted earnings per share for the first six months of 2004 increased 14 percent to $1.63 and 13.3 percent to $1.62, respectively, from the corresponding 2003 period. The consolidated net sales increases in both 2004 periods were primarily due to higher selling prices for moist smokeless tobacco products, as well as improved case volume for premium wine.

The consolidated gross margin percentage decreased slightly in both 2004 periods, mainly due to higher unit costs, including costs associated with returned goods, for moist smokeless tobacco products, partially offset by higher selling prices for such products. Increased case volume sales for wine, which sells at lower margins than smokeless tobacco products, also had an impact on the gross margin percentage. Selling, advertising and administrative (SA&A) expenses increased in the second quarter of 2004, and remained relatively flat for the six-month period, compared to 2003. Both 2004 periods included incremental spending for direct selling and advertising initiatives in the Smokeless Tobacco segment in connection with Registrant’s plan to grow the smokeless tobacco category, partially offset by lower administrative and other expenses, primarily legal costs. The six-month comparison includes the effect of a $4.4 million charge, recorded in 2003, related to the bankruptcy filing of a significant smokeless tobacco customer. Corporate expenses increased for the second quarter and first six months of 2004, due to higher professional fees and other administrative expenses.

Registrant’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. Outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $2.8 million and $5.7 million, respectively, for the second quarter and first six months of 2004, compared to $2.1 million and $4.3 million in the corresponding 2003 periods.

Net interest expense for both 2004 periods remained relatively level with 2003, as there was no change in the average amount or rate of debt outstanding.

During the second quarter and first six months of 2004, various tax audits by the Internal Revenue Service and other taxing authorities were completed and settled. Taking into consideration the results of these settlements, as well as the expiration of certain statutes of limitations and potential changes in facts and circumstances as they exist at this time, Registrant reversed income tax accruals of $15.8 million and $18.9 million, net of federal income tax benefit, in the second quarter and first six months of 2004, respectively. Registrant’s effective tax rate decreased to 31.1 percent and 33.6 percent for the second quarter and first six months of 2004, respectively, from 37.9 percent and 38.2 percent in the corresponding 2003 periods, primarily as a result of the reversal of these accruals.

(18)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

DISCONTINUED OPERATIONS

Net earnings for the second quarter and first six months of 2004 included $6 million and $6.9 million, including the income tax effect, in losses from discontinued operations, respectively, compared to $.7 million and $1.1 million in the corresponding 2003 periods. Discontinued operations reflected the results of Registrant’s cigar operation, which it transferred to a smokeless tobacco competitor on June 18, 2004, in connection with the previously announced agreement to resolve an antitrust action. The results for both the three and six months ended June 30, 2004 included a loss from cigar operations and the recognition of expenses, including a $3.9 million accrual for income tax contingencies, as well as severance and transaction costs, partially offset by the recognition of the difference between the fair value charge recorded in 2003 and the book value of the entity transferred on June 18, 2004.

SMOKELESS TOBACCO SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$407,169	$385,191	$786,390	$752,969
Operating profit	240,690	227,971	451,656	427,830

Net sales for the Smokeless Tobacco segment increased 5.7 percent to $407.2 million and 4.4 percent to $786.4 million for the second quarter and first six months of 2004, respectively, versus the corresponding 2003 periods, and accounted for approximately 87.6 percent of 2004 consolidated year-to-date net sales. The increase in both 2004 periods was mainly due to higher selling prices for moist smokeless tobacco products. The second quarter net sales increase also reflected an improved trend in overall product mix from the first quarter comparison. For the six-month period, the effect of higher selling prices in 2004 was partially offset by increased sales incentive spending, an unfavorable shift in product mix between premium and both price value and sub-price value products, and an increase in costs associated with returned goods. Sales incentives in 2004 included costs associated with Registrant’s new brand-building customer incentive plan, the STEPS Rewards program.

Overall net volume for moist smokeless tobacco products increased 1.3 percent to 167.6 million cans for the second quarter of 2004 and 0.6 percent to 321.3 million cans for the first six months of 2004, compared to the corresponding prior year periods. Net unit volume results for the second quarter reflect a 1 percent decrease in premium can sales, and a 23.7 percent increase in aggregate price value and sub-price value can sales, while the six month period reflects a 1.6 percent decrease in premium can sales and a 22.9 percent increase in aggregate price value and sub-price value can sales, over the comparative 2003 periods.

Net unit volume for the second quarter and first six months of 2004 included 15.3 million and 25.2 million cans, respectively, of new products launched within the last three years, representing approximately 9.1 percent and 7.8 percent, respectively, of total moist smokeless unit volume. These new products included Skoal Long Cut Vanilla Blend, Skoal Long Cut Apple Blend, Skoal Long Cut Berry Blend, Copenhagen and Skoal Pouches, and new Red Seal products, along with Registrant’s sub-price value product, Husky.

(19)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net unit volume for both 2004 periods included increased promotional unit volume, mainly due to the introduction of Husky in 2004, as premium promotional unit volume decreased from comparative 2003 periods. Red Seal, Registrant’s price value product, and Husky, Registrant’s sub-price value product, accounted for 11.4 percent and 11.1 percent of Registrant’s second quarter and first six months of 2004 total moist smokeless tobacco net unit volume, respectively, as compared to 9.4 percent and 9.1 percent in the corresponding 2003 periods.

Registrant’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended June 12, 2004, total smokeless category retail shipments increased 5 percent over the similar prior year period, on a can-volume basis. The premium segment decline moderated to 1.5 percent, while the value segments, which include price value and sub-price value, increased 23.9 percent during the same period. Registrant’s share declined 2.6 percentage points to 70.1 percent. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco trends from wholesale to retail and is not intended as a basis for measuring Registrant’s financial performance. This information can vary significantly from Registrant’s actual results due to the fact that Registrant reports shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of Registrant’s actual results to those from RAD-SVT.

Cost of products sold increased 8.4 percent and 9.1 percent in the second quarter and first six months of 2004, respectively, primarily due to higher unit costs for moist smokeless tobacco products, along with slightly higher unit volume in both periods. The six month period also included the effects of an inventory write-down at a second-tier subsidiary. Segment gross profit increased 5.2 percent for the second quarter and 3.6 percent for the first six months of 2004, compared to the corresponding 2003 periods. In both periods this increase was primarily due to higher selling prices for moist smokeless tobacco products, partially offset by the factors adversely impacting cost of products sold. Offsetting the favorable sales comparison for the first six months was higher sales incentive spending, primarily for Registrant’s STEPS Rewards program and for costs associated with returned goods. The gross profit percentage decreased slightly in both 2004 periods as a result of the aforementioned factors.

Selling and advertising expenses increased significantly in both 2004 periods, primarily due to higher spending on direct marketing programs, mainly in connection with Registrant’s initiatives to attract adult smokers through a direct mail campaign and one-on-one marketing. This increased spending, which was in line with Registrant’s plans to increase smokeless tobacco category growth, was partially offset by lower spending associated with a customer sales alliance program, which was replaced with the STEPS Rewards program in the first quarter of 2004. Indirect selling expenses increased in both 2004 periods, primarily due to higher salaries and related costs, which included the effect of additional headcount to implement Registrant’s smokeless tobacco category growth plans. Administrative expenses decreased for both 2004 periods, compared to the similar 2003 periods, primarily as a result of lower legal spending and other administrative cost reductions. The decrease for the six-month period includes the effect of a $4.4 million charge, recorded in 2003, related to the bankruptcy of a significant wholesale customer.

(20)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS(Continued)

Segment operating profit increased 5.6 percent for both the second quarter and first six months of 2004 to $240.7 million and $451.7 million, respectively, compared to the corresponding 2003 periods.

WINE SEGMENT

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$48,219	$42,830	$93,538	$85,803
Operating profit	5,616	3,053	12,091	8,979

Wine segment net sales increased 12.6 percent and 9 percent for the second quarter and first six months of 2004, respectively, accounting for approximately 10.4 percent of consolidated year-to-date 2004 net sales. The increase was primarily attributable to 6.9 percent and 6.5 percent growth in premium case volume for the second quarter and six-month period, respectively. This volume growth was driven by recent product introductions, such as Two Vines, Red Diamond and Stimson Estate Cellars. Case volume for Chateau Ste. Michelle and Columbia Crest, Registrant’s two leading brands, was up 7.2 percent and 10.2 percent, respectively, for the second quarter and 5.6 percent and 6.4 percent, respectively, for the first six months of 2004, compared to the corresponding 2003 periods, despite a difficult competitive environment. These two brands accounted for 79.1 percent of Registrant’s total year-to-date 2004 premium wine case volume.

Cost of products sold increased 10.9 percent for the second quarter and 8.1 percent for the first six months of 2004, primarily as a result of the aforementioned higher case volumes. Gross profit for the Wine segment increased in both 2004 periods, compared to the similar 2003 periods, primarily as a result of the favorable volume comparisons and, more notably for the quarter, an improved product mix. The improved mix was particularly evident for the Chateau Ste. Michelle brand, which had stronger sales of its higher-margin Chardonnay and Merlot varietals than those of its lower-margin Riesling. The segment gross profit percentage increased slightly in both 2004 periods, as a result of the favorable shifts in product mix, partially offset by somewhat higher unit costs.

Selling and advertising expenses remained flat for both 2004 periods, compared to the corresponding 2003 periods, as higher point of sale and trade promotions in 2004 approximated the effects of higher promotional spending on one-time events in 2003. Indirect selling, administrative and other expenses were relatively level for the second quarter and the first six months of 2004, compared to the similar 2003 periods. Both 2004 periods included the effects of a planned increase in the sales force headcount to broaden distribution.

Operating profit for the Wine segment increased 84 percent to $5.6 million and 34.7 percent to $12.1 million for the second quarter and first six months of 2004, respectively, versus the corresponding 2003 periods.

(21)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ALL OTHER OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$9,264	$8,203	$18,041	$15,053
Operating profit	2,313	2,358	4,498	3,089

Net sales for All other operations increased 12.9 percent to $9.3 million and 19.8 percent to $18 million for the second quarter and first six months of 2004, respectively, compared to the corresponding 2003 periods, accounting for 2 percent of 2004 consolidated year-to-date net sales. Higher unit volume for moist smokeless tobacco sold by Registrant’s international operation was the source of this increase in both 2004 periods. All other operations reported an operating profit of $2.3 million for the second quarter and $4.5 million for the first six months of 2004, compared to $2.4 million and $3.1 million for the corresponding 2003 periods. Both 2004 periods were favorably affected by the improved sales results and lower spending on advertising, partially offset by higher legal spending, which had a greater impact on the quarter. The results for the cigar business, previously reported as All other operations, have been reflected as discontinued operations for all periods presented, and have been eliminated from the results reflected above.

LIQUIDITY AND CAPITAL RESOURCES:
CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2003

	Six Months Ended June 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$216,387	$(984,029)
Investing activities	(13,459)	(15,612)
Financing activities	(197,032)	1,022,070

For the first six months of 2004, net cash provided by operating activities was $216.4 million compared to net cash used in operating activities of $984 million in the first six months of 2003. The 2004 amount included net cash from operating activities of $425 million, partially offset by Registrant’s payment of the $200 million cash portion of the antitrust litigation settlement with a smokeless tobacco competitor, in addition to legal fees and other costs associated with the settlement of certain indirect purchaser antitrust claims. The 2003 amount included a payment of a $1.262 billion judgment in connection with an antitrust litigation loss, partially offset by net cash provided by other operating activities of $278 million. The primary sources of cash in 2004 are comprised of net earnings generated mainly by the Smokeless Tobacco segment and an increase in income taxes payable. Other than the payment associated with the antitrust litigation, the most significant uses of cash in operations for 2004 were for the payment of accounts payable and accrued expenses and for purchases of leaf tobacco for use in moist smokeless tobacco products. Registrant estimates that 2004 overall raw material inventory purchases for leaf tobacco and grapes will approximate amounts expended in 2003.

(22)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash used in investing activities was $13.5 million in 2004 versus $15.6 million in 2003. Expenditures for both years were related to purchases of property, plant and equipment. Registrant expects spending under the 2004 capital program to approximate $68 million.

For the first six months of 2004, Registrant’s net cash used in financing activities was $197 million, compared to net cash provided by financing activities of approximately $1 billion during the similar 2003 period. Proceeds from the issuance of stock increased in 2004, versus the prior year period, primarily as a result of increased stock option exercise activity. The dividends paid during the first six months of 2004 were greater than those in the corresponding 2003 period as a result of the 4 percent dividend rate increase approved by the Board of Directors in December 2003, partially offset by a lower number of issued and outstanding shares. Through the first six months of 2004, Registrant utilized $75 million to repurchase common stock under its share repurchase program, which is consistent with spending under the program in 2003. During 2003, Registrant utilized $1.242 billion of funds held in restricted deposits to substantially pay the aforementioned antitrust judgment.

As a result of the aforementioned sources and uses of cash, Registrant’s cash and cash equivalents balance increased $5.9 million from December 31, 2003.

On July 9, 2004, Registrant replaced its $300 million unsecured line of credit with various financial institutions, comprised of a $150 million, 364-day credit agreement and $150 million three-year credit agreement (the “Previous Credit Facility”), with a new $300 million three-year credit facility (the “New Credit Facility”). The New Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the New Credit Facility is determined based on an interest rate, within a range of rates, dependent upon Registrant’s senior unsecured debt rating. The commitment fee currently payable is .15 percent per annum. This New Credit Facility was executed primarily to support commercial paper borrowings. Registrant had no direct borrowings under the Previous Credit Facility or commercial paper borrowings at June 30, 2004. Fees associated with the establishment of the New Credit Facility have been capitalized and will be amortized over the term of the Facility.

Primarily as a result of the charge recorded in 2003 in connection with an agreement to resolve certain antitrust actions, Registrant reported a stockholders’ deficit of approximately $35.9 million as of June 30, 2004. As a general matter, a company could be restricted from paying dividends or repurchasing its common stock if it were insolvent or had insufficient capital. However, in light of Registrant’s cash flows and the values inherent in Registrant as a going concern, Registrant does not anticipate that its reporting a stockholders’ deficit for accounting purposes will have any negative impact on its operations, cash flows, its ability to pay dividends or repurchase its common stock pursuant to its previously announced share repurchase program, or fund its capital program.

Registrant will continue to have significant cash requirements for the remainder of 2004, primarily for the payment of dividends, the repurchase of common stock and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.

(23)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

There have not been any significant changes in Registrant’s internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

(24)

UST Inc.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 12, 2004, Registrant was served with a Summons and Class Action Complaint in an action entitled Cody Petsche, et al. v. U. S. Smokeless Tobacco Company, et al., District Court of Lancaster County, Nebraska (No. C1041788). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Nebraska during the period 1990 to the present. Plaintiffs allege Registrant violated the Nebraska antitrust and consumer protection laws. Plaintiffs seek unspecified compensatory damages and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

On May 24, 2004, Registrant was served with a Summons and First Amended Class Action Complaint in an action entitled Freddy D. Phillips, et al. v. United States Tobacco Company, et al., Circuit Court of Franklin County, Arkansas, Ozark District (CIV-2004-69). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the following states: Alaska, Arkansas, Minnesota, Montana, New Jersey, New York, Pennsylvania, Rhode Island and Utah during the period 1990 to the present. Plaintiffs allege Registrant violated the antitrust and consumer protection laws of the aforementioned states. Plaintiffs seek unspecified compensatory damages and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

On June 3, 2004, Registrant was served with a Summons and Class Action Complaint in an action entitled Carlton Phelps, et al. v. U. S. Smokeless Tobacco Company, et al., Superior Court of Vermont, Orange County (No. 91-5-04 Decv). This case was brought by two individual plaintiffs on behalf of themselves and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Vermont during the period January 1, 1990 to the present. Plaintiffs allege Registrant violated the Consumer Fraud Act of Vermont. Plaintiffs seek unspecified compensatory damages and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

On June 4, 2004, Registrant was served with a Summons and Class Action Complaint in an action entitled Scott R. Adams, et al. v. U. S. Smokeless Tobacco Company, et al., Superior Court of Maine, Penobscot County (No. CV-2004-92). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of Maine during the period 1990 to the present. Plaintiffs allege Registrant violated the Maine antitrust laws. Plaintiffs seek unspecified compensatory damages and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

On June 28, 2004, Registrant was served with a Summons and Class Action Complaint in an action entitled Jean B. Elichalt, et al. v. U. S. Smokeless Tobacco Company, et al., Superior Court of Massachusetts, Barnstable Division (BACV2004-00044-A). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the Commonwealth of Massachusetts during the period January 1, 1990 to the present. Plaintiffs allege Registrant violated the Consumer Protection Act of Massachusetts. Plaintiffs seek unspecified compensatory damages and statutory damages in an amount not to exceed $75,000 per putative class member and other relief.

(25)

UST Inc.
PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS (continued)

The Petsche, Phillips, Phelps, Adams and Elichalt actions are derived from the previous antitrust action brought against Registrant by its competitor, Conwood Company L.P. For the plaintiffs in these actions to prevail, they will have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in all such cases. Except as to Registrant’s willingness to consider alternative solutions for resolving such cases, all such cases are, and will continue to be, vigorously defended. Registrant intends to pursue settlement of these indirect purchaser actions on substantially similar terms as those set forth in the Stipulation of Settlement, previously reported, and approved as described below.

In the indirect purchaser actions, on July 20, 2004, the Circuit Court of Jefferson County, Tennessee granted final approval of the Stipulation of Settlement with indirect purchasers in the states of Arizona, Florida, Hawaii, Iowa, Mississippi, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and West Virginia and the District of Columbia.

In Richard Kline, et al. v. United States Tobacco Company, et al., Iowa District Court, Polk County (Case No. 98782), on June 22, 2004, the court granted Plaintiff’s Unopposed Motion for Voluntary Dismissal without prejudice. This action was described in the Form 10-Q filed for the period ended June 30, 2003.

In Kristian Dell Hicks, et al. v. United States Tobacco Company, et al., District Court of Nevada, Clark County (No. A483682) on July 23, 2004, the court granted the parties' Stipulation and dismissed the case with prejudice. This action was described in the Form 10-Q filed for the period ended March 31, 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table presents the monthly share repurchases during the quarter ended June 30, 2004:

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of the	Purchased Under
	Shares	Price Paid	Repurchase	the Repurchase
Period	Purchased	Per Share	Program (1)	Program (1)
April (4/1/2004 – 4/30/2004)	276,300	$36.82	276,300	5,285,189
May (5/1/2004 – 5/31/2004)	383,200	$37.09	383,200	4,901,989
June (6/1/2004 – 6/30/2004)	358,400	$36.54	358,400	4,543,589

Total	1,017,900	$36.82	1,017,900

(1)	In October 1999, Registrant authorized a program to repurchase shares of its outstanding common stock up to a maximum of 20 million shares. There is currently no stated expiration date for this program.

(26)

UST Inc.
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Section 302 Certification (CEO)

31.2	Section 302 Certification (CFO)

32	Section 906 Certification

(b)	Reports on Form 8-K

On April 22, 2004, Registrant filed a Current Report on Form 8-K which reported the release of its results of operations for, and its consolidated financial condition as of the quarter ended March 31, 2004.

(27)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.

(Registrant)

Date August 5, 2004	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ James D. Patracuolla

James D. Patracuolla
Vice President and Controller
(Principal Accounting Officer)

(28)