Form 10-Q
period 2004-09-30
UST INC
filed 2004-11-04
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

Number of Common shares ($.50 par value) outstanding at September 30, 2004       165,232,365

UST Inc.

(Registrant)

(1)

''

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note)
ASSETS
Current assets
Cash and cash equivalents	$522,010	$438,040
Accounts receivable	36,870	68,230
Inventories:
Leaf tobacco	175,121	216,073
Products in process	182,895	200,696
Finished goods	149,547	137,287
Other materials and supplies	16,142	19,278

Total inventories	523,705	573,334
Deferred income taxes	50,509	127,064
Assets held for disposition	17,683	18,825
Prepaid expenses and other current assets	27,287	22,473

Total current assets	1,178,064	1,247,966
Property, plant and equipment, net	379,909	377,933
Other assets	90,158	100,595

Total assets	$1,648,131	$1,726,494

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$300,000	$—
Accounts payable and accrued expenses	176,263	185,938
Income taxes payable	106,903	55,155
Litigation liability	33,477	280,000

Total current liabilities	616,643	521,093
Long-term debt	840,000	1,140,000
Postretirement benefits other than pensions	81,373	80,507
Pensions	94,814	89,592
Deferred income taxes	3,684	4,435
Other liabilities	5,774	6,054

Total liabilities	1,642,288	1,841,681
Stockholders’ equity (deficit)
Preferred stock — par value $.10 per share:
Authorized — 10 million shares; issued — none	—	—
Common stock — par value $.50 per share:
Authorized — 600 million shares; issued 210,262,476 shares in 2004 and 207,500,386 shares in 2003	105,131	103,750
Additional paid-in capital	839,320	752,549
Retained earnings	450,583	306,091
Accumulated other comprehensive loss	(22,640)	(23,458)

	1,372,394	1,138,932
Less treasury stock — 45,030,111 shares in 2004 and 42,008,611 shares in 2003	1,366,551	1,254,119

Total stockholders’ equity (deficit)	5,843	(115,187)

Total liabilities and stockholders’ equity (deficit)	$1,648,131	$1,726,494

Note:	The condensed consolidated statement of financial position at December 31, 2003 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$462,023	$434,672	$1,359,992	$1,288,497
Costs and expenses
Cost of products sold	92,155	91,561	260,717	246,198
Excise taxes	12,534	11,127	35,882	32,287
Selling, advertising and administrative	124,789	111,363	375,498	360,877

Total costs and expenses	229,478	214,051	672,097	639,362

Operating income	232,545	220,621	687,895	649,135
Interest, net	18,604	19,104	57,561	57,794

Earnings from continuing operations before income taxes	213,941	201,517	630,334	591,341
Income taxes	80,563	76,967	220,485	225,870

Earnings from continuing operations	133,378	124,550	409,849	365,471
Loss from discontinued operations (including income tax effect)	(326)	(501)	(7,215)	(1,593)

Net Earnings	$133,052	$124,049	$402,634	$363,878

Net earnings per basic share:
Earnings from continuing operations	$.81	$.75	$2.48	$2.19
Loss from discontinued operations	—	—	(.04)	(.01)

Net earnings per basic share	$.81	$.75	$2.44	$2.18
Net earnings per diluted share:
Earnings from continuing operations	$.80	$.74	$2.46	$2.18
Loss from discontinued operations	—	—	(.04)	(.01)

Net earnings per diluted share	$.80	$.74	$2.42	$2.17

Dividends per share	$.52	$.50	$1.56	$1.50

Average number of shares:
Basic	165,024	166,142	165,243	166,880
Diluted	166,368	167,363	166,568	167,951

See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$412,585	$(836,338)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(37,655)	(32,907)
Dispositions of property, plant and equipment	1,566	1,831

Net cash used in investing activities	(36,089)	(31,076)

FINANCING ACTIVITIES
Proceeds from the issuance of stock	78,048	30,160
Withdrawals from restricted deposits	—	1,242,431
Dividends paid	(258,142)	(250,146)
Stock repurchased	(112,432)	(110,475)

Net cash (used in) provided by financing activities	(292,526)	911,970

Increase in cash and cash equivalents	83,970	44,556
Cash and cash equivalents at beginning of year	438,040	382,003

Cash and cash equivalents at end of period	$522,010	$426,559

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes	$87,264	$174,245
Interest	74,850	74,850

See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

(In thousands, except per share amounts or where otherwise noted)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”).

As a result of the transfer of Registrant’s cigar operation pursuant to its previously announced agreement to resolve an antitrust action, the cigar operation is presented as Discontinued Operations. Accordingly, amounts related to this operation, reported on the 2003 Condensed Consolidated Statement of Operations, have been reclassified to conform to the 2004 presentation.

ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board issued Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which superceded FSP No. 106-1, identified by the same title, as a result of the Act being signed into law in December 2003. Effective July 1, 2004, Registrant adopted FSP No. 106-2, as required, in connection with its postretirement welfare benefit plans (“the Plans”), on a prospective basis. The Act provides for a federal subsidy equal to 28 percent of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP 106-2 provides authoritative guidance on accounting and disclosure for the federal subsidy specified in the Act. Registrant along with the Plans’ actuary has concluded that the prescription drug benefits provided under its Plans are at least actuarially equivalent to the prescription drug benefits offered under Medicare Part D. As such, a remeasurement of the accumulated plan benefit obligation (“APBO”), including the effects of the subsidy, was made as of July 1, 2004. This remeasurement was based on the provisions of the plans in place on the measurement date and incorporated the most current actuarial assumptions and discount rates.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ACCOUNTING PRONOUNCEMENTS (continued)

In accordance with FSP No. 106-2, the effect on Registrant’s APBO as a result of the subsidy has been accounted for as an actuarial experience gain, to be amortized as a component of net periodic postretirement benefit cost. The expected subsidy reduced Registrant’s APBO by approximately $4.1 million as of July 1, 2004, related primarily to benefits attributed to past service. The adoption of FSP No. 106-2 also affects service and interest costs associated with the Plans and reduced the net periodic postretirement benefit cost by approximately $0.2 million for the quarter ended September 30, 2004.

COMPREHENSIVE INCOME

The components of comprehensive income for Registrant are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the third quarter of 2004 and 2003, total comprehensive income, net of taxes, amounted to $133.1 million and $124.3 million respectively. For the first nine months of 2004 and 2003, total comprehensive income, net of taxes, was $403.5 million and $365.2 million respectively.

REPURCHASE OF COMMON STOCK

Registrant repurchased approximately 1 million shares at a cost of $37.5 million during the quarter ended September 30, 2004. For the first nine months of 2004, Registrant repurchased approximately 3 million shares at a cost of $112.4 million, which included approximately 0.3 million shares repurchased at prevailing market prices directly from the trust established for Registrant’s defined benefit pension plans. The repurchases were made pursuant to Registrant’s authorized program to repurchase its outstanding common stock up to a maximum of 20 million shares. As of September 30, 2004, 16.4 million shares have been repurchased at a cost of $475.7 million under the program.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCK BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, Registrant accounts for its employee stock compensation plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Consistent with the method described in SFAS No. 123, if compensation expense for Registrant’s plans had been determined based on the fair value at the grant dates for awards under its plans, net earnings and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings:
As reported	$133,052	$124,049	$402,634	$363,878
Add: Total stock based employee compensation expense included in reported net income, net of related tax effect	417	30	574	30
Deduct: Total stock based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(1,502)	(884)	(3,762)	(2,786)

Pro forma	$131,967	$123,195	$399,446	$361,122

Basic earnings per share:
As reported	$.81	$.75	$2.44	$2.18
Pro forma	$.80	$.74	$2.42	$2.16
Diluted earnings per share:
As reported	$.80	$.74	$2.42	$2.17
Pro forma	$.79	$.74	$2.40	$2.15

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Earnings from continuing operations	$133,378	$124,550	$409,849	$365,471
Loss from discontinued operations, net	(326)	(501)	(7,215)	(1,593)

Net earnings	$133,052	$124,049	$402,634	$363,878

Denominator:
Denominator for basic earnings per share - weighted-average shares	165,024	166,142	165,243	166,880
Dilutive effect of stock based awards	1,344	1,221	1,325	1,071

Denominator for diluted earnings per share	166,368	167,363	166,568	167,951

Net earnings per basic share:
Earnings from continuing operations	$.81	$.75	$2.48	$2.19
Loss from discontinued operations	—	—	(.04)	(.01)

Net earnings per basic share	$.81	$.75	$2.44	$2.18
Net earnings per diluted share:
Earnings from continuing operations	$.80	$.74	$2.46	$2.18
Loss from discontinued operations	—	—	(.04)	(.01)

Net earnings per diluted share	$.80	$.74	$2.42	$2.17

Options to purchase 1.6 million shares and 2 million shares of common stock outstanding as of September 30, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, would be antidilutive.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS

In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003), the following provides the components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003:

			Postretirement Benefits
	Pension Plans		Other than Pensions
Three months ended September 30,	2004	2003	2004	2003
Service cost	$4,025	$4,009	$1,140	$753
Interest cost	6,809	6,703	1,199	809
Expected return on plan assets	(5,854)	(5,052)	—	—
Amortization of unrecognized transition obligation	(2)	56	—	—
Amortization of prior service cost	(11)	(14)	(1,091)	(1,041)
Recognized actuarial loss	1,587	2,341	27	21

Net periodic benefit cost	$6,554	$8,043	$1,275	$542

			Postretirement Benefits
	Pension Plans		Other than Pensions
Nine months ended September 30,	2004	2003	2004	2003
Service cost	$12,755	$11,976	$3,648	$2,822
Interest cost	21,013	19,945	3,740	3,032
Expected return on plan assets	(17,795)	(13,934)	—	—
Amortization of unrecognized transition obligation	(6)	165	—	—
Amortization of prior service cost	(33)	(42)	(3,370)	(3,899)
Recognized actuarial loss	5,301	7,276	261	79

Net periodic benefit cost	$21,235	$25,386	$4,279	$2,034

As previously disclosed in the 2003 Form 10-K, Registrant expects to contribute $5.6 million to its pension plans in 2004.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION

Registrant’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other operations. Included in All Other operations for both periods are Registrant’s international operations. Interim segment information is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$396,369	$375,994	$1,182,759	$1,128,963
Wine	56,822	50,034	150,360	135,837
All Other	8,832	8,644	26,873	23,697

Net sales	$462,023	$434,672	$1,359,992	$1,288,497

Operating Profit:
Smokeless Tobacco	$229,503	$218,144	$681,159	$645,974
Wine	6,152	4,492	18,243	13,471
All Other	3,052	2,648	7,550	5,737

Operating profit	238,707	225,284	706,952	665,182
Corporate expenses	(6,162)	(4,663)	(19,057)	(16,047)
Interest, net	(18,604)	(19,104)	(57,561)	(57,794)

Earnings from continuing operations before income taxes	$213,941	$201,517	$630,334	$591,341

Registrant’s identifiable assets by reportable segment did not change significantly from amounts appearing in the December 31, 2003 Consolidated Segment Information (See 2003 Form 10-K), with the exception of Smokeless Tobacco segment assets, which were lower due to decreases in deferred taxes and accounts receivable, and Corporate assets, which reflect an increase in cash and cash equivalents. In addition, total assets in All Other operations decreased as a result of the transfer of the cigar operation to Swedish Match North America, Inc. (“Swedish Match”) (see Other Matters and Discontinued Operations notes).

DISCONTINUED OPERATIONS

On June 18, 2004, Registrant completed the transfer of its cigar operation to Swedish Match, a smokeless tobacco competitor, in connection with the previously announced resolution of an antitrust action. This transfer was completed to satisfy Registrant’s obligation under a litigation settlement, and therefore no consideration was received from Swedish Match. Pursuant to the transaction, Registrant transferred to Swedish Match substantially all the assets of its cigar operation and agreed to indemnify Swedish Match against all pre-closing liabilities (contingent or otherwise). The terms of the transaction are also subject to minor adjustment based on the level of working capital of the cigar operation at closing. Prior to the transfer, the cigar operation had been included within All Other operations for segment reporting purposes. As a result of the transfer, the results of this operation are reflected within Discontinued Operations for all periods presented on the Condensed Consolidated Statement of Operations.

(10)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DISCONTINUED OPERATIONS (continued)

The operating results of the cigar operation for the third quarter and first nine months of 2004 and 2003 were as follows:

	Three months ended		Nine months ended
(in thousands)	September 30,		September 30,
	2004	2003	2004	2003
Net Sales	$—	$2,905	$4,215	$7,962

Loss before income taxes	(500)	(776)	(4,899)	(2,460)
Income tax benefit (expense)	174	275	(2,316)	867

Loss from discontinued operations	$(326)	$(501)	$(7,215)	$(1,593)

The results for the nine months ended September 30, 2004 included a loss from cigar operations and the recognition of expenses, including a $3.9 million accrual for income tax contingencies, as well as severance and transaction costs, partially offset by the recognition of the difference between the fair value charge recorded in 2003 and the book value of the entity transferred on June 18, 2004. Results of discontinued operations for the third quarter of 2004 reflect additional costs associated with the completion of the transaction.

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

(11)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (continued)

The Internal Revenue Service and other tax authorities audit Registrant’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which Registrant has established an accrual is audited and ultimately resolved. Various tax audits were completed and settled during the first nine months of 2004. Taking into consideration the results of these settlements, as well as the expirations of certain statutes of limitations and potential changes in facts and circumstances as they exist at this time, Registrant reversed income tax accruals of $1.1 million and $20 million, net of federal income tax benefit, in the third quarter and first nine months of 2004, respectively. Primarily as a result of the reversal of these accruals, Registrant’s effective tax rate decreased to 37.7 percent and 35 percent for the third quarter and first nine months of 2004, respectively, from 38.2 percent in both corresponding 2003 periods.

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

(12)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (continued)

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

Registrant is named in an action in Idaho brought on behalf of a minor child alleging that his father died of “cancer of the throat” as a result of his use of Registrant’s smokeless tobacco product. Plaintiff also alleges “addiction” to nicotine and seeks unspecified compensatory damages and other relief.

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

(13)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (continued)

As direct purchasers of Registrant’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in those consolidated actions allege individually and on behalf of a putative class of wholesalers and distributors that Registrant violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.” Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. Registrant has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action who represent more than 88 percent of Registrant’s sales volume based on 2002 sales revenue. For those direct purchasing customers who agreed to settle the lawsuit and release all claims against Registrant, Registrant agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement delayed cost savings planned for 2003 and had no material adverse effect on Registrant’s consolidated financial results. In January 2004, Registrant made a second settlement offer to those direct purchasers that chose not to settle the litigation in 2003. Direct purchasers that have settled now represent over 93 percent of Registrant’s sales volume, based on 2002 sales revenues.

As indirect purchasers of Registrant’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of potential certification of the proposed class, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of Kansas and California, that Registrant has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 per class member or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects. Registrant reached an agreement, which has been approved by the court, to resolve a significant number of the indirect purchaser actions. The jurisdictions covered by the settlement are identified in Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. Pursuant to the approved Stipulation of Settlement, adult consumers will receive coupons redeemable on future purchases of Registrant’s moist smokeless tobacco products. Registrant will pay all administrative costs of the settlement and plaintiffs’ attorneys’ fees. Registrant also intends to pursue settlement of other indirect purchaser actions not covered by the Stipulation of Settlement on substantially similar terms. In this regard, Registrant continues to make progress. Registrant has resolved indirect purchaser actions in approximately 70 percent of the states in which they were filed, with litigation in these states being at various stages of the courts’ dismissal processes. Registrant recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions. At September 30, 2004, the liability associated with this charge decreased to $32.6 million, predominantly as a result of the payment of plaintiffs’ attorneys’ fees and administrative costs of the settlement.

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

OTHER MATTERS

On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. As a result of the Tobacco Reform Act, the Secretary of Agriculture will impose quarterly assessments on tobacco manufacturers and importers, not to exceed $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary will be impacted by a number of allocation factors, as defined in the Tobacco Reform Act. These quarterly assessments will be used to fund a trust to compensate, or “buy out”, tobacco quota farmers, in lieu of the repealed federal support program. Registrant does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period.

On July 9, 2004, Registrant replaced its $300 million unsecured line of credit with various financial institutions, comprised of a $150 million, 364-day credit agreement and $150 million three-year credit agreement (the “Previous Credit Facility”), with a new $300 million three-year credit facility (the “New Credit Facility”). The New Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the New Credit Facility is determined based on an interest rate, within a range of rates, dependent upon Registrant’s senior unsecured debt rating. The commitment fee currently payable is .15 percent per annum. This New Credit Facility was executed primarily to support commercial paper borrowings. Registrant had no direct borrowings under the New Credit Facility or commercial paper borrowings at September 30, 2004. Fees of approximately $0.9 million associated with the establishment of the New Credit Facility have been capitalized and will be amortized over the term of the Facility.

(15)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER MATTERS (continued)

On April 16, 2004, the Registrant resolved the action brought by Miami Cigar & Company, whereby the Registrant agreed to pay plaintiff $7 million, for which charges were recorded in prior periods. A Stipulation for Dismissal with Prejudice was filed.

On March 15, 2004, Registrant announced significant steps to resolve antitrust actions filed against it as a result of the Conwood litigation. In connection with these actions, Registrant recorded a $280 million pretax charge in 2003 associated with the following: (1) the resolution of an antitrust action brought by Swedish Match, a smokeless tobacco competitor, (2) an agreement for a proposed resolution of antitrust actions, subject to court approval, which was approved by the court on July 20, 2004, by indirect purchasers in 13 states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action required Registrant to pay $200 million, which was paid on March 16, 2004, and transfer its cigar operation to Swedish Match, which occurred on June 18, 2004. Included in the 2003 charge of $280 million was $40 million, reflecting the fair value of the cigar operation, which approximated its book value. Also included in the 2003 charge was $40 million, which represented Registrant’s best estimate of the total costs to resolve indirect purchaser actions. At September 30, 2004, the liability associated with this charge decreased to $32.6 million, predominantly as a result of the payment of plaintiffs’ attorneys’ fees and administrative costs of the settlement. The settlement of the indirect purchaser actions covered by the subject agreement requires Registrant to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. In addition, Registrant intends to pursue settlement of other indirect purchaser actions not covered by this agreement on substantially similar terms. In this regard, Registrant has made substantial progress. Registrant has resolved indirect purchaser actions in approximately 70 percent of the states in which they were filed, with litigation in these states being at various stages of the courts’ dismissal processes.

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

(16)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

The following discussion and analysis of Registrant’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Form 10-Q, as well as the consolidated financial statements and notes thereto included in Registrant’s 2003 Form 10-K. Herein, Registrant makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within Management’s Discussion and Analysis.

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

RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2004
COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF 2003

CONSOLIDATED RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$462,023	$434,672	$1,359,992	$1,288,497
Net earnings	133,052	124,049	402,634	363,878
Basic earnings per share	.81	.75	2.44	2.18
Diluted earnings per share	.80	.74	2.42	2.17

(17)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the third quarter of 2004, consolidated net sales increased 6.3 percent to $462 million, operating income increased 5.4 percent to $232.5 million and net earnings increased 7.3 percent to $133.1 million, compared to the corresponding 2003 period. Basic and diluted earnings per share for the third quarter of 2004 were $0.81 and $0.80, respectively, which reflected a corresponding increase of 8 percent and 8.1 percent over each of the comparative measures in the third quarter of 2003. For the first nine months of 2004, net sales increased 5.5 percent to $1.36 billion, operating income increased 6 percent to $687.9 million and net earnings increased 10.7 percent to $402.6 million, compared to the first nine months of 2003. Basic and diluted earnings per share for the first nine months of 2004 were $2.44 and $2.42, respectively, which reflected a corresponding increase of 11.9 percent and 11.5 percent over each of the comparative measures in the first nine months of 2003. The consolidated net sales increases in both 2004 periods were primarily due to higher selling prices for moist smokeless tobacco products, as well as improved case volume for premium wine.

Both 2003 periods included a charge of $10.4 million, which was the result of a $6.7 million inventory write-down at F.W. Rickard Seeds, Inc., a second-tier subsidiary, included in cost of products sold in the Smokeless Tobacco segment, and $3.7 million in other charges, also related to F.W. Rickard Seeds, Inc., included in selling, advertising and administrative (SA&A) expenses. This charge was completely offset by a corresponding reduction in Registrant’s incentive compensation (bonus) fund also included in SA&A expenses.

The consolidated gross profit percentage increased slightly in the third quarter of 2004 compared to the third quarter of 2003, mainly due to the inventory write-down in 2003 at F.W. Rickard Seed, Inc. and comparatively higher selling prices for moist smokeless tobacco products, partially offset by higher unit costs for such products in 2004. Increased case volume sales for wine, which sells at lower margins than smokeless tobacco products, also partially offset the increase in gross profit percentage for the quarter. For the first nine months of 2004, the consolidated gross profit percentage decreased slightly from the comparative 2003 percentage, mainly due to higher unit costs for moist smokeless tobacco products, partially offset by higher selling prices for such products. Increased case volume sales for wine had a similar impact on the nine month gross profit percentage as on the quarter.

SA&A expenses increased in both 2004 periods compared to 2003 primarily as a result of the $10.4 million reduction in expense recorded for Registrant’s incentive compensation (bonus) fund in the third quarter of 2003, offset by $3.7 million in other SA&A charges recorded in the same quarter, both of which related to adjustments recorded at F.W. Rickard Seeds, Inc. SA&A expenses increased in both 2004 periods also as a result of incremental spending for direct selling and advertising initiatives in the Smokeless Tobacco segment in connection with Registrant’s plan to grow the smokeless tobacco category, and higher administrative expenses. The nine-month comparison also includes the effect of a $4.4 million charge, recorded in 2003, related to the bankruptcy filing of a significant smokeless tobacco customer. Corporate expenses increased for the third quarter and first nine months of 2004, due to higher professional fees and other administrative expenses.

(18)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Registrant’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. Outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $2 million and $7.7 million, respectively, for the third quarter and first nine months of 2004, compared to $2.4 million and $6.7 million in the corresponding 2003 periods.

Net interest expense for both 2004 periods decreased slightly from the corresponding periods in 2003, primarily as a result of higher interest income earned on cash equivalent investments. There was no change between periods in the average amount or rate of debt outstanding.

During the third quarter and first nine months of 2004, various tax audits by the Internal Revenue Service and other taxing authorities were completed and settled. Taking into consideration the results of these settlements, as well as the expiration of certain statutes of limitations and potential changes in facts and circumstances as they exist at this time, Registrant reversed income tax accruals of $1.1 million and $20 million, net of federal income tax benefit, in the third quarter and first nine months of 2004, respectively. Registrant’s effective tax rate decreased to 37.7 percent and 35 percent for the third quarter and first nine months of 2004, respectively, from 38.2 percent in both corresponding 2003 periods, primarily as a result of the reversal of these accruals.

DISCONTINUED OPERATIONS

Net earnings for the third quarter and first nine months of 2004 included after-tax losses of $0.3 million and $7.2 million from discontinued operations, respectively, compared to $0.5 million and $1.6 million in the corresponding 2003 periods. Discontinued operations reflected the results of Registrant’s cigar operation, which was transferred to a smokeless tobacco competitor on June 18, 2004, in connection with the previously announced agreement to resolve an antitrust action. Results of discontinued operations for the third quarter of 2004 reflect additional costs associated with the completion of the transaction. The results for the nine months ended September 30, 2004 included a loss from cigar operations and the recognition of expenses, including a $3.9 million accrual for income tax contingencies, as well as severance and transaction costs, partially offset by the recognition of the difference between the fair value charge recorded in 2003 and the book value of the entity transferred on June 18, 2004.

(19)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SMOKELESS TOBACCO SEGMENT

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$396,369	$375,994	$1,182,759	$1,128,963
Operating profit	229,503	218,144	681,159	645,974

Net sales for the Smokeless Tobacco segment increased 5.4 percent to $396.4 million and 4.8 percent to $1.183 billion for the third quarter and first nine months of 2004, respectively, versus the corresponding 2003 periods, and accounted for approximately 87 percent of 2004 consolidated year-to-date net sales. The increase in both 2004 periods was mainly due to higher selling prices for moist smokeless tobacco products partially offset in the first nine months of 2004 by increased sales incentive spending and promotions. Sales incentives in 2004 included costs associated with Registrant’s new brand-building customer incentive plan, the STEPS Rewards program, as well as other discounts. Sales of promoted cans, together with spending on sales incentives, decreased slightly for the quarter. The third quarter net sales increase also reflected the continuation of an improving trend in overall product mix from the second quarter comparison. Overall net volume for moist smokeless tobacco products increased 1.2 percent to 161.2 million cans for the third quarter of 2004 and 0.8 percent to 482.6 million cans for the first nine months of 2004, compared to the corresponding prior year periods.

Net unit volume for premium products fell slightly by 0.7 percent and 1.3 percent, respectively, for the third quarter and first nine months of 2004 compared to the corresponding 2003 periods, primarily as a result of a reduction in pre-pack promotional volume of 34.2 percent and 14.7 percent in the same comparative periods.

Net unit volume of price value products increased 18.9 percent and 21.5 percent in the third quarter and first nine months of 2004, respectively, compared to the corresponding 2003 periods. Net unit volume for both 2004 periods included increased pre-pack promotional unit volume, mainly due to the promotion of Red Seal products and the continued expansion of Registrant’s sub-price value product, Husky. Red Seal, Registrant’s traditional price value product, and Husky accounted for 11 percent of both the third quarter and first nine months of 2004 total moist smokeless tobacco net unit volume, as compared to 9.4 percent and 9.2 percent in the corresponding 2003 periods.

Net unit volume for the third quarter and first nine months of 2004 included 17.2 million and 42.3 million cans, respectively, of new products launched within the last three years, representing approximately 10.6 percent and 8.8 percent, respectively, of total moist smokeless unit volume. These new products included Skoal Long Cut Apple Blend, Skoal Long Cut Berry Blend, Skoal Long Cut Vanilla Blend, Copenhagen and Skoal Pouches, new Red Seal products and Husky.

(20)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Registrant’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended September 4, 2004, total smokeless category retail shipments increased 6 percent over the similar prior year period, on a can-volume basis. The premium segment’s decline moderated to 0.8 percent, with Registrant’s premium net volume remaining flat in the comparative period. The value segments, which include traditional price value and sub-price value, increased 24.7 percent during the same period, with Registrant’s net volume of combined traditional price value and sub-price value increasing 18.7 percent in the comparative period. Although Registrant’s share of total category declined 2.8 percentage points to 69.4 percent, Registrant’s retail shipments on a can-volume basis increased 1.9 percent from the similar prior year period. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco trends from wholesale to retail and is not intended as a basis for measuring Registrant’s financial performance. This information can vary significantly from Registrant’s actual results due to the fact that Registrant reports net shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of Registrant’s actual results to those from RAD-SVT.

Cost of products sold decreased 2.3 percent in the third quarter of 2004 predominantly related to a $6.7 million charge recorded in the third quarter of 2003 related to the inventory write-down at F.W. Rickard Seeds, Inc. For the first nine months of 2004, cost of products sold increased 4.9 percent, predominantly related to higher unit costs for moist smokeless tobacco products and a $2.5 million inventory write-down at F.W. Rickard Seeds, Inc. recorded in 2004, partially offset by the aforementioned $6.7 million charge in 2003.

Segment gross profit increased 7.1 percent for the third quarter and 4.7 percent for the first nine months of 2004, compared to the corresponding 2003 periods. In both periods, higher selling prices for moist smokeless tobacco products were partially offset by the factors adversely impacting cost of products sold. The gross profit percentage increased 1.3 percent for the third quarter and remained flat for the first nine months of 2004, compared to the corresponding 2003 periods, as a result of the aforementioned factors.

(21)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling and advertising expenses increased 4.7 percent and 9.4 percent, respectively, in the third quarter and first nine months of 2004 compared to the corresponding 2003 periods, primarily due to higher spending on direct marketing and category advertising programs, mainly in connection with Registrant’s initiatives to attract adult smokers through a direct mail campaign, print advertising and one-on-one marketing. This increased spending, which was in line with Registrant’s plans to increase smokeless tobacco category growth, was partially offset by lower spending associated with a customer sales alliance program, which was replaced with the aforementioned STEPS Rewards program in the first quarter of 2004. Indirect selling expenses increased in the third quarter and in the first nine months of 2004 compared to respective 2003 periods. Affecting both periods were costs associated with the implementation of Registrant’s smokeless tobacco category growth plans, which included the effect of additional headcount. Administrative expenses increased for the third quarter of 2004 and decreased for the first nine months of 2004, compared to the similar 2003 periods. Both periods included the effects of the aforementioned reduction in the bonus fund, partially offset by the non-inventory portion of the F.W. Rickard Seeds’ charge, both recorded in 2003. The third quarter of 2004 also included higher legal and other administrative spending, while the nine-month comparison reflects lower legal spending in 2004 along with the $4.4 million charge recorded in the first quarter of 2003 related to the bankruptcy filing of a significant wholesale customer.

Segment operating profit increased 5.2 percent and 5.4 percent, respectively, for the third quarter and first nine months of 2004 to $229.5 million and $681.2 million, respectively, compared to the corresponding 2003 periods.

WINE SEGMENT

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$56,822	$50,034	$150,360	$135,837
Operating profit	6,152	4,492	18,243	13,471

Wine segment net sales increased 13.6 percent and 10.7 percent for the third quarter and first nine months of 2004, respectively, compared to the prior year periods and accounted for approximately 11 percent of consolidated year-to-date 2004 net sales. The increase was primarily attributable to 11.5 percent and 8.3 percent growth in premium case volume for the third quarter and nine month period, respectively. This volume growth was driven by recent product introductions, such as Red Diamond and Stimson Estate Cellars. Case volume for Chateau Ste. Michelle and Columbia Crest, Registrant’s two leading brands, increased 3.9 percent and 13.6 percent, respectively, for the third quarter and 5 percent and 8.8 percent, respectively, for the first nine months of 2004, compared to the corresponding 2003 periods, despite a difficult competitive environment. These two brands accounted for 78.4 percent of Registrant’s total year-to-date 2004 premium wine case volume.

(22)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 10.8 percent for the third quarter and 9.2 percent for the first nine months of 2004, primarily as a result of the aforementioned higher case volumes. Gross profit for the Wine segment increased in both 2004 periods, compared to the similar 2003 periods, primarily as a result of the favorable volume comparisons and a favorable shift in mix. The improved mix was particularly evident for the Chateau Ste. Michelle brand, which had stronger sales of its higher-margin Chardonnay and Merlot varietals than those of its lower-margin Riesling. The segment gross profit percentage increased in both 2004 periods, as a result of the favorable shifts in product mix, partially offset by somewhat higher unit costs.

Selling and advertising expenses decreased for both the third quarter and first nine months of 2004, respectively, compared to the corresponding 2003 periods, primarily due to lower point of sale and public relations expenses, partially offset by higher spending for samples and trade promotions. Indirect selling, administrative and other expenses increased for the third quarter and the first nine months of 2004, compared to the corresponding 2003 periods. Both 2004 periods included the effects of a planned increase in the sales force headcount to broaden distribution, as well as a $0.9 million adjustment recorded in the third quarter of 2004 to write down the fair value of a property held for disposition.

Operating profit for the Wine segment increased 37 percent to $6.2 million and 35.4 percent to $18.2 million for the third quarter and first nine months of 2004, respectively, versus the corresponding 2003 periods.

ALL OTHER OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$8,832	$8,644	$26,873	$23,697
Operating profit	3,052	2,648	7,550	5,737

Net sales for All Other operations increased 2.2 percent to $8.8 million and 13.4 percent to $26.9 million for the third quarter and first nine months of 2004, respectively, compared to the corresponding 2003 periods, accounting for 2 percent of 2004 consolidated year-to-date net sales. Higher unit volume for moist smokeless tobacco sold by Registrant’s international operation was the source of this increase in both 2004 periods. All Other operations reported an operating profit of $3.1 million for the third quarter and $7.6 million for the first nine months of 2004, compared to $2.6 million and $5.7 million for the corresponding 2003 periods. Both 2004 periods were favorably affected by the improved sales results and lower spending on advertising, and were partially offset by higher professional fees, which had a greater impact on results for the first nine months of 2004. The results for the cigar business, previously reported as All Other operations, have been reflected as Discontinued Operations for all periods presented, and have been eliminated from the results reflected above.

(23)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES:

CHANGES IN FINANCIAL CONDITION SINCE DECEMBER 31, 2003

	Nine Months Ended September 30,
	2004	2003
Net cash provided by (used in):
Operating activities	$412,585	$(836,338)
Investing activities	(36,089)	(31,076)
Financing activities	(292,526)	911,970

For the first nine months of 2004, net cash provided by operating activities was $412.6 million compared to net cash used in operating activities of $836.3 million in the first nine months of 2003. The 2004 amount included net cash from operating activities of $621.5 million, partially offset by Registrant’s payment of the $200 million cash portion of the antitrust litigation settlement with a smokeless tobacco competitor, in addition to legal fees and other costs associated with the settlement of certain indirect purchaser antitrust claims. The 2003 amount included a payment of a $1.262 billion judgment in connection with an antitrust litigation loss, partially offset by net cash provided by other operating activities of $425.7 million. The primary sources of cash in 2004 are comprised of net earnings generated mainly by the Smokeless Tobacco segment and an increase in income taxes payable. Other than the payment associated with the antitrust litigation, the most significant uses of cash in operations for 2004 were for the payment of accounts payable and accrued expenses incurred in the normal course of business, including purchases of leaf tobacco for use in moist smokeless tobacco products. Registrant estimates that 2004 overall raw material inventory purchases for leaf tobacco and grapes will approximate amounts expended in 2003.

Net cash used in investing activities was $36.1 million in 2004 versus $31.1 million in 2003. Expenditures for both years were related to purchases of property, plant and equipment. Registrant expects spending under the 2004 capital program to approximate $66.7 million.

For the first nine months of 2004, Registrant’s net cash used in financing activities was $292.5 million, compared to net cash provided by financing activities of approximately $912 million during the similar 2003 period. Proceeds from the issuance of stock increased in 2004, versus the prior year period, primarily as a result of increased stock option exercise activity. The dividends paid during the first nine months of 2004 were greater than those in the corresponding 2003 period as a result of the 4 percent dividend rate increase approved by the Board of Directors in December 2003, partially offset by a lower number of issued and outstanding shares. Through the first nine months of 2004, Registrant utilized $112.4 million to repurchase common stock under its share repurchase program, which is consistent with spending under the program in 2003. During 2003, Registrant utilized $1.242 billion of funds held in restricted deposits to substantially pay the aforementioned antitrust judgment.

As a result of the aforementioned sources and uses of cash, Registrant’s cash and cash equivalents balance increased $84 million from December 31, 2003 to $522 million at September 30, 2004.

(24)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

On July 9, 2004, Registrant replaced its $300 million unsecured line of credit with various financial institutions, comprised of a $150 million, 364-day credit agreement and $150 million three-year credit agreement (the “Previous Credit Facility”), with a new $300 million three-year credit facility (the “New Credit Facility”). The New Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the New Credit Facility is determined based on an interest rate, within a range of rates, dependent upon Registrant’s senior unsecured debt rating. The commitment fee currently payable is .15 percent per annum. This New Credit Facility was executed primarily to support commercial paper borrowings. Registrant had no direct borrowings under the New Credit Facility or commercial paper borrowings at September 30, 2004. Fees of approximately $0.9 million associated with the establishment of the New Credit Facility have been capitalized and will be amortized over the term of the Facility.

Registrant will continue to have significant cash requirements for the remainder of 2004, primarily for the payment of dividends, the repurchase of common stock and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.

AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in Registrant’s aggregate contractual obligations since December 31, 2003, with the exception of the execution of leaf tobacco purchases in connection with normal purchase contracts. Through September 30, 2004, Registrant had executed $29.7 million in leaf tobacco purchases related to contracts outstanding at December 31, 2003. At September 30, 2004, Registrant was obligated to make future payments in the following twelve-month period of approximately $65.1 million for leaf tobacco to be used in the production of moist smokeless tobacco products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Registrant, under the direction of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has reviewed and evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, Registrant’s CEO and CFO have concluded, as of the date of such evaluation, that Registrant’s disclosure controls and procedures are reasonably designed to be effective for the purposes for which they are intended.

There have not been any significant changes in Registrant’s internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

(25)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

(26)

UST Inc.
PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 9, 2004, Registrant was served with a Summons and Class Action Complaint in an action entitled Thomas K. Osborn, et al. v. United States Tobacco Company, et al., Supreme Court of the State of New York, County of Greene (Index No. 04-809). This case was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of Registrant’s smokeless tobacco products in the State of New York during the period January 1, 1990 to the present. Plaintiffs allege Registrant violated the consumer protection law as well as the common law of New York. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 (including trebling) per putative class member and other relief.

The Osborn action is derived from the previous antitrust action brought against Registrant by its competitor, Conwood Company L.P. For the plaintiffs in this action to prevail, they will have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. Registrant believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in all such cases. Except as to Registrant’s willingness to consider alternative solutions for resolving such cases, all such cases are, and will continue to be, vigorously defended. Registrant intends to pursue settlement of this indirect purchaser action on substantially similar terms as those set forth in the Stipulation of Settlement (see Contingencies note).

In Susan Smith, as Guardian for William Cole Cooper, a Minor v. UST Inc., et al., United States District Court for the District of Idaho (Civ. 04-170-E-BLW), on September 21, 2004, plaintiff filed a Corrected First Amended Complaint withdrawing its claim for punitive damages. This action was described in the Form 10-Q for the period ended March 31, 2004.

In accordance with Registrant’s stated intent to pursue settlement of the indirect purchaser actions (see Contingencies note), the following actions have been dismissed:

In Philip Edward Davis, et al. v. United States Tobacco Company, et al., Circuit Court for Jefferson County, Tennessee at Dandridge (Case No. 17,305 IV), on July 20, 2004 the court dismissed the case with prejudice. This action was described in the Form 10-Q for the period ended March 31, 2000.

In David Anklam, et al. v. United States Tobacco Company, et al., District Court of North Dakota, Morton County, on August 12, 2004, the parties filed a stipulation of dismissal thereby dismissing the case with prejudice. This action was described in the Form 10-Q for the period ended March 31, 2004.

In Henry Mascagni v. United States Tobacco Company, Circuit Court of Washington County, Mississippi (Case No. C12002-392), on August 27, 2004, the court entered an order dismissing the case with prejudice. This action was described in the Form 10-K for the year ended December 31, 2002.

(27)

UST Inc.
ITEM 1. LEGAL PROCEEDINGS (continued)

In Toby Campbell, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court of Arizona, Maricopa County (No. CV-2003-019067), on September 3, 2004, the court entered an order dismissing the case with prejudice. This action was described in the Form 10-Q for the period ended September 30, 2003.

In Cody Petsche, et al. v. U.S. Smokeless Tobacco Company, et al., District Court of Lancaster County, Nebraska (No. C104-1788), on September 10, 2004, the court dismissed the case with prejudice. This action was described in the Form 10-Q for the period ended June 30, 2004.

In Freddy D. Phillips, et al. v. United States Tobacco Company, et al., Circuit Court of Franklin County, Arkansas, Ozark District (CIV-2004-69), on September 23, 2004, the court entered an order granting plaintiffs’ motion for dismissal with prejudice. This action was described in the Form 10-Q for the period ended June 30, 2004.

In William Plume, et al. v. United States Tobacco Company, et al., Circuit Court of the City of St. Louis, Missouri (No. 042-1267) on September 28, 2004, plaintiff filed a memorandum of dismissal thereby dismissing the case without prejudice. This action was described in the Form 10-Q for the period ended March 31, 2004.

In Charles Brown, et al. v. United States Tobacco Company, et al., Circuit Court of Tennessee, Hamilton County (No. 04-C-222), on September 29, 2004, the court entered an order dismissing the case without prejudice. This action was described in the Form 10-K for the year ended December 31, 2003.

In Scott R. Adams, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court of Maine, Penobscot County (No. CV-2004-92), on October 8, 2004, the court dismissed the case with prejudice. This action was described in the Form 10-Q for the period ended June 30, 2004.

(28)

UST Inc.
PART II – OTHER INFORMATION (continued)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the monthly share repurchases during the quarter ended September 30, 2004:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
	Total	Average	Purchased as	Purchased
	Number of	Price	Part of the	Under the
	Shares	Paid Per	Repurchase	Repurchase
Period	Purchased	Share	Program (1)	Program (1)
July (7/1/2004 – 7/31/2004)	258,900	$37.04	258,900	4,284,689
August (8/1/2004 – 8/31/2004)	400,800	$38.35	400,800	3,883,889
September (9/1/2004–9/30/2004)	314,000	$39.89	314,000	3,569,889

Total	973,700	$38.50	973,700

(1)	In October 1999, Registrant authorized a program to repurchase shares of its outstanding common stock up to a maximum of 20 million shares. There is currently no stated expiration date for this program.

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification (CEO)
Exhibit 31.2	Section 302 Certification (CFO)
Exhibit 32	Section 906 Certification

(29)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.
(Registrant)

Date November 4, 2004	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James D. Patracuolla

James D. Patracuolla Vice President and Controller (Principal Accounting Officer)

(30)