Form 10-K
period 2004-12-31
UST INC
filed 2005-03-04
CIK 811669

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

As of June 30, 2004, the aggregate market value of Registrant’s Common Stock, $.50 par value, held by non-affiliates of Registrant (which for this purpose does not include directors or officers) was $5,889,218,544.

As of February 28, 2005, there were 165,312,625 shares of Registrant’s Common Stock, $.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain pages of Registrant’s 2005 Notice of Annual Meeting and Proxy Statement                              Part III

FORM 10-K

PART I

Item 1 — Business

General

       UST Inc. was formed on December 23, 1986 as a Delaware corporation to serve as a new publicly-held holding company for United States Tobacco Company (“USTC”), which was formed in 1911. Pursuant to a reorganization approved by stockholders at the 1987 Annual Meeting, USTC became a wholly-owned subsidiary of UST Inc. on May 5, 1987, and UST Inc. continued in existence as a holding company. Effective January 1, 2001, USTC changed its name to U.S. Smokeless Tobacco Company (“USSTC”). UST Inc., through its subsidiaries (collectively “Registrant” or the “Company” unless the context otherwise requires), is engaged in the manufacturing and marketing of consumer products in the following operating segments:

Smokeless Tobacco Products: The Company’s primary activities are the manufacturing and marketing of smokeless tobacco.
Wine: The Company produces and markets premium varietal and blended wines.
All Other Operations: The Company’s international operations, which market moist smokeless tobacco, is included in all other operations.

      The Company’s website address is www.ustinc.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Operating Segment Data

       The Company hereby incorporates by reference the Consolidated Segment Information pertaining to the years 2002 through 2004 set forth herein on pages 54-55.

SMOKELESS TOBACCO PRODUCTS

Principal Products

The Company’s principal smokeless tobacco products and brand names are as follows:

Moist	COPENHAGEN, SKOAL LONG CUT, SKOAL, COPENHAGEN LONG CUT, RED SEAL, SKOAL BANDITS, COPENHAGEN POUCHES, SKOAL POUCHES, ROOSTER, HUSKY

Dry	BRUTON, CC, RED SEAL

      Reports with respect to the health risks of tobacco products have been publicized for many years, and the sale, promotion and use of tobacco continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of adverse health effects, including various types of cancer, coronary heart disease, and chronic lung disease, and discussing the health risks of environmental tobacco smoke. Since 2000, a major cigarette manufacturer has stated its agreement with the “overwhelming medical and scientific consensus that cigarette smoking causes lung cancer, heart disease, emphysema and other serious diseases in smokers.” In 1985, the Company ceased entirely its cigarette manufacturing operations.

      In 1986, a Surgeon General’s Report reached the judgment that smokeless tobacco use “can cause cancer” and “can lead to nicotine dependence or addiction.” At the time, 17 epidemiological studies reporting data or information regarding smokeless tobacco and oral cancer had been published. Also in 1986, Congress passed the Comprehensive Smokeless Tobacco Health Education Act of 1986, which requires the following warnings on smokeless tobacco packages and advertising: “WARNING: THIS PRODUCT MAY CAUSE MOUTH CANCER,” “WARNING: THIS PRODUCT MAY CAUSE GUM DISEASE AND TOOTH LOSS,” “WARNING: THIS PRODUCT IS NOT A SAFE ALTERNATIVE TO CIGARETTES.” In Canada, in addition to similar warnings, legislation requires the following warning: “THIS PRODUCT IS HIGHLY ADDICTIVE.” Since the publication of the 1986 Surgeon General’s Report, there have been, to the Company’s knowledge, 19 additional relevant epidemiological studies published, more than 70% of which do not report a statistically significant association between smokeless tobacco and oral cancer.

      In light of scientific research taken as a whole, the Company does not take the position that smokeless tobacco is safe. Perhaps more importantly, however, the Company believes that there is considerable agreement in the scientific community that the use of smokeless tobacco involves significantly less risk of adverse health effects than cigarette smoking. In the United States, the Institute of Medicine, in a report published in 2001 entitled “Clearing The Smoke — Assessing the Science Base for Tobacco Harm Reduction...,” concluded that, regarding smokeless tobacco, “the overall risk is lower than for smoking” and that “smokeless tobacco may be a valid substitute for cigarette smoking....” In 2003, a paper authored by researchers at the Centers for Disease Control and Prevention (CDC) stated that “[i]n general, most public health authorities agree that SLT [smokeless tobacco] is less hazardous than cigarette use in terms of overall mortality when evaluated in the context of lifetime exclusive use.” In December 2002, Britain’s Royal College of Physicians (RCP), one of the world’s most prestigious medical institutions, issued a report entitled “Protecting Smokers, Saving Lives,” which focused on recommendations for tobacco regulatory policy in the United Kingdom. With respect to smokeless tobacco, the RCP report concluded that “the consumption of non-combustible tobacco is of the order of 10-1,000 times less hazardous than smoking, depending on the product.” In 2003, a report published by leading European public health advocates, entitled “European Union policy on smokeless tobacco: A statement in favour of evidence-based regulation for public health” concluded that “some American smokeless tobaccos are at least 90% less hazardous than cigarette smoking” and that there are “very substantial benefits in reduced risk to anyone that switches from smoking to smokeless tobacco....” Also, in October 2003, the Parliamentary Under Secretary of State for Public Health in the United Kingdom stated in a letter that “[t]here is no doubt that oral tobacco use is considerably less dangerous than cigarette smoking....” And in December 2004, researchers funded by the National Cancer Institute published a paper in which they reported on the opinions of an expert panel regarding the comparative mortality risks related to low-nitrosamine smokeless tobacco products and conventional cigarettes. The researchers reported that “[i]n comparison with smoking, experts perceive at least a 90% reduction in the relative risk of LN-SLT [low-nitrosamine smokeless tobacco] use.”

      Irrespective of the above, data from some surveys measuring the public’s perception of the relative risks of smokeless tobacco compared to cigarette smoking indicate that at least 80% of smokers believe smokeless tobacco is as dangerous as cigarette smoking.

      Nevertheless, as the debate accelerates regarding tobacco harm reduction and the possible role of smokeless tobacco as part of a public health strategy to reduce cigarette smoking, a growing number of researchers have begun advocating that cigarette smokers who do not quit and do not use medicinal nicotine products should switch completely to smokeless tobacco products. Based on surveys in the United States indicating that at least half of the 46-50 million adult smokers are looking for an alternative, the Company believes that there is a significant opportunity for manufacturers of smokeless tobacco products to have a constructive role in any tobacco harm reduction strategy assuming appropriate measures are implemented from a public health perspective.

      As indicated above, in 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission. A federal excise tax was imposed in 1986, which was increased in 1991, 1993, 1997, 2000 and 2002. Also, in recent years, other proposals have been made at the federal level for additional regulation of tobacco products including, among other things, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Substantially similar proposals will likely be considered in 2005.

      In recent years, various state and local governments continued the regulation of tobacco products, including, among other things, the imposition of significantly higher taxes, increases in the minimum age to purchase tobacco products, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and significant tobacco control media campaigns. Additional state and local legislative and regulatory actions will likely be considered in 2005. The Company is unable to assess the future effects these various actions may have on its smokeless tobacco business.

      On August 28, 1996, the Food and Drug Administration (the “FDA”) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a “drug” and purporting to regulate smokeless tobacco products as a “medical device.” The Company and other smokeless tobacco manufacturers filed suit against the FDA seeking a judicial declaration that the FDA has no authority to regulate smokeless tobacco products. On March 21, 2000, the United States Supreme Court ruled that the FDA lacks jurisdiction to regulate tobacco products.

      Proposals for comprehensive federal regulation of tobacco products will continue to be considered. To date, the Company has opposed such proposals because they fail completely to recognize that smokeless tobacco is distinctly different from cigarettes. As a result, the current proposals preserve the status quo in favor of the manufacturers of conventional cigarettes. The Company would consider supporting federal regulation of tobacco products if the proposed regulatory regime included the following components:

(1) a meaningful regulatory process whereby the agency could certify, based upon submissions by a manufacturer, that the use of smokeless tobacco involves significantly less risk of adverse health effects than cigarette smoking;

(2) a meaningful regulatory process whereby the agency could approve, based upon the submission of a manufacturer, comparative risk communications to current adult users of tobacco products, e.g., cigarette smokers who do not quit and do not use medicinal nicotine products should switch completely to smokeless tobacco products; and

(3) a meaningful regulatory process whereby the severity of any provisions regarding regulation of ingredients, constituents, advertising, promotion and availability could be reduced for products that were classified on a continuum as involving less risk (e.g., less restrictive regulations for products classified as significantly reduced risk, such as smokeless tobacco).

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

      On November 23, 1998, the Company entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated by various attorneys general against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million, subject to a minimum 3% inflationary adjustment per annum, over a minimum of ten years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. The period over which the payments are to be made is subject to various indefinite deferral provisions based upon the Company’s share of the smokeless tobacco segment of the overall tobacco market (as defined in the STMSA).

      On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. As a result of the Tobacco Reform Act, the Secretary of Agriculture will impose quarterly assessments on tobacco manufacturers and importers, not to exceed a total of $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary will be impacted by a number of allocation factors, as defined in the Tobacco Reform Act. These quarterly assessments will be used to fund a trust to compensate, or “buy out,” tobacco quota farmers, in lieu of the repealed federal support program. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period.

Raw Materials

       Except as noted below, raw materials essential to the Company’s business are generally purchased in domestic markets under competitive conditions.

      The Company purchased all of its leaf tobacco from domestic suppliers in 2004, as it has for the last several years. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by the Company from domestic sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by the Company for a period of two to three years prior to their use.

      The Company or its suppliers purchase certain flavoring components used in the Company’s tobacco products from foreign sources.

      At the present time, the Company has no reason to believe that future raw material requirements for its tobacco products will not be satisfied. However, the continuing availability and the cost of tobacco is dependent upon a variety of factors which cannot be predicted, including weather, growing conditions, local planting decisions, overall market demands and other factors.

      In addition, as the Tobacco Reform Act repeals the federal tobacco price support and quota programs beginning with the 2005 tobacco buying season and contains no price guarantee or production control provisions, tobacco can be grown anywhere in the United States, with no volume limitations or price protection. As such, the Company believes that the Tobacco Reform Act may favorably impact the cost of its future leaf tobacco purchases. Grower contracting for the 2005 tobacco buying season is substantially complete with lower contracted costs compared to the 2004 tobacco buying season. Despite these indications, it is still too early to estimate, however, the significance of the Tobacco Reform Act’s effects on the overall United States leaf tobacco market, in terms of supply and demand.

Working Capital

       The principal portion of the Company’s operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for manufacturing of smokeless tobacco products, to ensure an aging process of two to three years prior to use.

Customers

       The Company markets its moist smokeless tobacco products throughout the United States principally to wholesalers and chain stores. Approximately 32.3 percent of the Company’s gross sales of tobacco products are made to four customers, one of which, McLane Co. Inc., a national distributor, accounts for approximately 16.9 percent of the Company’s consolidated revenue. The Company has maintained satisfactory relationships with its customers for many years.

Competitive Conditions

       The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than the Company and many smaller ones. The larger companies concentrate on the manufacture and marketing of cigarettes. The Company is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, the Company competes actively with both larger and smaller companies in the marketing of its tobacco products. The Company’s principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, price, product recognition, product innovation and distribution.

WINE

         The Company is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by the Company in the state of Washington and marketed throughout the United States. The Company also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 42.5 percent of the Company’s wine segment gross sales are made to two distributors, neither of which accounts for more than 28.3 percent of total wine segment gross sales. Substantially all wines are sold through state-licensed distributors with whom the Company maintains satisfactory relationships.

      It has been claimed that the use of alcohol beverages may be harmful to health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Effective in 1991, the federal excise tax on wine was increased from $.17 a gallon to $1.07 a gallon for those manufacturers that produce more than 250,000 gallons a year, such as the Company. In recent years at the federal level, proposals were made for additional regulation of alcohol beverages including, but not limited to, an excise tax increase, modification of the required health warning notices and the regulation of labeling, advertising and packaging. Substantially similar proposals will likely be considered in 2005. Also in recent years, increased regulation of alcohol beverages by various states included, but was not limited to, the imposition of higher excise taxes and advertising restrictions. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 2005. The Company is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

      The Company uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located in Washington and California and purchases bulk wine from other sources. Total grape tonnage harvested and purchased in 2004 is adequate to meet expected demand.

      The Company’s principal competition comes from many larger, well-established national and international companies, as well as many smaller wine producers. The Company’s principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising. The Company is a minor participant in the total nationwide business of producing wines.

ALL OTHER OPERATIONS

         All Other Operations consists of the Company’s international operations, which market moist smokeless tobacco in select markets. Prior to June 18, 2004, All Other Operations also included the cigar operation which manufactured and marketed the premium cigar brands of DON TOMÁS, ASTRAL and HELIX. The cigar operation was transferred to a smokeless tobacco competitor on June 18, 2004, in connection with the agreement to resolve an antitrust action. Neither of the above, singly, constituted a material portion of the Company’s operations.

ADDITIONAL BUSINESS INFORMATION

Environmental Regulations

       Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.

Number of Employees

       The Company’s average number of employees during 2004 was 5,100.

Trademarks

       The Company markets consumer products under a large number of trademarks. All of the Company’s trademarks either have been registered or applications therefor are pending with the United States Patent and Trademark Office.

Seasonal Business

       No material portion of the business of any operating segment of the Company is seasonal.

Orders

       Backlog of orders is not a material factor in any operating segment of the Company.

Item 2 — Properties

       All of the principal properties in the Company’s operations were utilized only in connection with the Company’s business operations. The Company believes that the properties described below at December 31, 2004 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity. All principal properties are owned in fee by the Company.

Smokeless Tobacco Products

       The Company owns and operates three principal smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; and Nashville, Tennessee.

Wine

       The Company owns and operates seven wine-making facilities — five in Washington state and two in California. In addition, it owns and operates vineyards in Washington state and California.

Item 3 — Legal Proceedings

       The Company has been named in certain health care cost reimbursement/third party recoupment/ class action litigation against the major domestic cigarette companies and others seeking damages and other relief. The complaints in these cases on their face predominantly relate to the usage of cigarettes; within that context, certain complaints contain a few allegations relating specifically to smokeless tobacco products. These actions are in varying stages of pretrial activities.

      The Company believes that these pending litigation matters will not result in any material liability for a number of reasons, including the fact that the Company has had only limited involvement with cigarettes and the Company’s current percentage of total tobacco industry sales is relatively small. Prior to 1986, the Company manufactured some cigarette products which had a de minimis market share. From May 1, 1982 to August 1, 1994, the Company distributed a small volume of imported cigarettes and is indemnified against claims relating to those products.

Smokeless Tobacco Litigation

       In Susan Smith, as Guardian for William Cole Cooper, a Minor v. UST Inc., et al., United States District Court for the District of Idaho (Civ.04-170-E-BLW), this action was brought against the Company on behalf of a minor child alleging that his father died of “cancer of the throat” as a result of his use of the Company’s smokeless tobacco product. Plaintiff also alleges “addiction” to nicotine and seeks unspecified compensatory damages and other relief.

      In Charles Swanson, et al. v. United States Tobacco Company, et al., Circuit Court of Cook County, Illinois, County Department, Chancery Division (No. 97CH004873), this action, which was brought against the Company by individual plaintiffs, purports to state a class action “on behalf of themselves and all other persons similarly situated” alleging that the Company “manipulates the nicotine levels and absorption rates”

in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price” of the Company’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using the Company’s smokeless tobacco products.

      In Matthew Vassallo, et al., v. United States Tobacco Company, et al., Circuit Court of the 11th Judicial District, Miami-Dade County, Florida (Case No.: 02-28397 CA-20), this purported class action was brought against the Company by six individuals “on behalf of themselves and all others similarly situated” against various smokeless tobacco manufacturers including the Company and certain other organizations for personal injuries, including cancers of the mouth and larynx, oral lesions, leukoplakia, facial disfigurement, gum and tooth loss, fear of cancer, death and depression and other injuries allegedly resulting from the use of defendants’ smokeless tobacco products. Plaintiffs also claim nicotine “addiction” and seek unspecified compensatory damages and certain equitable and other relief, including, but not limited to, medical monitoring.

      The Company also is named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are six individuals alleging use of the Company’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products; five of the six individuals also allege the use of other tobacco products.

      The Company was served with a Summons and Complaint on February 24, 2005 in an action entitled Kelly June Hill, Executrix and Fiduciary of the Estate of Bobby Dean Hill, et al.v. U.S. Smokeless Tobacco Company, Connecticut Superior Court, Judicial District of Stamford. This action was brought by a plaintiff individually, as Executrix and Fiduciary of the Estate of Bobby Dean Hill, and on behalf of their minor children for injuries, including “squamous cell carcinoma of the tongue”, allegedly sustained by decedent as a result of his use of the Company’s smokeless tobacco products. The Complaint also alleges “addiction” to smokeless tobacco. The Complaint seeks compensatory and punitive damages in excess of $15,000 and other relief.

      The Company believes, and has been so advised by counsel handling the foregoing cases, that it has a number of meritorious defenses to all such pending litigation. Except as to the Company’s willingness to consider alternative solutions for resolving certain regulatory and litigation issues, all such cases are, and will continue to be, vigorously defended.

Antitrust Litigation

       In In Re: Smokeless Tobacco Antitrust Litigation (formerly Keystone Tobacco and Mutual Wholesale Services actions consolidated on January 8, 2001), United States District Court for the District of Columbia (Civil Action No.: 1:00CV01415), an action filed on behalf of wholesalers/distributors of the Company’s smokeless tobacco products alleging that the Company engaged in conduct that violates the federal antitrust laws, the Company has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action and who represent more than 88% of the Company’s sales volume based on 2002 sales revenue. For those direct purchasing customers who agreed to settle the lawsuit and release all claims against the Company, the Company agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement delayed cost savings in 2003 and had no material adverse effect on the Company’s consolidated financial results. In January 2004, the Company made a second settlement offer to those direct purchasers that chose not to settle the litigation in 2003. Direct purchasers that have settled pursuant to the first and second settlement offers represented over 93% of the Company’s sales volume based on 2002 sales revenues. In November 2004, the Company entered into a Settlement Agreement with the remaining direct purchasers. The Settlement Agreement has been preliminarily approved by the U.S. District Court for the District of Columbia.

      The Company has entered into a settlement with indirect purchasers in the states of Arizona, Florida, Hawaii, Iowa, Mississippi, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and West Virginia and in the District of Columbia (“Settlement”). Pursuant to the Settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the Settlement and attorneys’ fees. The Company also intends to pursue settlement, on substantially similar terms, of other indirect purchaser actions not covered by the agreement.

      The Company also is named as a defendant in a number of purported class actions in the states of Maine, New Hampshire, New York, Vermont (motion to dismiss pending since indirect purchasers in Vermont are already part of the Settlement described above) and Wisconsin, which are not included in the Settlement described above. In addition, the Company is named in class actions in the states of California and Kansas. Each of these actions are brought by indirect purchasers (consumers and retailers) of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class. Plaintiffs in those actions allege that, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of California and Kansas, the Company violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000, individually or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.

      In In Re: Massachusetts Smokeless Tobacco Litigation (formerly the Ayres and Gavin actions consolidated on November 6, 2003 and the Elichalt action consolidated on February 14, 2005), Superior Court of Massachusetts, Suffolk Division (No. 03-5038), on December 7, 2004, the Court granted plaintiffs’ motion for class certification, thereby certifying a class of indirect purchasers of the Company’s moist smokeless tobacco products in the state of Massachusetts for the period January 1, 1990 to the present.

      In Jon Ren, et al. v. United States Tobacco Company, et al., Circuit Court of Michigan, Wayne County (No. 04-406325 CZ), on February 28, 2005, the court approved the Stipulation of Settlement between the Company and all indirect purchasers of the Company’s smokeless tobacco products in the states of Michigan and Minnesota. Pursuant to the settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s smokeless tobacco products. The Company will pay all administrative costs of the settlement and attorneys’ fees.

      The Company recorded a charge of $40 million in 2003, which represented the best estimate of the total costs to resolve all indirect purchaser actions.

      Each of the foregoing actions is derived directly from the previous antitrust action brought against the Company by its competitor, Conwood Company L.P. For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification to the extent not previously done. All of the plaintiffs in the above actions will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in all such cases. The Company intends to pursue settlement of these indirect purchaser actions on substantially similar terms as the Settlement described above. Except as to the Company’s willingness to consider alternative solutions for resolving such cases, all such cases are, and will continue to be, vigorously defended.

Item 4 — Submission of Matters to a Vote of Security Holders

       Not applicable.

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) and the Pacific Exchange, Inc. under the symbol “UST”. As of January 31, 2005, there were approximately 6,820 stockholders of record of the Company’s Common Stock. The table below sets forth the high and low sales prices as reported by the NYSE Composite Tape and the cash dividends per share declared in each quarter and the year of fiscal years 2004 and 2003.

		2004			2003

			Cash			Cash
	High	Low	Dividends	High	Low	Dividends

First Quarter	$38.98	$34.00	$.52	$34.82	$26.73	$.50

Second Quarter	39.00	35.35	.52	37.79	26.90	.50

Third Quarter	40.71	35.66	.52	36.64	31.62	.50

Fourth Quarter	48.97	39.56	.52	36.52	33.54	.50

Year	$48.97	$34.00	$2.08	$37.79	$26.73	$2.00

(c)	The following table presents the monthly share repurchases during the quarter ended December 31, 2004:

				Maximum
			Total	Number of
			Number of	Shares that
			Shares	May Yet Be
	Total	Average	Purchased as	Purchased
	Number	Price	Part of the	Under the
	of Shares	Paid Per	Repurchase	Repurchase
	Purchased	Share	Programs(1)	Programs(1)

October (10/1/2004 - 10/31/2004)	281,200	$40.48	281,200	3,288,689

November (11/1/2004 - 11/30/2004)	312,600	$43.53	312,600	2,976,089

December (12/1/2004 - 12/31/2004)	1,324,100	$47.29	1,324,100	21,651,989

Total	1,917,900	$45.67	1,917,900

(1)	In October 1999, the Company’s Board of Directors authorized a program to repurchase shares of its outstanding common stock up to a maximum of 20 million shares. There is currently no stated expiration date for this program. In December 2004, the Company’s Board of Directors authorized a new program to repurchase up to 20 million shares of its outstanding common stock. Repurchases under this new program will commence when repurchases under the existing program have been completed.

Item 6 — Selected Financial Data

UST

CONSOLIDATED SELECTED FINANCIAL DATA — FIVE YEARS

(Dollars in thousands, except per share amounts)

	2004	2003	2002	2001	2000

Summary of Operations for the year ended December 31

Net sales	$1,838,238	$1,731,862	$1,674,403	$1,619,186	$1,503,016

Cost of products sold (includes excise taxes)	412,641	384,487	358,931	344,360	327,216

Selling, advertising and administrative expenses	513,570	470,740	447,709	435,478	416,024

Antitrust litigation	(582)	280,000	1,260,510	—	—

Operating income (loss)	912,609	596,635	(392,747)	839,348	759,776

Interest, net	75,019	76,905	46,146	33,765	34,288

Earnings (loss) from continuing operations before income taxes	837,590	519,730	(438,893)	805,583	725,488

Income tax expense (benefit)	299,538	197,681	(170,980)	309,876	279,018

Earnings (loss) from continuing operations	538,052	322,049	(267,913)	495,707	446,470

Loss from discontinued operations (including income tax effect)	(7,215)	(3,260)	(3,556)	(4,105)	(4,584)

Net earnings (loss)	$530,837	$318,789	$(271,469)	$491,602	$441,886

Per Share Data

Basic earnings (loss) per share:

Earnings (loss) from continuing operations	$3.26	$1.93	$(1.59)	$3.02	$2.74

Loss from discontinued operations	(.05)	(.02)	(.02)	(.03)	(.03)

Basic earnings (loss) per share	3.21	1.91	(1.61)	2.99	2.71

Diluted earnings (loss) per share:

Earnings (loss) from continuing operations	3.23	1.92	(1.59)	2.99	2.73

Loss from discontinued operations	(.04)	(.02)	(.02)	(.02)	(.03)

Diluted earnings (loss) per share	3.19	1.90	(1.61)	2.97	2.70

Dividends per share	2.08	2.00	1.92	1.84	1.76

Market price per share:

High	$48.97	$37.79	$41.35	$36.00	$28.88

Low	34.00	26.73	25.30	23.38	13.88

Financial Condition at December 31

Current assets	$1,173,133	$1,247,966	$2,291,267	$891,959	$691,405

Current liabilities	618,873	521,093	1,462,442	222,462	172,872

Working capital	554,260	726,873	828,825	669,497	518,533

Ratio of current assets to current liabilities	1.9:1	2.4:1	1.6:1	4:1	4:1

Total assets	1,659,483	1,726,494	2,765,275	2,011,702	1,646,399

Long-term debt	840,000	1,140,000	1,140,000	862,575	865,875

Total debt	1,140,000	1,140,000	1,140,000	865,875	869,175

Stockholders’ equity (deficit)	9,565	(115,187)	(46,990)	581,062	270,572

Other Data

Stock repurchased	$200,031	$150,095	$ 50,262	$ —	$ 97,470

Dividends paid	$344,128	$332,986	$324,233	$303,277	$287,009

Dividends paid as a percentage of net earnings	64.8%	104.5%	N/M	61.7%	65.0%

Return on net sales	28.9%	18.4%	N/M	30.4%	29.4%

Return on average assets	31.4%	14.2%	N/M	26.9%	33.2%

Return on average stockholders’ equity	N/M	N/M	N/M	115.4%	187.5%

Average number of shares (in thousands) — basic	165,164	166,572	168,786	164,250	163,181

Average number of shares (in thousands) — diluted	166,622	167,376	168,786	165,682	163,506

      N/ M: Not meaningful due to net loss and/or average stockholders’ deficit.

See Management’s Discussion and Analysis and Notes to Consolidated Financial Statements.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

UST

MANAGEMENT’S DISCUSSION AND ANALYSIS

       The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto, included in Part II, Item 8 of this Form 10-K. Herein the Company makes forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” on page 27.

Overview

       UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is a leading manufacturer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Rooster, Red Seal and Husky. Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally under the Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden and Red Diamond labels, and sparkling wine under the Domaine Ste. Michelle label.

      The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two segments, Smokeless Tobacco and Wine. The Company’s smokeless tobacco international operations, which are not significant, are not included in these two segments and are reported under All Other Operations.

      The Company’s objective in the smokeless tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults. A key to the Company’s growth and profitability is attracting growing numbers of adult smokers, as every 1 percent of adult smokers who convert to moist smokeless tobacco represents a 10 percent increase in the segment’s adult consumer base. Although the Company remains dedicated to its strategic priorities of improving the value equation for adult consumers, the Company continues to increase its one-on-one marketing efforts focused increasingly on new adult consumers. In addition to advertising initiatives focused on category growth, the Company has begun an advertising campaign late in 2004 to promote the convenience of smokeless tobacco relative to cigarettes.

      The Company continues to effectively compete in the moist smokeless tobacco category by offering products in every category segment. Product innovation remains a crucial element of the segment’s success, evidenced by the fact that 9.4 percent of total sales volume in 2004 came from products introduced in the last three years. The Company’s tobacco segment has 30 products and packaging initiatives in development, covering both potential core product launches and possible breakthrough innovations.

      Consistent with the wine segment’s strategic vision, the Company is committed to becoming a leader in the super-premium wine segment, to elevate Washington state wines to the quality and prestige of the top wine regions of the world, and to be known for superior products, innovation and customer focus. As a result, the Company remains focused on the continued expansion of its sales force and category management staff to broaden the distribution of its wine in the domestic market, especially in certain account categories such as restaurants. Sustained growth in the wine segment will also be dependent on the successful introduction of new products and extension of existing product lines, particularly for the Red Diamond brand’s extension to all distribution channels worldwide.

      In connection with an agreement to resolve an action brought under the antitrust laws by a smokeless tobacco competitor, the Company transferred its cigar operation to such competitor on June 18, 2004. Results for this operation and the effects of its disposal are included within Discontinued Operations, with results for 2003 and 2002 reclassified to conform to the 2004 presentation. The Company’s cigar operation had previously been reported as a component of All Other Operations.

      The Company reported record results in net sales, net earnings and diluted earnings per share for the year ended December 31, 2004 despite continued competitive pricing pressures in the smokeless tobacco and wine industries. These achievements resulted in part from the Company’s strategic initiatives aimed at accelerating growth in the moist smokeless tobacco category and at strengthening and expanding the Company’s wine business.

Results of Operations

CONSOLIDATED RESULTS

	(Dollars in thousands,
	except per share data)

	2004	2003	2002

Net sales	$1,838,238	$1,731,862	$1,674,403

Net earnings (loss)	530,837	318,789	(271,469)

Basic earnings (loss) per share	3.21	1.91	(1.61)

Diluted earnings (loss) per share	3.19	1.90	(1.61)

2004 compared with 2003

       Consolidated net sales and net earnings for the year ended December 31, 2004 were $1.838 billion and $530.8 million, respectively, which represented a 6.1 percent and 66.5 percent increase from the comparable measures in 2003. The consolidated net sales increase in 2004 was primarily due to higher selling prices and a slight increase in unit volume for moist smokeless tobacco products, as well as improved case volume for premium wine. Consolidated net earnings increased in 2004 as a result of the favorable net sales variance and a pretax charge of $280 million recorded in 2003 related to the resolution of certain antitrust actions, partially offset by higher costs and expenses, including spending in 2004 on initiatives for category growth in the Smokeless Tobacco segment and for increased distribution in the Wine segment.

      The $280 million pretax charge related to the following: (1) the resolution of an antitrust action brought by a smokeless tobacco competitor, Swedish Match North America, Inc. (“Swedish Match”), (2) an agreement for a proposed resolution of antitrust actions, subject to court approval, by indirect purchasers in certain states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action required the Company to pay $200 million and transfer its cigar operation to Swedish Match during 2004. Included in the $280 million above was a charge of $40 million reflecting the fair value of the cigar operation, which approximated its book value at that time. Also included in the $280 million above, the Company recorded a charge of $40 million, which represented the best estimate of the total costs to resolve all indirect purchaser actions. The proposed settlement of the indirect purchaser actions covered by the subject agreement required the Company to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. The Company continues to pursue settlement, on substantially similar terms, of other indirect purchaser actions not covered by this agreement. See Contingencies note to the Consolidated Financial Statements for additional details.

      The consolidated gross margin percentage remained level in 2004 at 77.6 percent, primarily as a result of higher selling prices for moist smokeless tobacco products and the impact of a 2003 inventory write-down of $11.7 million at F.W. Rickard Seeds, Inc. (“Rickard Seeds”), a second-tier subsidiary within the Smokeless Tobacco segment. This was substantially offset by higher case volume for wine, which realizes lower margins than moist smokeless tobacco products, and a slight shift in moist smokeless tobacco mix from premium to price value products.

      Selling, advertising and administrative (“SA&A”) expenses increased 9.1 percent to $513.6 million in 2004 primarily due to a $15.9 million reduction in expense for the Company’s incentive compensation (bonus) fund, partially offset by $4.2 million in other SA&A charges, both of which were recorded in 2003 for Rickard Seeds. SA&A expenses also increased in 2004 as a result of incremental spending for direct selling and advertising initiatives in the Smokeless Tobacco segment in connection with the Company’s plan to grow the smokeless

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

tobacco category, and higher administrative expenses. The SA&A variance was also impacted by a $4.4 million charge recorded in 2003, related to the bankruptcy filing of a significant smokeless tobacco customer. Corporate expenses increased in 2004 due to higher professional fees, salaries and related costs and other administrative expenses, offset by lower legal spending.

      The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the years ended December 31, 2004 and 2003, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $9.5 million and $8.9 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.

      The Company reported operating income of $912.6 million in 2004, representing 49.6 percent of consolidated net sales.

      Net interest expense decreased $1.9 million, primarily as a result of higher income from cash equivalent investments, resulting from both higher interest rates and higher levels of investments in 2004.

      The Company recorded income tax expense of $299.5 million in 2004. Various income tax audits by the Internal Revenue Service and other taxing authorities were completed and settled during 2004. Taking into consideration the results of these settlements, as well as the expiration of certain statutes of limitations and changes in facts and circumstances, the Company reversed income tax accruals of $20 million, net of federal income tax benefit, in 2004. The Company’s effective tax rate decreased to 35.8 percent for the year ended December 31, 2004, from 38 percent for the year ended December 31, 2003, primarily as a result of the reversal of these accruals.

      Basic and diluted earnings per share for 2004 were $3.21 and $3.19, respectively, which reflected a corresponding increase of 68.1 percent and 67.9 percent over each of the comparative measures in 2003. Basic and diluted shares outstanding were lower in 2004 than in 2003, primarily as a result of share repurchases, partially offset by the exercise of stock options.

      Net earnings for 2004 included an after-tax loss of $7.2 million from discontinued operations compared to an after-tax loss of $3.3 million in 2003. Discontinued operations reflect the results of the Company’s cigar operation, which was transferred to a smokeless tobacco competitor on June 18, 2004, in connection with the agreement to resolve an antitrust action. The 2004 after-tax loss included a loss from cigar operations and the recognition of expenses, including a $3.9 million accrual for income tax contingencies, as well as severance and transaction costs, partially offset by the recognition of the difference between the fair value charge recorded in 2003 and the book value of the entity transferred in 2004. See the Discontinued Operations note to the Consolidated Financial Statements for additional details.

2003 compared with 2002

       In 2003, consolidated net sales increased 3.4 percent to $1.732 billion, net earnings were $318.8 million, and basic and diluted earnings per share amounted to $1.91 and $1.90, respectively. In 2002, the Company reported a net loss of $271.5 million and basic and diluted loss per share of $1.61. Included in 2002 results was a $1.261 billion pretax charge, resulting from a judgment against the Company in an antitrust case. The charge was recorded, due to the exhaustion of the Company’s appeal remedies, when the United States Supreme Court declined to hear the Company’s appeal. The consolidated net sales increase for 2003 included higher selling prices and stable unit volume for moist smokeless tobacco products as well as improved sales for the Company’s international operations, partially offset by lower sales for wine products.

      The consolidated gross margin percentage decreased in 2003 to 77.8 percent, primarily as a result of the Rickard Seeds inventory charge, higher unit cost for moist smokeless tobacco products and a continued shift in moist smokeless tobacco product mix from premium to price value. These factors were partially offset by higher moist smokeless tobacco product selling prices, including promotional units, and improved trends in the Company’s international operations.

      Consolidated SA&A expenses increased 5.1 percent to $470.7 million in 2003, primarily as a result of higher salaries and related costs, principally pension expense, and higher Smokeless Tobacco segment direct selling and advertising spending. SA&A expenses also increased due to the absence of the 2002 one-time adjustment of $5.6 million due to a change in the Company’s vacation policy, a $4.4 million charge related to the bankruptcy filing of a significant wholesale customer in 2003, and the non-inventory portion of the Rickard Seeds charge in 2003. Partially offsetting these amounts were the absence of bonding costs associated with the Company’s resolved antitrust litigation and lower expenses for the Company’s incentive compensation (bonus) fund, resulting from the aforementioned reduction to offset the Rickard Seeds charge. The change in vacation policy specifically related to a revision of the period in which vacation was earned by employees, and as a result of the change, no accrual was necessary.

      For the years ended December 31, 2003 and 2002, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $8.9 million and $22.9 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environment affecting the Company’s products.

      The Company reported operating income of $596.6 million in 2003, representing approximately 34.5 percent of consolidated net sales.

      Net interest expense increased $30.8 million, primarily as a result of lower income from cash investments and higher average debt outstanding, as well as a slightly higher average interest rate on such debt.

      The Company recorded income tax expense of $197.7 million in 2003 at an effective tax rate of 38 percent versus an income tax benefit of $171 million, due to the net loss, at an effective tax rate of 39 percent in 2002.

      Basic and diluted shares outstanding were lower in 2003, primarily as a result of share repurchases, partially offset by the exercise of stock options.

      Net earnings for 2003 and 2002 included after-tax losses of $3.3 million and $3.6 million, respectively, from discontinued operations. Discontinued operations in 2003 and 2002 reflect the reclassified results of the Company’s cigar operation, which had previously been reported as a component of All Other Operations.

Smokeless Tobacco Segment

	(Dollars in thousands)

	2004	2003	2002

Net sales	$1,575,254	$1,504,893	$1,447,093

Operating profit (loss)	897,991	585,910	(408,675)

2004 compared with 2003

       Net sales for the Smokeless Tobacco segment increased 4.7 percent to $1.575 billion and accounted for 85.7 percent of 2004 consolidated net sales. This increase was primarily attributable to higher selling prices and slightly higher net unit volume for moist smokeless tobacco products. In addition, the 2004 increase in net sales included lower cash discounts partially offset by increased sales incentive spending. This spending included costs associated with the Company’s new brand-building customer incentive plan, the STEPS Rewards program, partially offset by a decrease in other discounting initiatives, primarily retail buydowns. Overall, full year net unit volume for moist smokeless tobacco products increased 0.8 percent in 2004 to 641.3 million cans, while net unit volume increased 1 percent to 158.8 million cans in the fourth quarter, as compared to the corresponding 2003 periods. The increased unit volume included a slight shift in product mix from premium products to price value products. Dry snuff products accounted for less than one percent of segment net sales and unit volume.

      Premium unit volume results include net can sales for standard products, which consist of straight stock, on-pack and value pack products, along with can sales for pre-pack promotional products. Straight stock refers

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

to single cans of premium smokeless tobacco sold at wholesale list prices. On-pack products are single or multiple can packages sold at wholesale list prices accompanied by a free premium giveaway item, such as a multi-purpose tool or work gloves. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are multiple can packages sold at everyday low prices that are lower than standard wholesale list prices for straight stock products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time, such as “multiple cans offered at a reduced price.” Overall, net unit volume for premium products declined 1.2 percent in 2004, primarily as a result of a 31 percent reduction in pre-pack promotional volume, compared to the prior year, partially offset by a 0.3 percent increase in net unit volume for standard products. Approximately 40 percent, or 3 million cans, of the reduction in pre-pack promotional volume was due to the absence of a 15-gram can test, which took place in the fourth quarter of 2003. The Company believes this was offset by some customers increasing inventories in the fourth quarter of 2004 in advance of the January 1, 2005 price increase for premium products. Although the net effect is not significant to the improved volume trend in 2004, it could have a modest negative effect on trend results in the first quarter of 2005. Pre-pack premium promotional unit volume represented approximately 3.2 percent of 2004 premium net unit volume, versus 4.5 percent in 2003. The increased net unit volume for standard premium products included higher value pack can sales, which now represent approximately 1.5 percent of total premium net unit volume, compared to 0.6 percent in 2003.

      Net unit volume for price value products increased by 20.2 percent in 2004 compared to 2003. These net unit volume results included higher pre-pack promotional unit volume, mainly due to the introduction of the Company’s sub-price value product, Husky, and the promotion of the Company’s traditional price value product, Red Seal. Red Seal and Husky accounted for approximately 11.1 percent of 2004 total moist smokeless tobacco net unit volume, as compared to 9.3 percent in 2003.

      The Company’s 2004 net unit volume growth can be attributed, in part, to its successful new product introductions in both the premium and price value product categories, despite aggressive price value competition within the moist smokeless tobacco category. Net can sales for 2004 included approximately 60.1 million cans of new products launched within the last three years, representing 9.4 percent of total moist smokeless tobacco unit volume. These new products included Skoal Long Cut Apple Blend, Skoal Long Cut Vanilla Blend, Skoal Long Cut Berry Blend, Skoal and Copenhagen Pouches, two new Red Seal products and Husky.

      The Company’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicated that for the year-to-date period ended December 25, 2004, total moist smokeless tobacco category retail shipments increased 5.9 percent over the similar prior year period, on a can-volume basis. Although the Company’s share of total category declined 2.8 percentage points to 69.3 percent, the Company’s retail shipments on a can-volume basis increased 1.8 percent from the similar prior year period. The premium segment’s decline moderated to 0.8 percent, while the Company’s premium net volume decreased 0.2 percent in the corresponding period. The moist smokeless tobacco category’s value segments, which include traditional price value and sub-price value, increased 24.5 percent during the same period, with the Company’s net volume of combined traditional price value and sub-price value increasing 18.8 percent over the comparative period. The 2003 RAD-SVT data, which is used in the above comparisons, has been restated in order to improve the overall reporting accuracy of the information by incorporating refinements to the projection methodology. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco trends from wholesale to retail and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports net shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of the Company’s actual results to those from RAD-SVT.

      Cost of products sold increased 3.6 percent in 2004, primarily as a result of higher unit costs and slightly higher net unit volume for moist smokeless tobacco products, along with a $1 million charge recorded in connection with the recently enacted tobacco quota buyout legislation. These factors were partially offset by the net impact of the difference between the current and prior year charges taken in connection with inventory at Rickard Seeds. The increased moist smokeless tobacco unit costs were primarily the result of higher packaging costs, as well as higher salaries and related costs for direct labor and higher overhead.

      Gross profit increased 4.9 percent in 2004 compared to the similar 2003 period. This increase was primarily the result of higher selling prices and slightly higher net unit volume for moist smokeless tobacco products, partially offset by the aforementioned cost of products sold variance. The gross profit percentage remained level in 2004 at 83.6 percent as a result of these factors and the aforementioned shift in product mix, which included higher unit volume for price value and lower unit volume for premium products.

      Selling and advertising expenses increased 13.9 percent in 2004 compared to 2003. This increase was primarily attributable to higher spending on one-on-one marketing efforts to adults and various marketing, print media and sales initiatives associated with promoting the moist smokeless tobacco category. Selling and advertising expenses in 2004 also included increased costs associated with the Company’s retail shelving systems used in promoting the moist smokeless tobacco category’s products. The increased selling and advertising expenses, which were in line with the Company’s plans to increase moist smokeless tobacco category growth, were partially offset by lower spending associated with a customer sales alliance program, which was replaced with the aforementioned STEPS Rewards program in early 2004. Indirect selling expenses were higher in 2004 compared to 2003, primarily as a result of higher costs associated with the implementation of the Company’s moist smokeless tobacco category growth plans, which included the effect of headcount additions related to one-on-one adult marketing efforts. Administrative and other expenses increased during 2004, primarily as a result of the aforementioned 2003 reduction in the incentive compensation (bonus) fund of $15.9 million and higher spending to address proposed regulatory issues in 2004, partially offset by a $4.4 million charge recorded in 2003 related to the bankruptcy filing of a significant wholesale customer, the non-inventory charge of $4.2 million in 2003 related to Rickard Seeds, and lower legal and other professional fees in 2004.

      Included in 2003 segment results was the $280 million charge associated with the resolution of an antitrust action brought by a smokeless tobacco competitor, an agreement to resolve antitrust actions by indirect purchasers in certain states and the District of Columbia, and the decision to settle, on substantially similar terms, other indirect purchaser antitrust actions not covered by the agreement. In 2004, certain states’ actions were resolved. As a result of these resolutions, the Company recognized a favorable pretax adjustment. Also in 2004, the Company recorded a pretax charge for costs associated with the resolution of the remainder of the smokeless tobacco direct purchaser antitrust actions. The net impact of these adjustments is reported in “antitrust litigation” on the Consolidated Statement of Operations. See the Contingencies note to the Consolidated Financial Statements for additional details.

      As a result of the aforementioned factors, segment operating profit in 2004 was $898 million, representing an increase of 53.3 percent from 2003.

2003 compared with 2002

       Net sales for the Smokeless Tobacco segment increased 4 percent to $1.505 billion and accounted for 86.9 percent of 2003 consolidated net sales as higher selling prices for moist smokeless tobacco products and higher net unit volume for price value products were partially offset by lower net unit volume for premium products. Dry snuff products accounted for less than one percent of segment net sales and unit volume.

      Overall, moist smokeless tobacco net unit volume for the year was stable at 636.1 million cans. A decline in net unit volume for premium moist smokeless tobacco products was offset by increased net unit volume for non-premium products. Despite higher returned goods and aggressive sub-price value competition within the moist smokeless category, the Company’s 2003 net unit volume remained stable, which can be attributed in part to its successful new product program and increased promotional activity. Net can sales for the full year included approximately 43.6 million cans of new products launched within the last three years, representing 6.9 percent of total moist smokeless tobacco unit volume. These new products included Skoal Long Cut Vanilla Blend, Skoal Long Cut Berry Blend, Skoal and Copenhagen Pouches and two new Red Seal products, Long Cut Mint and Long Cut Natural. Promotional unit volume included approximately 3 million 15-gram promotional cans, as the Company began testing the viability of various can sizes. Unit volume for Red Seal, the Company’s primary non-premium product, increased 17.5 percent in 2003 and represented 9.1 percent of the Company’s total moist smokeless tobacco unit volume. The increased returned goods in 2003 were primarily the result of cans associated with Copenhagen and Skoal Pouches, along with executional issues

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

associated with Skoal Winterblend, which was a seasonal flavor sold promotionally in the fourth quarter of 2002.

      RAD-SVT indicated that for the year-to-date period ended December 27, 2003, on a can-volume basis, total category shipments increased 3.7 percent over the corresponding 2002 period. The premium segment declined 3 percent and the price value segment increased 28.2 percent during the same period. The Company’s total share declined 3.3 percentage points to 72.2 percent versus 2002. The 2003 and 2002 RAD-SVT data, which is used in the above comparisons, has been restated in order to improve the overall reporting accuracy of the information by incorporating refinements to the projection methodology. Since the incidence of oral tobacco use by members of the military tends to be significantly higher than that of the broad adult population, the movement of armed forces personnel stationed in the U.S., particularly reservists, to the Middle East had a negative impact on RAD-SVT results since it only measures domestic shipments to retailers.

      Cost of products sold increased 11.9 percent in 2003, primarily as a result of the $11.7 million charge taken in connection with Rickard Seeds, as well as higher unit costs for moist smokeless tobacco products. The increased unit costs were primarily the result of higher leaf tobacco costs, as well as higher salaries and related costs for both direct labor and overhead.

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

      Selling and advertising expenses increased 7.3 percent in 2003, compared to the corresponding 2002 period. This increase was primarily attributable to higher spending on print media and various marketing and sales initiatives associated with the introduction of Copenhagen and Skoal Pouches. Indirect selling expenses were higher in 2003 due to increased salaries and related costs, which include the effect of higher pension expense. Administrative and other expenses decreased during 2003, primarily as a result of the absence of bonding costs recorded in 2002, associated with the Company’s resolved antitrust litigation, and the aforementioned 2003 reduction in the incentive compensation (bonus) fund. These factors were partially offset by a $4.4 million charge recorded in 2003, related to the bankruptcy filing of a significant wholesale customer, the absence of the aforementioned 2002 reversal of a benefit accrual and the non-inventory portion of the 2003 Rickard Seeds charge.

      Also included in 2003 segment results was the $280 million charge associated with the resolution of an antitrust action brought by a smokeless tobacco competitor, an agreement to resolve antitrust actions by indirect purchasers in certain states and the District of Columbia, and the decision to settle, on substantially similar terms, other indirect purchaser antitrust actions not covered by the agreement.

      As a result of the foregoing factors, segment operating profit in 2003 was $585.9 million. The segment reported an operating loss of $408.7 million in 2002, due to a $1.261 billion pretax charge, resulting from a judgment against the Company in an antitrust case.

Wine Segment

	(Dollars in thousands)

	2004	2003	2002

Net sales	$226,650	$194,905	$203,541

Operating profit	32,382	24,341	30,111

2004 compared with 2003

       Wine segment net sales increased 16.3 percent to $226.7 million and represented 12.3 percent of 2004 consolidated net sales. The net sales increase was primarily the result of increased premium case volume versus the prior year, as the Company increased distribution through the expansion of its sales force. Case volume results for the Company’s two leading brands were strong as Chateau Ste. Michelle increased 11.9 percent and Columbia Crest increased 12.8 percent from 2003 levels. These two leading brands accounted for 31.9 percent and 44.5 percent of the Company’s total 2004 premium case volume, respectively. Sales in 2004 were positively impacted as a result of increased media acclaim and editorial coverage in 2004, including recognition of Ste. Michelle Wine Estates as the “2004 American Winery of the Year,” awarded by Wine Enthusiast magazine. Exceptional wine ratings in 2004 for more than double the varietals achieving the same level of ratings in 2003 also contributed to the increase in net sales for 2004. The Stimson Lane Ltd. company name was changed in 2004 to Ste. Michelle Wine Estates, which the Company believes increased the market visibility for its Chateau Ste. Michelle brands. The increase in net sales in 2004 was also partially attributable to the success of new products, especially Red Diamond, and certain product line extensions. The net sales and case volume results in 2003 were adversely affected by a combination of factors in the marketplace, including increased price competition caused by the oversupply of grapes, cheaper imported wines and a relatively weak economy.

      Segment cost of products sold in 2004 increased 14.6 percent from 2003, primarily as a result of increased case volume for Chateau Ste. Michelle, Columbia Crest and Red Diamond brands. The gross profit percentage increased slightly in 2004, primarily as a result of a shift in total case sales towards higher priced varietals.

      During 2004, selling, advertising and administrative expenses were $53.5 million, representing an increase of 12 percent from 2003. Selling and advertising expenses increased predominantly as a result of increased selling, media and point of sale costs, which were in line with the Company’s distribution growth initiatives, partially offset by lower public relations spending in 2004. Indirect selling expenses increased primarily as a result of higher salaries and related costs due to a continued sales force expansion aimed at broadening distribution of the Company’s wines throughout the domestic market. In 2004, distribution gains were achieved in the restaurant, club store and grocery chain segments of the market as a result of the sales force expansion. Administrative and other spending was higher in 2004 primarily due to an unfavorable market adjustment of $1 million related to a property sold in December 2004, along with the impact of the segment’s share of the reduction in the incentive compensation (bonus) fund in 2003 related to the aforementioned Rickard Seeds adjustment.

      As a result of the above mentioned factors, Wine segment operating profit increased 33 percent to $32.4 million in 2004.

2003 compared with 2002

       Wine segment net sales decreased 4.2 percent to $194.9 million and represented 11.2 percent of 2003 consolidated net sales. The net sales decline was primarily the result of a shift in product mix towards new premium wines sold at lower prices as well as promotional pricing on other selected premium wines. Premium case volume results slightly offset the impact of these factors as it increased 0.4 percent from the prior year. The net sales and case volume results in 2003 were adversely affected by a combination of economic factors in the marketplace. Case volume results for the Company’s two leading brands were varied as Chateau Ste. Michelle increased 7.5 percent and Columbia Crest decreased 4.3 percent from 2002 levels. These two leading brands accounted for 32.7 percent and 45.2 percent of the Company’s total 2003 case volume, respectively. Although 2003 Columbia Crest case volume compared unfavorably to 2002 case volume, which included strong shipments driven by critical acclaim on its Grand Estates Chardonnay, fourth quarter shipments received a positive boost when the December 2003 issue of Wine Spectator gave strong reviews to some of the Columbia Crest reserve wines.

      Segment cost of products sold decreased 2.1 percent, primarily as a result of continued cost reduction efforts and a shift in mix to lower cost products. The gross profit percentage decreased in 2003, primarily as a result of the lower selling prices on selected wines.

      During 2003, selling, advertising and administrative expenses approximated 2002 levels. Selling and advertising expenses decreased due to lower media advertising, as wine consumers were generally price and promotion driven in 2003 rather than loyal to established brands. In response, the Company reallocated a portion of its selling and advertising budget to price and promotional activities. Indirect selling expenses increased primarily as a result of higher salaries and related costs due to sales force expansion and increases in benefits expenses. The sales force expansion was targeted at increasing distribution of the Company’s wines throughout the domestic market. In 2003, distribution gains were achieved in the restaurant and grocery chain

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

segments of the market as a result of the initial sales force expansion. Administrative and other spending was higher in 2003 due to increased insurance costs, professional fees and other administrative spending, and a $1 million gain recorded in 2002 on the sale of an underutilized facility, partially offset by the segment’s share of the 2003 reduction in the incentive compensation (bonus) fund.

       As a result of the foregoing factors, segment operating profit decreased 19.2 percent to $24.3 million in 2003.

All Other Operations

	(Dollars in thousands)

	2004	2003	2002

Net sales	$36,334	$32,064	$23,769

Operating profit	10,266	7,962	1,781

2004 compared with 2003

       Net sales for All Other Operations increased 13.3 percent to $36.3 million and accounted for 2 percent of consolidated net sales in 2004. The increase in net sales was primarily the result of higher unit volume for moist smokeless tobacco products sold by the Company’s international operations. In addition, the increase also included the impact of a favorable foreign exchange rate. The gross margin percentage for All Other Operations increased slightly in 2004 as compared to 2003, with comparative increases in cost of sales also related to higher volume and a favorable foreign exchange rate. All Other Operations reported an operating profit of $10.3 million for 2004, which represents an increase of 28.9 percent from 2003. The results for the cigar business, previously reported in All Other Operations, have been reflected as discontinued operations for all periods presented, and have therefore been eliminated from the results reflected above.

2003 compared with 2002

       Net sales for All Other Operations increased 34.9 percent to $32.1 million and accounted for 1.9 percent of consolidated net sales in 2003. The increase in net sales was mainly driven by higher moist smokeless tobacco sales in the Company’s international operations associated with a new 15-gram can, which provides more favorable pricing at retail, and the launch of Skoal Long Cut Berry Blend. In addition, the increase also included the impact of a favorable foreign exchange rate. All Other Operations reported an operating profit of $8 million in 2003 compared to an operating profit of $1.8 million in the corresponding 2002 period.

Discontinued Operations

       Net earnings for 2004 included after-tax losses of $7.2 million from discontinued operations compared to losses of $3.3 million in 2003 and $3.6 million in 2002. Discontinued operations reflected the results of the Company’s cigar operation, which was transferred to a smokeless tobacco competitor in 2004, in connection with the agreement to resolve an antitrust action. See Discontinued Operations note to the consolidated financial statements for more details.

Outlook

       The Company’s objective is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults. In 2004, the Company expanded its efforts to accelerate growth in this category by spending an additional $24 million on product innovation and programs to reach out to new adult consumers, primarily adult smokers. A notable initiative to drive category growth is the Company’s one-on-one adult marketing program which introduces potential adult customers to the moist smokeless tobacco category through adult-only facilities. In addition, the Company began an advertising campaign late in the year, which promotes the convenience of the moist smokeless tobacco category relative to cigarettes. The investment in such product innovation and programs, combined with positive external factors, contributed to the strong results for the Company in 2004, and, as such, the Company continues to focus its strategy on moist smokeless tobacco category growth. The Company continues to effectively compete in the moist smokeless tobacco category by offering products in every category segment, and, as a result, the Company expects increased sales and earnings in 2005, as well as growth in 2006 and beyond.

      The Company is encouraged by improvement in moist smokeless tobacco category trends, with category growth initiatives fully in place and operating in 2005. A key to sustaining the Company’s growth and profitability at increasing levels is attracting growing numbers of adult smokers. Consistent with its initiatives for 2004, the Company continues to increase its one-on-one adult marketing efforts, which allows it to increase communication with adult consumers.

      Competition, changes in consumer preferences, including their impact on the relative mix of premium versus price value product sales, acceptance of new products and other marketing initiatives, excise taxes, the effects of possible litigation and legislative and regulatory actions, including increases in the minimum age to purchase tobacco products, may adversely affect operating and unit volume results for the smokeless tobacco business in the future, as well as the growth rate of the moist smokeless tobacco category.

      Despite the competitive conditions in the wine category, the Company’s Wine segment finished the year with record results, driven by exceptional media and editorial acclaim, as well as the Company’s additional investment in 2004 in the sales force, which focused on expanded distribution, successfully introducing new products and extensions of existing product lines and expanding sales distribution in certain account categories, such as restaurants. Although the Wine segment has significant momentum going into 2005, sustained growth will be dependent upon ongoing success in aforementioned areas from 2004, specifically the successful introduction of the Red Diamond brand to retail channels, as well as the effects of several other key factors, including the global supply of wine, a weak U.S. dollar contributing to increased prices of imported competitors’ wines and an overall improvement in the U.S. economy. The Company plans to grow its wine business through the continued expansion of its sales force and the broadening of its distribution in the domestic market.

      Competition, pricing, acts of nature, changes in consumer preferences, published wine ratings and other editorial and media coverage, and the effects of possible legislative actions and tax changes may impact the performance of the wine business in the future.

      The Company is committed to delivering exceptional operating performance in each of its business segments. The Company presently anticipates diluted earnings per share in 2005 in the range of $3.30 to $3.40.

      The Company’s financial forecast for 2005 and beyond may be affected by the Company’s ability to address the factors described above impacting each of its business segments, as well as the matters described under “Cautionary Statements Regarding Forward-Looking Statements.”

Financial Condition

Liquidity

	(Dollars in thousands)

	2004	2003	2002

Cash and cash equivalents	$510,202	$438,040	$382,003

Restricted deposits	—	—	1,242,431

Total debt	1,140,000	1,140,000	1,140,000

      Historically, the Company has relied upon cash flows from operations supplemented by debt issuance and revolving credit borrowings, as needed, to finance its working capital requirements, the payment of dividends, stock repurchases and capital expenditures. The Company’s cash equivalent investments are generally liquid, short-term investment grade securities.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

       The Company’s cash and cash equivalents totaled $510.2 million at December 31, 2004, an increase of $72.2 million from December 31, 2003. The major sources of cash in 2004 were net earnings generated mainly by the Smokeless Tobacco segment and proceeds from the issuance of common stock. The major uses of cash were for dividend payments, the repurchase of Company stock and the cash payment portion of the aforementioned resolution of an antitrust action brought by a smokeless tobacco competitor, Swedish Match North America, Inc.

      In 2003, the litigation liability associated with the 2002 adverse antitrust judgment against the Company was paid. However, the overall effect on reported cash and cash equivalents was minimal as the Company paid the judgment primarily out of funds that had been held in restricted deposits, which were a component of financing activities in 2003 on the Consolidated Statement of Cash Flows. Given the size of the award, the Company recognizes that the payment of the judgment had, at the time of payment, a material adverse effect on its consolidated financial position. However, in light of the Company’s ability to satisfy the judgment primarily with funds accumulated since the initial rendering of the judgment, the payment of the judgment did not have a material adverse effect on the Company’s dividend policy or its ability to implement its strategic business plans.

	(Dollars in thousands)

	2004	2003	2002

Net cash provided by (used in):

Operating activities	$562,469	$(704,928)	$802,124

Investing activities	(60,424)	(46,671)	(59,567)

Financing activities	(429,883)	807,636	(632,523)

Operating Activities

       In 2004, the primary sources of cash from operations included net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. The primary uses of cash in operations in 2004, other than for the $200 million cash payment of the antitrust judgment, were $86.7 million for the purchase of leaf tobacco and $48.7 million for grapes. Operating activities in 2003 included the effects of the aforementioned $1.262 billion payment in connection with the 2002 antitrust litigation loss along with net cash provided by operating activities of $557 million, resulting in net cash used in operating activities of approximately $704.9 million. The primary sources of cash from operations in 2003 included net earnings, adjusted for the effects of non-cash items, and higher income taxes payable. The primary uses of cash in operations in 2003, other than for the payment of the antitrust judgment, were $78.8 million for the purchase of leaf tobacco and $62.6 million for contributions to the Company’s qualified defined benefit pension plans, of which approximately $61 million were discretionary. In 2002, net cash from operating activities was positively impacted by the income tax effects of recording the litigation loss.

      The Company carries significant amounts of leaf tobacco along with bulk and bottled wine inventories as a result of the aging process required for the production of moist smokeless tobacco products and wine, respectively. The increases in inventories over the past several years related primarily to in-process and finished goods wine inventory resulting from factors in the marketplace, including an oversupply of grapes and cheaper imported wines. As indicated in “Critical Accounting Policies and Estimates,” management reviews these inventories and has determined that they are saleable and appropriately carried at the lower of cost or market. Total expenditures for leaf tobacco over the last three years were $242.3 million. Total costs of grapes harvested and purchased and purchases of bulk wine were $58.5 million in 2004 and $232.3 million over the last three years.

Investing Activities

       The 2004 increase in net cash used in investing activities was due to higher purchases of property, plant and equipment compared to 2003. Over the last three years, capital expenditures for property, plant and equipment have averaged approximately $61 million per year.

      Major areas of capital spending from 2002 through 2004 by segment were:

      Smokeless Tobacco segment

•	Manufacturing, processing and packaging equipment, including equipment for new products, line extensions and existing products
•	Computer equipment and software
•	Building improvements and renovations
•	Company aircraft

      Wine segment

•	Wine barrels and storage tanks
•	Computer software and equipment
•	Wine making and processing equipment

      Over the past three years, capital expenditures for the Smokeless Tobacco segment accounted for 72.8 percent of the consolidated total capital expenditures, while the Wine segment accounted for 25.9 percent and All Other Operations and corporate accounted for 1.3 percent. Capital expenditures for equipment in the Smokeless Tobacco segment over the past three years were primarily related to assuring manufacturing capabilities, new product innovations and product line extension capabilities. Wine segment capital expenditures during that period were primarily for increased capacity and expansion.

Financing Activities

       The Company had net cash used in financing activities of $429.9 million in 2004 compared to net cash provided by financing activities of $807.6 million in 2003. Cash dividends paid in 2004 were higher than those in 2003 due to a 4 percent increase in the dividend rate approved by the Board of Directors, partially offset by lower common shares outstanding. Although consistent through the first three quarters of 2004 and 2003, comparatively, payments for the repurchase of Company common stock in 2004 were higher than those made in 2003 based on management’s decision to increase repurchases in the fourth quarter of 2004. Proceeds from the issuance of common stock were higher than those received in 2003 primarily as a result of an increase in the number of stock options exercised and the higher average exercise price of such options exercised during 2004. The 2003 amount of net cash provided by financing activities was primarily attributable to the Company’s utilization of $1.242 billion of funds held in restricted deposits, used to substantially pay the aforementioned antitrust judgment, and $48.4 million in proceeds from the issuance of stock, partially offset by dividend payments of $333 million and payments for the repurchase of Company common stock of $150.1 million.

Capital Resources

	(Dollars in thousands)

	2004	2003	2002

Working capital	$554,260	$726,873	$828,825

Total debt	1,140,000	1,140,000	1,140,000

      On July 9, 2004, the Company replaced its $300 million unsecured line of credit with various financial institutions with a new $300 million three-year credit facility (the “New Credit Facility”). The previous facility was comprised of a $150 million, 364-day credit agreement and a $150 million three-year credit agreement (the “Previous Credit Facility”). The New Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the New Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is .15 percent per annum. This New Credit Facility was executed primarily to support commercial paper borrowings. The Company had no direct borrowings under the New Credit Facility or commercial paper borrowings at December 31, 2004. Fees of approximately $0.9 million associated with the establishment of the New Credit Facility have been capitalized

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

and will be amortized over the term of the New Credit Facility. See the Borrowing Arrangements note to the Consolidated Financial Statements for additional details.

       In July 2002, the Company issued $600 million aggregate principal amount of 6.625 percent senior notes at a price of 99.53 percent of the principal amount. The notes mature on July 15, 2012, with semiannual interest payments.

      Also in July 2002, the Company terminated its previous $1 billion senior secured credit facility. The Company had borrowed $330 million of floating rate debt under the provisions of the terminated credit facility, the proceeds of which were used to fund the court-administered qualified settlement fund in connection with the antitrust judgment. During 2002, the Company made scheduled quarterly principal payments under the terms of the loan facility of $0.8 million per quarter. In July 2002, amounts outstanding under this loan facility were repaid.

      The Company’s working capital decreased to $554.3 million at December 31, 2004 as compared to $726.9 million at December 31, 2003. The working capital decrease in 2004 was mainly attributable to the reclassification of the $300 million current portion of long-term debt and decreased deferred income tax assets, offset by increased cash and cash equivalents in 2004 and the decrease in the liabilities associated with the antitrust litigation. The ratio of current assets to current liabilities (current ratio) decreased to 1.9 to 1 from 2.4 to 1. In January 2003, the Company paid the judgment resulting from its 2002 antitrust litigation loss in the amount of $1.262 billion. The Company utilized funds held in restricted deposits in the amount of $1.242 billion and $19.7 million in cash in satisfaction of this judgment.

      In December 2004, the Board of Directors increased the Company’s first quarter 2005 dividend to stockholders to 55 cents per share with an indicated annual rate of $2.20 per share. This represents a 6 percent increase over 2004.

      During 2004, the Company spent $200 million under its share repurchase program for the repurchase of Company common stock, compared to $150 million spent under the same program in 2003. The Company expects to spend $200 million in 2005 to buy back its common shares. Stock prices, market conditions and other factors will determine the actual number of shares repurchased.

      On March 16, 2004, the Company paid $200 million of its antitrust litigation liability.

      The Company estimates that amounts expended in 2005 for tobacco leaf purchases for moist smokeless tobacco products will be lower than amounts expended in 2004, while grape purchases for wine products will be slightly higher than amounts in the corresponding 2004 period.

      In 2005, expenditures under the Company’s capital program are expected to be approximately $96.8 million.

      The Company is subject to various threatened and pending litigation and claims, as disclosed in the notes to the consolidated financial statements. The Company believes that the ultimate outcome of such litigation and claims will not have a material adverse effect on its consolidated results or its consolidated financial position, although if plaintiffs in these actions were to prevail, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position.

      The Company’s cash requirements in 2005 and beyond will be primarily for the payment of dividends, repayment of borrowings, repurchase of common stock, purchases of inventory and capital expenditures. Please see table under “Aggregate Contractual Obligations” for a detailed schedule of certain future cash requirements. Cash flows generated from operations will be the primary means of meeting these cash requirements, and, if necessary, the Company will utilize some portion of its excess cash or short-term borrowings to fund shortfalls from operations. Extraordinary items, including any adverse litigation judgments or resolutions, would be satisfied with funds provided by these sources.

Aggregate Contractual Obligations

(Dollars in thousands)

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations

Current portion of long-term debt	$300,000	$300,000	$—	$—	$—

Long-term debt	840,000	—	—	240,000	600,000

Operating leases	40,192	10,025	12,050	5,439	12,678

Unconditional purchase obligations	380,680	82,064	102,257	90,276	106,083

	$1,560,872	$392,089	$114,307	$335,715	$718,761

      The above table represents the Company’s total contractual obligations as of December 31, 2004. Unconditional purchase obligations relate primarily to contractual commitments for the purchase of grapes and leaf tobacco for use in the production of wine and moist smokeless tobacco products, respectively. Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices.

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

      Amounts recognized in the financial statements for the Company’s noncontributory defined benefit pension plans are determined using actuarial valuations. Inherent in these valuations are key assumptions, including those for the expected long-term rate of return on plan assets and the discount rate used in calculating the applicable benefit obligation. The Company evaluates these assumptions on an annual basis and considers adjustments to the applicable long-term factors based upon current market conditions, including changes in interest rates, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions. Changes in the related pension expense may occur in the future as a result of changes in these assumptions. Pension expense was approximately $27.8 million, $33.1 million and $20.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. On average, over the past three years, approximately 82.8 percent of pension expense was reflected in selling, advertising and administrative expenses, while the remainder was included in cost of products sold. The decrease in pension expense for 2004 was primarily a result of increased returns on a higher asset base, due to contributions made in the prior year, partially offset by a decrease in the discount rate from 6.5 percent to 6.25 percent and a decrease in expected return on plan assets from 8 percent to 7.5 percent. The Company believes the long-term rate of return is reasonable based upon the plans’ asset composition and information available at the time, along with consideration of historical trends. The Company used a discount rate of 6 percent to calculate

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

its pension liabilities at December 31, 2004. This rate approximates the rate at which current pension liabilities could effectively be settled. At December 31, 2004, unrecognized actuarial losses, associated with pension plan asset performance, were approximately $108.9 million. These losses will be amortized over the applicable remaining service period which is approximately 11 years. The Company did not contribute to its qualified pension plans in 2004. The impact of a lower discount rate, partially offset by lower actuarial losses is expected to result in higher pension expense for 2005. The following provides a sensitivity analysis, which demonstrates the effects that adverse changes in actuarial assumptions would have on 2005 pension expense. A 50 basis point decrease in the expected long-term rate of return on plan assets would increase pension expense by approximately $1.3 million, while the same basis point decrease in the discount rate would result in an increase of approximately $3.7 million.

       The Company maintains a number of other postretirement welfare benefit plans which provide certain medical and life insurance benefits to substantially all full-time employees who have completed specified age and service requirements upon retirement. Amounts recognized in the financial statements in connection with these other postretirement benefit plans are determined utilizing actuarial valuations. The key assumptions inherent in these valuations include health care cost trend rates and the discount rate used in calculating the applicable postretirement benefit obligation, each of which are evaluated by the Company on an annual basis. Future changes in the related postretirement benefit expense may be impacted by changes in these assumptions. The Company used a discount rate of 6 percent to calculate its postretirement benefit obligation at December 31, 2004, which approximates the rate at which current postretirement benefit liabilities could effectively be settled. The health care cost trend increase used in calculating the postretirement benefit obligation at December 31, 2004 is assumed to be 10 percent in 2005 and is expected to decrease gradually to 4.5 percent by 2011 and remain level thereafter. A sensitivity analysis demonstrating the impact that a 100 basis point increase or decrease in these rates would have on both the postretirement benefit obligation and the related expense is disclosed in the Employee Benefit and Compensation Plans note to the Consolidated Financial Statements. Expense related to these plans was approximately $5.6 million, $2.9 million and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      The Company’s primary business, moist smokeless tobacco, sells products with freshness dates. It is the Company’s policy to accept sales returns from its customers for products that have exceeded such dates. The Company’s assumptions regarding sales return accruals are based on historical experience, current sales trends and other factors, and there has not been a significant fluctuation between assumptions and actual return activity on a historical basis. Actual sales returns represented approximately 5 percent, 4.1 percent and 3.4 percent of annual moist smokeless tobacco can sales for the years ended December 31, 2004, 2003 and 2002, respectively. However, significant changes in moist smokeless tobacco can sales, promotional activities, new product introductions, product quality issues and competition could affect sales returns in the future.

      The Company is subject to various threatened and pending litigation claims and discloses those matters in which the probability of an adverse outcome is other than remote, in the notes to its consolidated financial statements. The assessment of probability with regards to the outcome of litigation matters is made with the consultation of external counsel. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could ultimately be decided against the Company. Any unfavorable outcome of such actions could have a material adverse effect on the Company’s results of operations, cash flows or financial position. See the Contingencies note to the consolidated financial statements for disclosure of the Company’s assessment related to pending litigation matters.

      The Company’s income tax provision takes into consideration pretax income, statutory tax rates and the Company’s tax profile in the various jurisdictions in which it operates. The tax bases of the Company’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining the Company’s effective tax rate and in evaluating its tax positions. Notwithstanding the fact that all of the Company’s tax filing positions are supported by the requisite tax and legal authority, accruals are established in accordance with SFAS No. 5, Contingencies, when the Company believes that these positions are likely to be subject to challenge by a tax authority. The Internal Revenue Service and other tax authorities audit the Company’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which the

Company has established an accrual is audited and ultimately resolved. While it is often difficult to predict the timing of tax audits and their final outcome, the Company believes that its accruals reflect the probable outcome of known tax contingencies. However, the final resolution of any such tax audits could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a significant impact on the results of operations in any given period. The Company continually and regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

      The Company’s management believes that no one single item that includes an assumption or estimate made by management will have a material effect on the Company’s financial position or results of operations, with the exception of litigation matters, if actual results are different from that assumption or estimate.

      The Company exercises judgment when evaluating the use of assumptions and estimates, which may include the use of specialists and quantitative and qualitative analysis. Management believes that all assumptions and estimates used in the preparation of these financial statements are reasonable based on information currently available.

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

      Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These factors include competitive pressures, changes in consumer preferences, wholesaler ordering patterns, consumer acceptance of new product introductions and other marketing initiatives, uncertainties associated with ongoing and future litigation, legal and regulatory initiatives (including those described under Items 1 and 3 of the Company’s Annual Report on Form 10-K, in Current Reports on Form 8-K and in Quarterly Reports on Form 10-Q), and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward-looking statements. The forward-looking statements speak only as to the date when they are made.

MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

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

      At December 31, 2004 and 2003, respectively, the Company had $1.1 billion in fixed rate senior notes and $40 million in floating rate senior notes outstanding. The fixed rate senior notes outstanding at December 31, 2004 and 2003 were comprised of long-term notes of $600 million with an interest rate of 6.625 percent and $200 million at 7.25 percent, and notes of $300 million at 8.8 percent designated as short-term as of December 31, 2004 on the Consolidated Statement of Financial Position. In order to hedge the interest rate risk on the $40 million floating rate senior notes, the Company entered into an interest rate swap to pay a fixed rate of interest (7.25 percent) and receive a floating rate of interest on the notional amount of $40 million. This swap fixes the interest rate on the $40 million in long-term floating rate senior notes at 7.25 percent.

      The following provides a sensitivity analysis of interest rate risk and the effects of hypothetical sudden changes in the applicable market conditions on the succeeding year’s earnings, based upon year-end positions. Computations of the potential effects of the hypothetical market changes are based upon various assumptions, involving interest rate levels and other variables. The fair values of the Company’s fixed rate senior notes payable are sensitive to changes in interest rates. Based upon an immediate 100 basis point increase in the applicable interest rate at December 31, 2004, the fair value of the Company’s fixed rate senior notes would decrease by approximately $48 million. Conversely, a 100 basis point decrease in that rate would increase the fair value of these notes by $51.5 million.

      These hypothetical changes and assumptions may be different from what actually takes place in the future, and the computations do not take into account management’s possible actions if such changes actually occurred over time. Considering these limitations, actual effects on future earnings could differ from those calculated above.

      Taking into account the Company’s floating rate senior notes payable and interest rate swap outstanding at December 31, 2004, each 100 basis point increase or decrease in the applicable market rates of interest, with all other variables held constant, would not have any effect on interest expense. This is due to the full correlation of the terms of the notes with those of the swap, which results in interest rates on all debt outstanding being fixed at December 31, 2004.

      In addition, from time to time, the Company enters into foreign currency forward contracts to hedge the risk of variability in cash flows associated with foreign currency payments. Such payments are primarily made in connection with purchases of barrels for the Company’s wine operations. There were no such contracts outstanding at December 31, 2004 or 2003.

      The Company routinely invests portions of its cash in short-term instruments. It is the Company’s policy to ensure that these instruments are comprised of only investment grade securities (as determined by a third-party rating agency) which mature in three months or less. These factors, along with continual monitoring of the credit status of the investee companies and securities, reduce the Company’s exposure to investment risk associated with these securities. At December 31, 2004, the Company had approximately $435.5 million invested in short-term instruments.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UST Inc.:

       We have audited the accompanying consolidated statement of financial position of UST Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed on Schedule II in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UST Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UST Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

Stamford, Connecticut

March 3, 2005

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UST Inc.:

       We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UST Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UST Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that UST Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, UST Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of UST Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2004 of UST Inc. and our report dated March 3, 2005 expressed an unqualified opinion thereon.

Stamford, Connecticut

March 3, 2005

UST

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31

	2004	2003	2002

Net Sales	$1,838,238	$1,731,862	$1,674,403

Costs and Expenses

Cost of products sold	363,357	340,654	315,713

Excise taxes	49,284	43,833	43,218

Selling, advertising and administrative	513,570	470,740	447,709

Antitrust litigation	(582)	280,000	1,260,510

Total Costs and Expenses	925,629	1,135,227	2,067,150

Operating Income (Loss)	912,609	596,635	(392,747)

Interest, net	75,019	76,905	46,146

Earnings (Loss) from Continuing Operations Before Income Taxes	837,590	519,730	(438,893)

Income Tax Expense (Benefit)	299,538	197,681	(170,980)

Earnings (Loss) from Continuing Operations	538,052	322,049	(267,913)

Loss from Discontinued Operations (including income tax effect)	(7,215)	(3,260)	(3,556)

Net Earnings (Loss)	$530,837	$318,789	$(271,469)

Net Earnings (Loss) Per Basic Share:

Earnings (loss) from continuing operations	$3.26	$1.93	$(1.59)

Loss from discontinued operations	(.05)	(.02)	(.02)

Net Earnings (Loss) Per Basic Share	$3.21	$1.91	$(1.61)

Net Earnings (Loss) Per Diluted Share:

Earnings (loss) from continuing operations	$3.23	$1.92	$(1.59)

Loss from discontinued operations	(.04)	(.02)	(.02)

Net Earnings (Loss) Per Diluted Share	$3.19	$1.90	$(1.61)

Average Number of Shares

Basic	165,164	166,572	168,786

Diluted	166,622	167,376	168,786

The accompanying notes are integral to the Consolidated Financial Statements.

UST

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(In thousands)

	December 31

	2004	2003

Assets

Current assets

Cash and cash equivalents	$510,202	$438,040

Accounts receivable	41,462	68,230

Inventories	567,160	573,334

Deferred income taxes	29,597	127,064

Assets held for sale	—	18,825

Prepaid expenses and other current assets	24,712	22,473

Total current assets	1,173,133	1,247,966

Property, plant and equipment, net	421,848	396,873

Other assets	64,502	81,655

Total assets	$1,659,483	$1,726,494

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities

Current portion of long-term debt	$300,000	$—

Accounts payable and accrued expenses	226,281	185,938

Income taxes payable	66,003	55,155

Litigation liability	26,589	280,000

Total current liabilities	618,873	521,093

Long-term debt	840,000	1,140,000

Postretirement benefits other than pensions	81,874	80,507

Pensions	95,052	89,592

Deferred income taxes	9,645	4,435

Other liabilities	4,474	6,054

Contingencies (see note)	—	—

Total liabilities	1,649,918	1,841,681

Stockholders’ equity (deficit)

Capital stock(1)	105,777	103,750

Additional paid-in capital	885,049	752,549

Retained earnings	492,800	306,091

Accumulated other comprehensive loss	(19,911)	(23,458)

	1,463,715	1,138,932

Less treasury stock(2)	1,454,150	1,254,119

Total stockholders’ equity (deficit)	9,565	(115,187)

Total liabilities and stockholders’ equity (deficit)	$1,659,483	$1,726,494

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 211,554,946 shares in 2004 and 207,500,386 shares in 2003. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	46,948,011 shares and 42,008,611 shares of treasury stock at December 31, 2004 and December 31, 2003, respectively.

The accompanying notes are integral to the Consolidated Financial Statements.

UST

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31

	2004	2003	2002

Operating Activities

Net earnings (loss)	$530,837	$318,789	$(271,469)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	47,647	41,583	49,653

Stock-based compensation expense	3,181	117	—

Deferred income taxes	100,767	(79,490)	(207,008)

Changes in operating assets and liabilities:

Accounts receivable	25,951	9,387	7,806

Inventories	(22,780)	(37,630)	(41,884)

Prepaid expenses and other assets	13,573	(52,191)	13,948

Accounts payable, accrued expenses, pensions and other liabilities	51,172	29,612	14,389

Tax benefits from the exercise of stock options	17,070	8,535	5,446

Income taxes	10,848	36,870	(29,267)

Litigation liability	(215,797)	(980,510)	1,260,510

Net cash provided by (used in) operating activities	562,469	(704,928)	802,124

Investing Activities

Purchases of property, plant and equipment	(70,326)	(48,944)	(62,714)

Dispositions of property, plant and equipment	9,902	2,273	3,147

Net cash used in investing activities	(60,424)	(46,671)	(59,567)

Financing Activities

Proceeds from debt	—	—	593,292

Repayment of debt	—	—	(325,875)

Withdrawals from (deposits into) restricted deposits	—	1,242,431	(582,534)

Proceeds from the issuance of stock	114,276	48,286	57,089

Dividends paid	(344,128)	(332,986)	(324,233)

Stock repurchased	(200,031)	(150,095)	(50,262)

Net cash (used in) provided by financing activities	(429,883)	807,636	(632,523)

Increase in cash and cash equivalents	72,162	56,037	110,034

Cash and cash equivalents at beginning of year	438,040	382,003	271,969

Cash and cash equivalents at end of year	$510,202	$438,040	$382,003

Supplemental disclosure of cash flow information

Cash paid during the year for:

Income taxes	$175,972	$255,043	$67,733

Interest	83,551	83,553	52,280

The accompanying notes are integral to the Consolidated Financial Statements.

UST

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except per share amounts)

				Accumulated			Compre-
		Additional		Other		Total Stock-	hensive
	Common	Paid-In	Retained	Compre-	Treasury	holders’ Equity	Income
	Stock	Capital	Earnings	hensive Loss	Stock	(Deficit)	(Loss)

Balance at December 31, 2001	$101,710	$635,380	$915,990	$(18,256)	$(1,053,762)	$581,062

Comprehensive loss:

Net loss	—	—	(271,469)	—	—	(271,469)	$(271,469)

Other comprehensive loss, net of tax:

Net deferred loss on cash flow hedges	—	—	—	(3,199)	—	(3,199)	(3,199)

Foreign currency translation adjustment	—	—	—	(920)	—	(920)	(920)

Minimum pension liability adjustment	—	—	—	(40,504)	—	(40,504)	(40,504)

Other comprehensive loss							(44,623)

Comprehensive loss							$(316,092)

Cash dividends — $1.92 per share	—	—	(324,233)	—	—	(324,233)

Exercise of stock options — 2,013,000 shares and issuance of restricted stock — 5,540 shares	1,010	55,037	—	—	—	56,047

Income tax benefits and decrease in receivables from exercise of stock options	—	6,488	—	—	—	6,488

Stock repurchased — 1,598,261 shares	—	—	—	—	(50,262)	(50,262)

Balance at December 31, 2002	102,720	696,905	320,288	(62,879)	(1,104,024)	(46,990)

Comprehensive income:

Net earnings	—	—	318,789	—	—	318,789	$318,789

Other comprehensive income, net of tax:

Net deferred gain on cash flow hedges	—	—	—	853	—	853	853

Foreign currency translation adjustment	—	—	—	1,599	—	1,599	1,599

Minimum pension liability adjustment	—	—	—	36,969	—	36,969	36,969

Other comprehensive income							39,421

Comprehensive income							$358,210

Cash dividends — $2.00 per share	—	—	(332,986)	—	—	(332,986)

Exercise of stock options — 2,011,500 shares and issuance of restricted stock — 49,840 shares	1,030	43,734	—	—	—	44,764

Income tax benefits and decrease in receivables from exercise of stock options	—	11,910	—	—	—	11,910

Stock repurchased — 4,588,750 shares	—	—	—	—	(150,095)	(150,095)

Balance at December 31, 2003	103,750	752,549	306,091	(23,458)	(1,254,119)	(115,187)

Comprehensive income:

Net earnings	—	—	530,837	—	—	530,837	$530,837

Other comprehensive income, net of tax:

Net deferred gain on cash flow hedges	—	—	—	837	—	837	837

Foreign currency translation adjustment	—	—	—	1,751	—	1,751	1,751

Minimum pension liability adjustment	—	—	—	959	—	959	959

Other comprehensive income							3,547

Comprehensive income							$534,384

Cash dividends — $2.08 per share	—	—	(344,128)	—	—	(344,128)

Exercise of stock options — 3,849,000 shares and issuance of restricted stock — 205,560 shares	2,027	109,191	—	—	—	111,218

Income tax benefits and decrease in receivables from exercise of stock options	—	23,309	—	—	—	23,309

Stock repurchased — 4,939,400 shares	—	—	—	—	(200,031)	(200,031)

Balance at December 31, 2004	$105,777	$885,049	$492,800	$(19,911)	$(1,454,150)	$9,565

The accompanying notes are integral to the Consolidated Financial Statements.

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts or where otherwise noted)

Summary of Significant Accounting Policies

            Basis of Presentation

       The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by management. Management believes that the judgments and estimates used in the preparation of the consolidated financial statements are appropriate, however, actual results may differ from these estimates. The consolidated financial statements include the accounts of the Company and all of its subsidiaries after the elimination of intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the 2004 financial statement presentation.

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

      As a result of the transfer of the Company’s cigar operation pursuant to an agreement to resolve an antitrust action, the results of this operation are presented as Discontinued Operations for all periods presented (see Discontinued Operations note).

            Revenue Recognition

       Revenue from the sale of moist smokeless tobacco products is recognized, net of any discounts or rebates granted, when title passes, which corresponds with the arrival of such products at the customer locations. Revenue from the sale of wine is recognized, net of allowances, at the time products are shipped to customers. Revenue from the sale of all other products is predominantly recognized when title passes, which occurs at the time of shipment to customers.

      The Company records an accrual for estimated future sales returns of smokeless tobacco products based upon historical experience, current sales trends and other factors, in the period in which the related products are shipped.

      Costs associated with the Company’s sales incentives are recorded as a reduction to net sales.

      Shipping and handling costs incurred by the Company in connection with products sold are included in “cost of products sold” on the Consolidated Statement of Operations.

            Cash and Cash Equivalents

       Cash equivalents are amounts invested in investment grade instruments with maturities of three months or less when acquired.

            Inventories

       Inventories are stated at lower of cost or market. Elements of cost included in products in process and finished goods inventories include raw materials, comprised primarily of leaf tobacco and grapes, direct labor and manufacturing overhead. The major portion of leaf tobacco costs is determined using the last-in, first-out (LIFO) method. The cost of the remaining inventories is determined using the first-in, first-out (FIFO) and average cost methods. Leaf tobacco and wine inventories are included in current assets as a standard industry practice, notwithstanding the fact that such inventories are carried for several years for the purpose of curing and aging.

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

            Property, Plant and Equipment

       Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based on estimated salvage values, where applicable, and the estimated useful lives of the assets, which range from 5 to 40 years. Depreciation is not adjusted when operations are temporarily idled. Improvements are capitalized if they extend the useful lives of the related assets, while repairs and maintenance costs are expensed when incurred. Long-lived assets are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.

            Assets Held for Sale

       Long-lived assets are classified as held for sale when certain criteria are met, which include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and it is unlikely that significant changes will be made to the plan to sell the assets. The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell.

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

      The Company’s income tax provision takes into consideration pretax income, statutory tax rates and the Company’s tax profile in the various jurisdictions in which it operates. The tax bases of the Company’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining the Company’s effective tax rate and in evaluating its tax positions. Notwithstanding the fact that all of the Company’s tax filing positions are supported by the requisite tax and legal authority, accruals are established in accordance with Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 5, Contingencies, when the Company believes that these positions are likely to be subject to challenge by a tax authority.

      The Internal Revenue Service and other tax authorities audit the Company’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which the Company has established an accrual is audited and ultimately resolved.

      While it is often difficult to predict the timing of tax audits and their final outcome, the Company believes that its accruals reflect the probable outcome of known tax contingencies. However, the final resolution of any such tax audit could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a significant impact on the results of operations in any given period. The Company continually and regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period.

            Stock-Based Compensation

       At December 31, 2004, the Company maintained a total of three stock-based compensation plans for its employees and nonemployee directors (see Stock-Based Compensation note). The Company accounts for

Summary of Significant Accounting Policies (continued)

            Stock-Based Compensation (continued)

these stock compensation plans in accordance with the intrinsic value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). No stock-based compensation expense is reflected in net earnings (loss) as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Compensation expense has been recognized in net earnings during 2004 as a result of restricted stock granted to employees and nonemployee directors and restricted stock units granted to employees, and during 2003 as a result of restricted stock granted to employees and nonemployee directors.

      Consistent with the method described in SFAS No. 123, Accounting for Stock Based Compensation, if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under its plans, net earnings (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

	2004	2003	2002

Net earnings (loss):

As reported	$530,837	$318,789	$(271,469)

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	2,138	76	—

Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(5,258)	(3,848)	(4,422)

Pro forma	$527,717	$315,017	$(275,891)

Basic earnings (loss) per share:

As reported	$3.21	$1.91	$(1.61)

Pro forma	$3.20	$1.89	$(1.63)

Diluted earnings (loss) per share:

As reported	$3.19	$1.90	$(1.61)

Pro forma	$3.18	$1.88	$(1.63)

            Foreign Currency Translation

       In connection with foreign operations with functional currencies other than the U.S. dollar, assets and liabilities are translated at current exchange rates, while income and expenses are translated at the average rates for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss.

            Earnings (Loss) Per Share

       Basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. The diluted earnings (loss) per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options or restricted stock, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period. Additionally, as the Company recognized a fourth quarter loss in 2003 due to the litigation settlement charge, certain potential common shares were excluded from the full-year 2003 diluted earnings per share as they were antidilutive. The diluted loss per share computation for the year ended December 31, 2002 excludes all potential common shares, as the effect of their issuance is antidilutive.

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

            Accounting Pronouncements

       On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (Revised 2004), or Statement 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. The approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as allowed under Statement No. 123, will no longer be an alternative.

      Statement 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date, and based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures, either all prior periods presented or prior interim periods of the year of adoption. At the present time, the Company plans to adopt Statement 123(R) for the period beginning July 1, 2005 using the modified prospective method.

      As permitted by Statement 123, the Company currently accounts for share-based payments to employees and nonemployee directors using the intrinsic value method prescribed in APB Opinion No. 25. The Company grants stock options with exercise prices equal to the respective grant date’s fair market value and, as such, recognizes no compensation cost for such stock options. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the Stock-Based Compensation section of the Summary of Significant Accounting Policies note. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact that the adoption of Statement 123(R) will have on its consolidated results of operations, financial position and cash flows.

      In December 2004, the FASB issued Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“the Jobs Creation Act”) and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 requires that the tax deduction provided under the Jobs Creation Act for income attributable to domestic production activities be accounted for as a special deduction under Statement 109. This special deduction is recognized under Statement 109 as it is earned. FSP 109-2 provides that additional time beyond the financial reporting period of enactment should be allowed to evaluate the effect of the Jobs Creation Act on a company’s plan for repatriation or reinvestment of foreign earnings, unless the company has recognized a deferred tax liability for some or all of its unremitted foreign earnings. The Company is currently evaluating the impact of the new law (see Income Taxes note).

      The Company adopted the revised disclosure provisions outlined in SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003) in 2003. This Statement requires additional disclosures to those included in the original Statement 132 about the assets, benefit obligations, cash flows, investment policies and strategies and components of net periodic benefit cost recognized during

            Accounting Pronouncements (continued)

interim periods of defined benefit pension plans and other postretirement benefit plans. As this Statement does not address measurement or recognition requirements, there was no impact on the Company’s consolidated results of operations, financial position or cash flows for the years ended December 31, 2004 and 2003, respectively.

      There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the consolidated financial statements of the Company.

Inventories

       Inventories at December 31, 2004 and 2003, respectively, were as follows:

	December 31

	2004	2003

Leaf tobacco	$205,646	$216,073

Products in process	208,935	200,696

Finished goods	134,662	137,287

Other materials and supplies	17,917	19,278

	$567,160	$573,334

      At December 31, 2004 and 2003, $225.1 million and $219.9 million, respectively, of leaf tobacco inventories were valued using the LIFO method. The average costs of these inventories were greater than the amounts at which these inventories were carried in the Consolidated Statement of Financial Position by $70.4 million and $66.9 million, respectively.

Assets Held for Sale

       At December 31, 2004, the Company had no assets classified as held for sale, as each of the properties that were held for sale at December 31, 2003 were either sold or reclassified back into property, plant and equipment during 2004. The property that was sold in 2004 included certain California winery assets, which represented approximately $7.8 million of the December 31, 2003 balance in “assets held for sale.” During 2004, the Company recorded a charge of approximately $1 million within SA&A expenses to adjust the carrying value of these California assets to reflect their fair value, less estimated costs to sell. Also in December 2004, the remaining properties reflected in the December 31, 2003 “assets held for sale” balance were reclassified to “property, plant and equipment” as the Company was unable to dispose of them within the twelve-month period allowed under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with this reclassification, the Company recorded the cumulative retroactive depreciation that each of the properties would have recognized over the preceding twelve-month period had they been included in “property, plant and equipment.”

      The Company had $18.8 million classified as “assets held for sale” at December 31, 2003, which consisted of selected California winery assets. Management, having proper authority, initiated the disposal of these properties in connection with the overall strategic objectives of the Company’s winery operation. Each of these assets met the criteria to be considered held for sale under SFAS No. 144. As each property’s net carrying value was lower than its respective estimated fair value less costs to sell, there was no impairment charge recorded in 2003, upon management’s decision to dispose of the properties.

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Property, Plant and Equipment, Net

       Property, plant and equipment are reported at cost less accumulated depreciation. Property, plant and equipment at December 31, 2004 and 2003, respectively, are as follows:

	December 31

	2004	2003

Land	$18,745	$19,703

Buildings	266,992	259,933

Machinery and equipment	515,094	487,655

	800,831	767,291

Less accumulated depreciation	378,983	370,418

	$421,848	$396,873

      Depreciation expense was $45.4 million for 2004, $39.1 million for 2003 and $37.4 million for 2002.

Commitments

         Purchase Agreements

       At December 31, 2004, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are noncancelable or cancelable only under certain predefined conditions.

      The Company is obligated to make payments in the upcoming year of approximately $21.6 million for leaf tobacco to be used in the production of moist smokeless tobacco products.

      Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. The Company is obligated to make future payments for purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions, as follows:

	2005	2006	2007	2008	2009	Thereafter	Total

Grape commitments	$60,001	$55,331	$46,926	$46,161	$44,115	$106,084	$358,618

      In addition, the Company has a commitment to spend a minimum of approximately $0.4 million in the next year under an advertising-related contract.

            Operating Leases

       The Company leases certain property and equipment under various operating lease arrangements. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2004:

	2005	2006	2007	2008	2009	Thereafter	Total

Lease commitments	$9,679	$7,115	$4,935	$3,417	$2,022	$12,678	$39,846

      Rent expense was $13.8 million for 2004, $12.9 million for 2003 and $12.8 million for 2002.

Restricted Deposits

       In January 2003, restricted deposits held in a qualified settlement fund with the U.S. District Court in connection with the antitrust litigation involving the Company’s smokeless tobacco subsidiary, along with additional cash of $19.7 million, were utilized to pay the antitrust judgment (see Other Matters note).

      At December 31, 2002, the Company had $1.242 billion on deposit in the qualified settlement fund. During 2002, $572.1 million of additional funds were added to the restricted deposits, in addition to the interest income earned on the invested amounts, net of taxes paid. The Company utilized a portion of its net proceeds from its senior notes issued on July 15, 2002 (see Borrowing Arrangements note) and cash from operations for these deposits.

Other Assets

       Other assets at December 31, 2004 and 2003, respectively, consisted of the following:

	December 31

	2004	2003

Prepaid pension costs	$46,295	$61,276

Capitalized debt costs	5,440	6,730

Goodwill	4,944	4,710

Other	7,823	8,939

	$64,502	$81,655

      Capitalized debt costs as of December 31, 2004 and 2003 included applicable fees incurred in connection with the Company’s senior notes and credit facilities outstanding as of such dates. These costs are being amortized over their applicable terms (see Borrowing Arrangements note).

      The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. As the estimated fair values of the applicable reporting units exceeded their respective net book values, including goodwill, no impairment charges were recognized in 2004, 2003 or 2002.

Accounts Payable and Accrued Expenses

       Accounts payable and accrued expenses at December 31, 2004 and 2003, respectively, consisted of the following:

	December 31

	2004	2003

Trade accounts payable	$71,529	$65,636

Employee compensation and benefits	64,688	41,013

Interest payable on debt	27,369	27,369

Smokeless tobacco settlement-related charges	13,555	12,758

Other accrued expenses	49,140	39,162

	$226,281	$185,938

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Borrowing Arrangements

       Outstanding debt consisted of the following:

	December 31

	2004		2003
	Carrying	Fair	Carrying	Fair
	Value	Value(1)	Value	Value(1)

Current portion of long-term debt:

Senior notes, due March 15, 2005	$300,000	$303,510	$—	$—

Long-term debt:

Senior notes, due March 15, 2005	—	—	300,000	322,710

Senior notes, due June 1, 2009	240,000	264,220	240,000	271,040

Senior notes, due July 15, 2012	600,000	673,800	600,000	668,760

	840,000	938,020	1,140,000	1,262,510

	$1,140,000	$1,241,530	$1,140,000	$1,262,510

(1)	Represents amount at which liability could effectively be settled as of the respective year-end date. Calculation of this value is based upon present value of future cash flows.

     On July 9, 2004, the Company replaced its $300 million unsecured line of credit with various financial institutions, (the “Credit Facility”), comprised of a $150 million, 364-day credit agreement and a $150 million, three-year credit agreement, with a new $300 million three-year credit facility (the “New Credit Facility”). The New Credit Facility and the Credit Facility were executed primarily to support commercial paper borrowings. The Company had no direct borrowings under either credit facility nor did it have any commercial paper borrowings at December 31, 2004 or 2003. Costs of approximately $0.9 million associated with the establishment of the New Credit Facility were capitalized in 2004 and are being amortized over the applicable term. Approximately $0.2 million of these costs have been recognized for the year-ended December 31, 2004. Approximately $0.7 million remaining of the $2.7 million capitalized in 2002 associated with the Credit Facility was recognized for the year-ended December 31, 2004. The New Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the New Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is .15 percent per annum. Commitment fees incurred for the New Credit Facility approximated $0.2 million for the year-ended December 31, 2004. Commitment fees incurred for the Credit Facility approximated $0.9 million for the year-ended December 31, 2003. As of December 31, 2004, the Company is in compliance with all covenants under the terms of the New Credit Facility.

      In July 2002, the Company issued $600 million aggregate principal amount of 6.625 percent senior notes at a price of 99.53 percent of the principal amount. These notes mature on July 15, 2012, with interest payable semiannually. Approximately $4.8 million of the costs associated with the issuance of the notes were capitalized and are being amortized over the term of the notes. Approximately $0.5 million of these costs have been recognized in each of the years ended December 31, 2004 and 2003. The Company used a portion of the net proceeds from the $600 million senior notes to pay the remaining principal, fees and prepayment penalties associated with the $1 billion financing arrangement (the “Previous Credit Facility”) in the amount of $325.8 million, which was deposited with the U.S. District Court to satisfy the bonding requirement for certain antitrust litigation (see Other Matters note). In July 2002, the Previous Credit Facility was terminated and the $7.3 million in related unamortized debt costs were expensed. During the year ended December 31, 2002, the

Borrowing Arrangements (continued)

Company made scheduled principal payments totaling $1.7 million prior to termination. Commitment fees incurred on the Previous Credit Facility were $2.6 million for the year ended December 31, 2002.

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

Derivative Instruments and Hedging Activities

       The Company monitors and manages risk associated with changes in interest rates and foreign currency exchange rates. The purpose of the Company’s risk management policy is to maintain the Company’s financial flexibility by reducing or transferring risk exposure at appropriate costs. The Company does so, from time to time, by entering into derivative financial instruments to hedge against exposure to these risks. The Company has implemented risk management controls and limits to monitor its risk position and ensure that hedging performance is in line with Company objectives.

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

      The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. This interest rate swap has been designated as a cash flow hedge, and changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the $40 million debt principal (see Borrowing Arrangements note). The fair value of the swap at December 31, 2004 and 2003 was a net liability of $4 million and $5.3 million, respectively, based on dealer quotes, considering current market rates and was included in “other liabilities” on the Consolidated Statement of Financial Position. Accumulated other comprehensive loss at December 31, 2004 and 2003 included the accumulated loss on the cash flow hedge (net of taxes) of $2.6 million and $3.4 million, respectively. This reflects $0.8 million (net of taxes) of other comprehensive income recognized for the year ended December 31, 2004 and 2003, respectively, in connection with the change in fair value of the swap.

      In addition, from time to time, the Company has entered into foreign currency forward contracts, designated as cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with firm commitments to purchase oak barrels for its wine operations. There were no such contracts outstanding at December 31, 2004 or 2003.

      There were no other derivative contracts at December 31, 2004, with the exception of forward contracts to purchase leaf tobacco for use in manufacturing smokeless tobacco products and grapes and bulk wine for use in wine production. These forward contracts meet the normal purchases exception, exempting them from SFAS No. 133 accounting and reporting.

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Capital Stock

       The Company has two classes of capital stock: preferred stock, with a par value of $.10 per share, and common stock, with a par value of $.50 per share. Authorized preferred stock is 10 million shares and authorized common stock is 600 million shares. There have been no shares issued of the Company’s preferred stock.

      Common stock issued at December 31, 2004 and 2003 was 211,554,946 shares and 207,500,386 shares, respectively. Treasury shares held at December 31, 2004 and 2003 were 46,948,011 shares and 42,008,611 shares, respectively.

      The Company repurchased a total of 4.9 million shares and 4.6 million shares at a cost of $200 million and $150.1 million during 2004 and 2003, respectively. Of these totals, the Company repurchased 0.3 million shares and 0.6 million shares in 2004 and 2003, respectively, at prevailing market prices directly from the trust established for the Company’s defined benefit pension plans. Share repurchases were made pursuant to authorization by the Board of Directors to repurchase the Company’s common stock up to a maximum of 20 million shares. As of December 31, 2004, 18.3 million shares have been repurchased at a cost of $563.2 million under this program. In December 2004, the Company’s Board of Directors authorized a new program under which the Company may repurchase up to 20 million shares of its outstanding common stock. Repurchases under this new program will commence when repurchases under the existing program have been completed.

      Events causing changes in the issued and outstanding shares are described in the Consolidated Statement of Changes in Stockholders’ Equity (Deficit).

Stock-Based Compensation

       Effective February 20, 2003, the Board of Directors authorized an amendment and restatement of the 2001 Stock Option Plan, to provide for the grant of additional types of equity-based awards, as well as options, to the Company’s employees. As a result of the amendment, the 2001 Stock Option Plan was renamed the UST Inc. Amended and Restated Stock Incentive Plan (the “Amended and Restated Stock Incentive Plan”). There are generally five types of awards that may be granted under the Amended and Restated Stock Incentive Plan: stock options, stock appreciation rights, restricted stock awards, performance stock awards and stock unit awards. The total number of shares of common stock reserved for issuance under the Amended and Restated Stock Incentive Plan consists of 6 million shares previously approved under the 2001 Stock Option Plan. Of this total, no more than 1 million shares of common stock are authorized for issuance of awards other than options and stock appreciation rights over the term of the Amended and Restated Stock Incentive Plan. The Company also maintains two additional stock option plans, the 1992 Stock Option Plan and a Nonemployee Directors’ Stock Option Plan. Under the Company’s current plans, options may be granted at not less than the fair market value on the date of grant and therefore, in accordance with the intrinsic value-based method prescribed by APB Opinion No. 25, no compensation expense is recognized for the stock options granted.

      The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, such an option pricing model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Stock-Based Compensation (continued)

      The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Expected dividend yield	5.0%	5.0%	5.0%

Risk-free interest rate	3.9%	3.5%	4.9%

Expected volatility	13.2%	34.1%	17.2%

Expected life of option	7.5 years	7.5 years	7.5 years

      The following table presents a summary of the Company’s stock option activity and related information for the years ended December 31 (options in thousands):

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	12,152.6	$29.98	12,825.5	$28.41	14,257.8	$27.64

Granted	879.3	39.29	1,402.1	33.24	751.1	40.93

Exercised	(3,849.0)	28.07	(2,011.5)	22.23	(2,013.0)	27.75

Forfeited	(43.8)	33.50	(39.4)	30.34	(89.1)	22.68

Expired	(18.8)	27.81	(24.1)	25.50	(81.3)	30.81

Outstanding at end of year	9,120.3	$31.68	12,152.6	$29.98	12,825.5	$28.41

Exercisable at end of year	7,083.8	$30.11	9,783.1	$28.83	10,169.3	$28.31

Weighted-average fair value of options granted during the year		$2.76		$7.21		$4.90

      The following table summarizes information about stock options outstanding at December 31, 2004 (options in thousands):

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Options	Contractual Life	Price	of Options	Price

$15.06 — 15.53	817.3	5.5 years	$15.07	817.3	$15.07

27.69 — 40.94	8,303.0	5.4 years	33.31	6,266.5	32.07

$15.06 — 40.94	9,120.3	5.4 years	$31.68	7,083.8	$30.11

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock-Based Compensation (continued)

      Under the Amended and Restated Stock Incentive Plan and 1992 Stock Option Plan, 6 million and 10.4 million shares, respectively, were originally authorized for grant and options first become exercisable, in ratable installments or otherwise, over a period of one to five years from the date of grant and may be exercised up to a maximum of ten years from the date of grant using various payment methods. In May 2000, the Company’s stockholders approved an amendment to the 1992 Stock Option Plan, increasing the number of shares authorized for grant by 5 million, to be issued over the plan’s remaining term. Under the Nonemployee Directors’ Stock Option Plan, 200,000 shares were authorized for grant. These options first become exercisable six months from the date of grant, may be exercisable up to a maximum of ten years from the date of grant and must be paid in full at the time of the exercise.

      At December 31, 2004, 3.4 million shares were available for grant under the Amended and Restated Stock Incentive Plan and 9,000 shares were available for grant under the Nonemployee Directors’ Stock Option Plan. No shares were available at December 31, 2004 under the 1992 Stock Option Plan. During 2004 and 2003, 199,000 shares and 42,200 shares of restricted stock were issued with a weighted-average grant date fair value of $39.77 and $33.25 per share, respectively, in connection with the Amended and Restated Stock Incentive Plan. A total of 147,400 restricted shares awarded in 2004 are subject to certain performance-based criteria related to the Company’s earnings per share. During 2004, the Company also issued 103,780 restricted stock units with a grant date fair value of $39.31 to eligible employees under the UST Inc. Amended and Restated Stock Incentive Plan.

      In connection with the Nonemployee Directors’ Restricted Stock Award Plan, up to 200,000 shares of the Company’s common stock may be granted to nonemployee directors. During 2004 and 2003, 8,620 shares and 7,640 shares of the Company’s common stock were issued under this plan with a weighted-average grant date fair value of $41.79 and $32.91 per share, respectively. During 2004, 2,060 shares were forfeited under this plan.

      Receivables from the exercise of stock options in the amount of $11.9 million in 2004, $18.1 million in 2003 and $21.5 million in 2002 have been deducted from stockholders’ equity (deficit).

Accumulated Other Comprehensive Loss

       The components of comprehensive income (loss) that relate to the Company are net earnings (loss), foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges, all of which are presented in the Consolidated Statement of Changes in Stockholders’ Equity (Deficit). Changes in accumulated other comprehensive (loss) income are recorded directly to stockholders’ equity (deficit) and do not affect the net earnings (loss) or cash flows of the Company.

Accumulated Other Comprehensive Loss (continued)

      Accumulated other comprehensive loss consists of the following components, net of taxes:

	Foreign	Minimum	Fair Value of	Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Instruments	Comprehensive
	Adjustment	Adjustment	Adjustment	(Loss) Income

Balance at December 31, 2001	$(3,480)	$(13,402)	$(1,374)	$(18,256)

Net change for the year	(920)	(40,504)	(3,199)	(44,623)

Balance at December 31, 2002	(4,400)	(53,906)	(4,573)	(62,879)

Net change for the year	1,599	36,969	853	39,421

Balance at December 31, 2003	(2,801)	(16,937)	(3,720)	(23,458)

Net change for the year	1,751	959	837	3,547

Balance at December 31, 2004	$(1,050)	$(15,978)	$(2,883)	$(19,911)

      The net change for the years ended December 31, 2004, 2003 and 2002, respectively, for the following components of accumulated other comprehensive loss, is reflected net of tax (expense) benefit of:

	2004	2003	2002

Foreign currency translation adjustment	$(943)	$(862)	$495

Minimum pension liability adjustment	(516)	(19,906)	21,810

Fair value of derivative instruments adjustment	(451)	(459)	1,723

	$(1,910)	$(21,227)	$24,028

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

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Employee Benefit and Compensation Plans (continued)

      The Company uses a December 31 measurement date for all of its plans. The following table represents a reconciliation of the plans at December 31, 2004 and 2003, respectively:

			Postretirement
			Benefits Other
	Pension Plans		than Pensions

	2004	2003	2004	2003

Change in Benefit Obligation

Benefit obligation at beginning of year	$453,081	$407,145	$77,904	$69,605

Service cost	16,688	15,634	4,734	4,010

Interest cost	27,493	26,037	4,854	4,308

Plan participants’ contributions	—	—	313	205

Plan amendments	—	—	—	(198)

Actuarial loss	15,532	22,729	13,425	4,029

Medicare Part D, including subsidy	—	—	(4,100)	—

Benefits paid	(19,460)	(18,464)	(4,499)	(4,055)

Benefit obligation at end of year	$493,334	$453,081	$92,631	$77,904

Change in Plan Assets

Fair value of plan assets at beginning of year	$327,741	$227,069	—	—

Actual return on plan assets	43,048	52,026	—	—

Employer contributions	5,680	68,171	—	—

Benefits paid	(19,460)	(18,464)	—	—

Administrative expenses	(1,118)	(1,061)	—	—

Fair value of plan assets at end of year	$355,891	$327,741	—	—

Funded Status

Funded status at end of year	$(137,443)	$(125,340)	$(92,631)	$(77,904)

Unrecognized actuarial loss	108,905	118,956	17,683	8,697

Unrecognized prior service cost	(305)	(348)	(6,926)	(11,300)

Unrecognized transition obligation	(25)	(33)	—	—

Accrued benefit cost	$(28,868)	$(6,765)	$(81,874)	$(80,507)

Amounts Recognized in the Consolidated Statement of Financial Position

Prepaid benefit cost	$46,295	$61,276	$—	$—

Accrued benefit liability	(100,670)	(95,148)	(81,874)	(80,507)

Intangible asset	925	1,050	—	—

Accumulated other comprehensive loss	24,582	26,057	—	—

Net amount recognized	$(28,868)	$(6,765)	$(81,874)	$(80,507)

Employee Benefit and Compensation Plans (continued)

            Assumptions

			Postretirement
			Benefits
			Other than
	Pension Plans		Pensions

	2004	2003	2004	2003

The weighted-average assumptions used to determine benefit obligations

Discount rate	6.00%	6.25%	6.00%	6.25%

Rate of compensation increase	4.80%	4.80%	—	—

The weighted-average assumptions used to determine net periodic benefit cost

Discount rate	6.25%	6.50%	6.25%	6.50%

Expected return on plan assets	7.50%	8.00%	—	—

Rate of compensation increase	4.80%	4.80%	—	—

      The rate of increase in per capita costs of covered health care benefits is assumed to be 10 percent for 2005 and is assumed to decrease gradually to 4.5 percent by the year 2011 and remain at that level thereafter.

      Net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002, respectively, includes the following components:

				Postretirement Benefits
	Pension Plans			Other than Pensions

	2004	2003	2002	2004	2003	2002

Service cost	$16,688	$15,634	$12,548	$4,734	$4,010	$3,613

Interest cost	27,493	26,037	25,673	4,854	4,308	4,454

Expected return on plan assets	(23,282)	(18,189)	(22,411)	—	—	—

Amortization of unrecognized transition obligation	(8)	215	215	—	—	—

Amortization of prior service cost	(43)	(56)	(65)	(4,374)	(5,540)	(4,478)

Recognized actuarial loss/(gain)	6,935	9,498	4,351	339	112	(30)

Net periodic benefit cost	$27,783	$33,139	$20,311	$5,553	$2,890	$3,559

      A plan’s projected benefit obligation (PBO) represents the present value of the pension obligation assuming salary increases. A plan’s accumulated benefit obligation (ABO) represents this obligation based upon current salary levels.

      The ABO, PBO and fair value of plan assets for all plans as of December 31 are as follows:

	2004		2003

	Plans in Which	Plans in Which	Plans in Which	Plans in Which
	Assets Exceed	Accumulated	Assets Exceed	Accumulated
	Accumulated	Benefits Exceed	Accumulated	Benefits Exceed
	Benefits	Assets	Benefits	Assets

Accumulated benefit obligation	$251,551	$173,318	$225,553	$163,302

Projected benefit obligation	305,252	188,082	276,174	176,907

Fair value of plan assets	282,904	72,987	259,158	68,583

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Employee Benefit and Compensation Plans (continued)

      The accumulated benefit obligation for all defined benefit pension plans was $424.9 million and $388.9 million at December 31, 2004 and 2003, respectively. The Company’s unfunded plans, maintained to provide additional benefits for certain employees, accounted for $87.4 million and $100.3 million of the ABO and PBO, respectively, at December 31, 2004.

      The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To illustrate, a one-percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2004 by approximately $12.5 million and increase the service and interest cost components of expense by approximately $1.7 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2004 by approximately $10.9 million and decreased the service and interest components of expense by approximately $1.5 million.

      Plan assets of the Company’s pension plans include marketable equity securities, including common stock of the Company, and corporate and government debt securities. At December 31, 2004 and 2003, the fund held 0.4 million shares and 0.7 million shares of the Company’s common stock having a market value of $22.1 million and $26 million, respectively. During 2004 and 2003, the Company repurchased 0.3 million shares and 0.6 million shares, respectively, at prevailing market prices directly from the trust established for the Company’s defined benefit pension plans. These repurchases were made in connection with the Company’s objective to diversify the investments held by the Trust. Dividends paid on shares held by the fund were $1.1 million and $2.1 million in 2004 and 2003, respectively.

            Weighted-Average Asset Allocations by Asset Category

		Pension Plans —
		Allocation of
		Plan Assets at
		December 31
	Target
	Allocation	2004	2003

Asset Category

Equity securities	60-75%	76%	71%

Debt securities	20-35%	24%	29%

Other	0-5%	0%	0%

		100%	100%

      The Company believes that in 2005 and beyond, its pension investments will earn a nominal return of 7.50 percent over the long term. The Company bases this belief upon the results of analyses that it has made of the asset categories in which it has pension investments and their weight in the overall pension investment portfolio. The primary analysis conducted by the Company estimates the expected long-term rate of return from a review of historical returns, using the longest return data available for each asset class. Minor modifications to the long-term return data are made to reflect reversion to the mean, and for fixed-income investments, the current yield curve.

      The overall objective of the Company’s pension investment program is to achieve a rate of return on plan assets that, over the long term, will fund retirement liabilities and provide for required Plan benefits in a manner that satisfies the fiduciary requirements of ERISA. The Company believes that over the long-term, asset allocation is the key determinant of the returns generated by the Plan and the associated volatility of returns. In determining its investment strategies for Plan assets, the Company considers a number of specific factors that may affect its allocation of investments in different asset categories. The Company monitors these

Employee Benefit and Compensation Plans (continued)

variables and Plan performance within targeted asset allocation ranges, and may periodically reallocate assets consistent with its long-term objectives to reflect changing conditions.

            Cash Flows

       No contributions were made by the Company during 2004 to its qualified defined benefit pension plans. During 2003, the Company made contributions totaling $62.6 million to its qualified defined benefit pension plans, of which $61 million was discretionary.

      During 2004 and 2003, the Company made contributions of $5.7 million and $5.6 million, respectively, to its non-qualified defined benefit pension plans. The Company expects to contribute $6.1 million to its non-qualified defined benefit pension plans in 2005.

      The following table illustrates estimated future benefit payments to be made in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter for the Company’s defined benefit pension plans and postretirement welfare benefit plans. These results have been calculated using the same assumptions used to measure the Company’s benefit obligation and are based upon expected future service.

	2005	2006	2007	2008	2009	2010-2014

Pension plans	$21,904	$23,326	$24,504	$25,700	$26,966	$157,249

Postretirement benefits other than pensions (without subsidy)	$5,111	$5,564	$5,923	$6,230	$6,479	$37,405

Postretirement benefits other than pensions (estimated subsidy receipts)	—	—	$(238)	$(246)	$(257)	$(1,519)

            Additional Information

	Pension Plans

	2004	2003

Decrease in minimum pension liability included in other comprehensive loss, net of tax	$(959)	$(36,969)

      Effective July 1, 2004, the Company adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 the (“Act”), as required, in connection with its postretirement welfare benefit plans (“the Plans”), on a prospective basis. The Act provides for a federal subsidy equal to 28 percent of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP 106-2 provides authoritative guidance on accounting and disclosure for the federal subsidy specified in the Act. The Company along with the Plans’ actuary has concluded that the prescription drug benefits provided under its Plans are at least actuarially equivalent to the prescription drug benefits offered under Medicare Part D. As such, a remeasurement of the accumulated plan benefit obligation (“APBO”), including the effects of the subsidy, was made as of July 1, 2004. This remeasurement was based on the provisions of the plans in place on the measurement date and incorporated the most current actuarial assumptions and discount rates. In accordance with FSP 106-2, the effect on the Company’s APBO as a result of the subsidy has been accounted for as an actuarial experience gain, to be amortized as a component of net periodic postretirement benefit cost. The expected subsidy reduced the Company’s APBO by approximately $4.1 million as of July 1, 2004, related primarily to benefits attributed to past service. The adoption of FSP 106-2 also affects service and interest costs associated with the Plans and reduced the net periodic postretirement benefit cost by approximately $0.4 million for the year ended December 31, 2004.

      The Company sponsors a defined contribution plan (the “Employees’ Savings Plan”) covering substantially all of its employees. Employees are eligible to participate in the Employees’ Savings Plan from the commencement of their employment provided they are scheduled to work at least 1,000 hours per year. Company contributions are based upon participant contributions and begin upon completion of one year of

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Employee Benefit and Compensation Plans (continued)

service. The expense associated with Company contributions was $5.9 million in both 2004 and 2003 and $5.3 million in 2002.

      The Company has an Incentive Compensation Plan (“ICP”) which provides for bonus payments to designated employees based on stated percentages of net earnings before income taxes as defined in the ICP. The ICP also allows for discretionary reductions to this calculated amount. Expenses under the ICP amounted to $43.6 million in 2004 and $25.8 million in 2003. In 2003, a charge of $15.9 million related to Rickard Seeds was completely offset by a reduction in the Company’s ICP. In 2002, no ICP expense was generated as a result of the consolidated net loss, in accordance with the terms of the ICP. As a result, the Board of Directors established a contingent merit bonus fund with respect to the 2002 calendar year. Expenses under the contingent merit bonus fund amounted to $33.5 million in 2002.

Income Taxes

       The income tax provision (benefit) consists of the following:

	2004	2003	2002

Current:

Federal	$193,073	$250,030	$43,458

State and local	5,698	27,141	(7,430)

Total current	198,771	277,171	36,028

Deferred:

Federal	86,686	(68,396)	(178,453)

State and local	14,081	(11,094)	(28,555)

Total deferred	100,767	(79,490)	(207,008)

	$299,538	$197,681	$(170,980)

      The tax provisions do not reflect $17.1 million, $8.5 million and $5.4 million for 2004, 2003 and 2002, respectively, of tax benefits arising from the exercise of stock options. These amounts were credited directly to additional paid-in capital.

      The deferred tax provision (benefit) amounts do not reflect the tax effects resulting from changes in accumulated other comprehensive loss (see Accumulated Other Comprehensive Loss note).

      Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income Taxes (continued)

      Components of deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003

Deferred tax assets:

Postretirement benefits other than pensions	$28,386	$28,177

Accrued pension liabilities	34,431	32,349

Litigation loss	10,236	107,713

Other accrued liabilities	23,763	23,483

All other, net	2,771	2,299

Total deferred tax assets	99,587	194,021

Deferred tax liabilities:

Depreciation	61,528	47,589

Prepaid pension asset	16,203	21,447

Capitalized debt costs	1,904	2,356

Total deferred tax liabilities	79,635	71,392

Net deferred tax assets	$19,952	$122,629

      Other accrued liabilities includes state tax operating loss and tax credit carryforwards totaling $10 million and $0.8 million, respectively, which the Company expects to utilize prior to their expiration between 2005 and 2020.

	2004	2003	2002

Differences between the Company’s effective tax rate and the U.S. federal statutory income tax rate are explained as follows:

U.S. federal statutory income tax rate	35.0%	35.0%	(35.0)%

State and local taxes, net of federal tax benefit	2.6	2.0	(5.3)

Income tax settlements	(2.3)	—	—

Other, net	0.5	1.0	1.4

	35.8%	38.0%	(38.9)%

      The Company’s effective income tax rate was lower in 2004 due to the reversal of $20 million of federal and state income tax accruals, net of federal tax benefit, primarily as a result of recently completed income tax audits.

      State and local taxes, net of federal tax benefit, were favorably affected by the litigation losses in 2003 and 2002.

      In accordance with APB Opinion No. 23, the Company has not provided for any residual U.S. income taxes on unremitted earnings of foreign subsidiaries since essentially such earnings are intended to be indefinitely reinvested overseas. At December 31, 2004 and 2003, the Company had not provided federal income taxes on earnings of approximately $16.7 million and $13.1 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income and foreign withholding taxes.

      The American Jobs Creation Act of 2004 enacted on October 22, 2004, provides a temporary incentive for U.S. multinational companies, to repatriate accumulated income earned outside the U.S., and most significantly, provides a new deduction for qualifying domestic production activities. The impact of this latter change made by such Act cannot be quantified at this time. The effect of the repatriation incentive is currently under evaluation by the Company. Amounts of unremitted earnings under evaluation range from zero to $16.6 million, with a related potential range of income tax expense of zero to $1.7 million.

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information

       The Company’s reportable segments are Smokeless Tobacco and Wine. Through its subsidiaries, the Company operates predominantly in the tobacco industry as a manufacturer and marketer of moist smokeless tobacco products and also produces and markets premium wines. Those business units that do not meet quantitative reportable thresholds are included in the All Other category. This category is comprised of the Company’s international operations, which market moist smokeless tobacco products in select markets.

      Smokeless Tobacco segment sales are principally to a large number of wholesalers and chain stores which are widely dispersed throughout the United States. Over the past three years, sales to one customer averaged approximately 18.6 percent of annual Smokeless Tobacco segment sales.

      Over the past three years, sales to two customers averaged approximately 41.5 percent of annual Wine segment sales.

      The Company operates primarily in the United States. Foreign operations and export sales are not significant. Net sales and operating profit are reflected net of intersegment sales and profits.

      Operating profit (loss) is net sales less operating expenses and an allocation of corporate expenses. Operating results for the Smokeless Tobacco segment in 2003 included the effects of the charges associated with the antitrust actions (see Other Matters note) and in 2002 included the effects of the antitrust litigation loss. The increase in Corporate expenses for 2004 was primarily due to higher professional fees and other administrative spending.

      The decrease in identifiable assets in All Other Operations in 2004 was primarily due to the transfer of the Company’s cigar operation. See the Discontinued Operations note for more details. The decrease in Smokeless Tobacco segment assets in 2003 was primarily due to the use of restricted deposits to satisfy the antitrust judgment. The increase in Wine segment assets in 2003 was mainly due to higher levels of inventories. Corporate assets consist mainly of cash and cash equivalents, which reflect an increase in 2004. Corporate capital expenditures and depreciation expense are net of amounts which have been allocated to each reportable segment and all other operations for purposes of reporting operating profit (loss) and identifiable assets. Interest, net and income taxes are not reported by segment since they are excluded from the measure of segment performance reviewed by management.

Segment Information (continued)

	Year Ended December 31

	2004	2003	2002

Net Sales to Unaffiliated Customers

Smokeless Tobacco	$1,575,254	$1,504,893	$1,447,093

Wine	226,650	194,905	203,541

All Other	36,334	32,064	23,769

Net sales	$1,838,238	$1,731,862	$1,674,403

Operating Profit (Loss)

Smokeless Tobacco	$897,991	$585,910	$(408,675)

Wine	32,382	24,341	30,111

All Other	10,266	7,962	1,781

Operating profit (loss)	940,639	618,213	(376,783)

Corporate expenses	(28,030)	(21,578)	(15,964)

Interest, net	(75,019)	(76,905)	(46,146)

Earnings (loss) before income taxes	$837,590	$519,730	$(438,893)

Identifiable Assets at December 31

Smokeless Tobacco	$631,531	$768,978	$1,883,529

Wine	488,904	485,019	430,118

All Other	25,819	60,282	58,230

Corporate	513,229	412,215	393,398

Total assets	$1,659,483	$1,726,494	$2,765,275

Capital Expenditures

Smokeless Tobacco	$60,047	$31,840	$40,412

Wine	9,283	16,304	21,537

All Other	358	151	237

Corporate	638	649	528

Capital expenditures	$70,326	$48,944	$62,714

Depreciation

Smokeless Tobacco	$31,108	$23,923	$21,482

Wine	13,205	13,734	14,481

All Other	389	674	730

Corporate	731	739	716

Depreciation	$45,433	$39,070	$37,409

Advertising Costs

       The Company expenses the production costs of advertising in the period in which they are incurred. Advertising expenses, which include print and point of sale advertising and certain trade and marketing promotions, were $79.4 million in 2004, $72.5 million in 2003 and $69.1 million in 2002. At December 31, 2004 and 2003, $4.3 million and $3.8 million, respectively, of advertising-related materials are included in prepaid expenses and other current assets.

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest, net

       The components of net interest expense on the Company’s Consolidated Statement of Operations for the respective years presented are as follows:

	2004	2003	2002

Interest expense on debt	$83,884	$83,884	$69,963

Interest income from cash equivalents	(7,859)	(5,725)	(22,964)

Capitalized interest	(1,006)	(1,254)	(853)

	$75,019	$76,905	$46,146

      Interest income from cash equivalents in 2002 includes interest income derived from restricted deposits. See the Restricted Deposits note to the consolidated financial statements for more details.

Net Earnings (Loss) per Share

       The following table presents the computation of basic and diluted earnings (loss) per share:

	2004	2003	2002

Numerator:

Earnings (loss) from continuing operations	$538,052	$322,049	$(267,913)

Loss from discontinued operations, net	(7,215)	(3,260)	(3,556)

Net earnings (loss)	$530,837	$318,789	$(271,469)

Denominator:

Denominator for basic earnings (loss) per share — weighted-average shares	165,164	166,572	168,786

Dilutive effect of potential common shares	1,458	804	—

Denominator for diluted earnings (loss) per share	166,622	167,376	168,786

Net earnings (loss) per basic share:

Earnings (loss) from continuing operations	$3.26	$1.93	$(1.59)

Loss from discontinued operations	(.05)	(.02)	(.02)

Net earnings (loss) per basic share	$3.21	$1.91	$(1.61)

Net earnings (loss) per diluted share:

Earnings (loss) from continuing operations	$3.23	$1.92	$(1.59)

Loss from discontinued operations	(.04)	(.02)	(.02)

Net earnings (loss) per diluted share	$3.19	$1.90	$(1.61)

      As of December 31, 2004, no options outstanding were antidilutive as their exercise prices were lower than the average market price of Company common shares. Options to purchase 1 million shares of common stock, outstanding as of December 31, 2003, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Company common shares and, therefore, would be antidilutive.

Net Earnings (Loss) per Share (continued)

      The dilutive effect of potential common shares in 2003 was reduced by approximately 0.3 million shares due to the fact that the antitrust litigation charge recorded in the fourth quarter caused a net loss, which was antidilutive.

      As the Company recorded a net loss for the year ended December 31, 2002, diluted loss per share was equal to basic loss per share, due to the exclusion of all potential common shares, which would have reduced the net loss per share. There were 12.8 million employee stock options outstanding at December 31, 2002, including 8.4 million which had exercise prices lower than the average market price of Company common shares.

Discontinued Operations

       On June 18, 2004, the Company completed the transfer of its cigar operation to a smokeless tobacco competitor, in connection with the resolution of an antitrust action (see Other Matters note). This transfer was completed to satisfy the Company’s obligation under a litigation settlement, and therefore no cash consideration was received from the smokeless tobacco competitor. Pursuant to the transaction, the Company transferred to the smokeless tobacco competitor substantially all the assets of its cigar operation and agreed to indemnify the smokeless tobacco competitor against all pre-closing liabilities (contingent or otherwise). The terms of the transaction included a minor adjustment based on the level of working capital of the cigar operation at closing. Prior to the transfer, the cigar operation had been included within All Other Operations for segment reporting purposes. As a result of the transfer, the results of this operation are presented within “loss from discontinued operations” for all periods presented on the Consolidated Statement of Operations. No loss on disposal was recorded in 2004, as a charge for the fair value of the cigar operation was previously recorded in 2003 as a component of the antitrust litigation loss.

      The operating results of the cigar operation, for the respective years ended December 31, were as follows:

	2004	2003	2002

Net sales	$4,215	$10,767	$8,474

Loss before income taxes	(4,899)	(5,055)	(5,470)

Income tax (expense) benefit	(2,316)	1,795	1,914

Loss from discontinued operations	$(7,215)	$(3,260)	$(3,556)

      Results for the year ended December 31, 2004 included a loss from the cigar operations and the recognition of expenses, including a $3.9 million accrual for income tax contingencies, as well as severance and transaction costs, partially offset by the recognition of the difference between the fair value charge recorded in 2003 and the book value of the entity transferred on June 18, 2004.

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

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Contingencies (continued)

      The Company is named in an action in Illinois brought by plaintiffs purporting to state a class action “on behalf of themselves and all other persons similarly situated” alleging that the Company “manipulates the nicotine levels and absorption rates” in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price” of the Company’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using the Company’s smokeless tobacco products.

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

      The Company is named in a purported class action in Florida brought by six plaintiffs “on behalf of themselves and all others similarly situated” against various smokeless tobacco manufacturers including the Company and other organizations for personal injuries, including cancers of the mouth and larynx, oral lesions, leukoplakia, facial disfigurement, gum and tooth loss, fear of cancer, death and depression and other injuries allegedly resulting from the use of the Company’s smokeless tobacco products. Plaintiffs also claim nicotine “addiction” and seek unspecified compensatory damages and certain equitable and other relief, including but not limited to, medical monitoring.

      The Company is named in an action in Idaho brought on behalf of a minor child alleging that his father died of “cancer of the throat” as a result of his use of the Company’s smokeless tobacco product. Plaintiff also alleges “addiction” to nicotine and seeks unspecified compensatory damages and other relief.

      The Company has been named in an action in Connecticut brought by a plaintiff individually, as executrix and fiduciary of her deceased husband’s estate and on behalf of their minor children for injuries, including “squamous cell carcinoma of the tongue”, allegedly sustained by decedent as a result of his use of the Company’s smokeless tobacco products. The Complaint also alleges “addiction” to smokeless tobacco. The Complaint seeks compensatory and punitive damages in excess of $15,000 and other relief.

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

      The Company has been named as a defendant in a number of purported class actions brought by direct purchasers (wholesalers and distributors), and indirect purchasers (consumers and retailers) and class actions brought by indirect purchasers of its moist smokeless tobacco products in the states of California, Kansas and Massachusetts.

      As direct purchasers of the Company’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in those consolidated actions allege individually and on behalf of a putative class of

Contingencies (continued)

wholesalers and distributors that the Company violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.” Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. The Company has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action who represent more than 88 percent of the Company’s sales volume based on 2002 sales revenue. For those direct purchasing customers who agreed to settle the lawsuit and release all claims against the Company, the Company agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement delayed cost savings planned for 2003 and had no material adverse effect on the Company’s consolidated financial results. In January 2004, the Company made a second settlement offer to those direct purchasers that chose not to settle the litigation in 2003. Direct purchasers that have settled the first and second settlement offers represented over 93 percent of the Company’s sales volume, based on 2002 sales revenues. In November 2004, the Company entered into a Settlement Agreement with the remaining direct purchasers. The Settlement Agreement has been preliminarily approved by the U.S. District Court for the District of Columbia.

       As indirect purchasers of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of California, Kansas and Massachusetts, that the Company has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 per class member or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects. The Company reached a settlement (“Settlement”), which has been approved by the court, to resolve a significant number of the indirect purchaser actions. The jurisdictions covered by the settlement are identified in Part I, Item 3 “Legal Proceedings” on page 7. Pursuant to the approved Settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the Settlement and plaintiffs’ attorneys’ fees. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the Settlement on substantially similar terms. In this regard, the Company continues to make progress. The Company has resolved indirect purchaser actions in approximately 70 percent of the states in which they were filed. The Company recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions. In 2004, certain states’ actions were resolved more favorably than originally estimated.

      As a result of the indirect purchaser resolutions, the Company recognized a favorable pretax adjustment in 2004. Also in 2004, in connection with the November direct purchaser Settlement Agreement, the Company recorded a pretax charge for the remainder of the direct purchaser antitrust actions. The net impact of these adjustments is reported in “antitrust litigation” on the Consolidated Statement of Operations. These adjustments, along with the payment of plaintiffs’ attorneys’ fees, actual coupon redemption and other administrative costs resulted in a net reduction in the “litigation liability” on the Consolidated Statement of Financial Position to $26.6 million at December 31, 2004.

      Each of the foregoing actions is derived directly from the Conwood litigation (see Other Matters note). For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. The plaintiffs in the above actions also will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. The Company believes that the ultimate outcome of these purported class actions and the California, Kansas and Massachusetts class actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, beyond the amounts accrued, which could be associated with an adverse resolution.

UST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Matters

       On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. As a result of the Tobacco Reform Act, the Secretary of Agriculture will impose quarterly assessments on tobacco manufacturers and importers, not to exceed a total of $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary will be impacted by a number of allocation factors, as defined in the Tobacco Reform Act. These quarterly assessments will be used to fund a trust to compensate, or “buy out,” tobacco quota farmers, in lieu of the repealed federal support program. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. In 2004, the Company recognized a charge of approximately $1 million associated with the first quarterly assessment required by the Tobacco Reform Act.

      On April 16, 2004, the Company resolved the action brought by Miami Cigar & Company, whereby the Company agreed to pay the plaintiff $7 million, for which charges were recorded in prior periods. A Stipulation for Dismissal with Prejudice was filed.

      On March 15, 2004, the Company announced significant steps to resolve antitrust actions filed against it as a result of the Conwood litigation. In connection with these actions, the Company recorded a $280 million pretax charge in 2003 associated with the following: (1) the resolution of an antitrust action brought by a smokeless tobacco competitor, Swedish Match North America Inc. (2) an agreement for a proposed resolution of antitrust actions, subject to court approval, by indirect purchasers in certain states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action required the Company to pay $200 million, which was paid on March 16, 2004, and transfer its cigar operation to Swedish Match North America Inc., which occurred on June 18, 2004. Included in the 2003 charge of $280 million was a charge of $40 million, reflecting the fair value of the cigar operation, which approximated its book value at that time. Also included in the 2003 charge was $40 million, which represented the Company’s best estimate of the total costs to resolve all indirect purchaser actions. See the Contingencies note for further details.

      In March 2000, a Kentucky jury rendered a verdict against the Company, awarding $350 million in compensatory damages to Conwood Company, L.P., for its claims under federal antitrust laws that the Company had engaged in exclusionary and anticompetitive conduct in the marketing and promotion of moist smokeless tobacco products. The verdict, when entered as a judgment, was subject to trebling under federal antitrust laws to $1.05 billion plus interest and other costs. On January 13, 2003, the Supreme Court of the United States declined to hear the Company’s appeal and let stand the $1.05 billion antitrust award, plus interest and other costs, against the Company. As a result, the Company included a $1.261 billion pretax charge in its net loss for 2002. Also in January 2003, the Company paid the antitrust award in the amount of $1.262 billion, which included additional interest charges for 2003. The Company utilized funds held in restricted deposits in the amount of $1.242 billion and $19.7 million of additional cash in satisfaction of the award.

      Given the size of the award in the Conwood litigation in 2002 and the antitrust settlement charges recorded in 2003, the Company recognizes that these matters had a material adverse effect on its consolidated financial position in the respective years. However, in light of the Company’s ability to satisfy these matters primarily with accumulated funds, the payments of the judgment and settlements did not have a material adverse effect on the Company’s dividend policy or its ability to implement its strategic business plans.

      In November 1998, the Company entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with the attorneys general of various states and U.S. territories to resolve the remaining health care

Other Matters (continued)

cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million, subject to a minimum 3 percent inflationary adjustment per annum, over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. The period over which the payments are to be made is subject to various indefinite deferral provisions based upon the Company’s share of the smokeless tobacco segment of the overall tobacco market (as defined in the STMSA). As a result of these provisions, the Company cannot reasonably estimate the value of the total remaining payments, given that these provisions require annual determination of the Company’s segment share. As such, the balance of the future potential payments, based on these segment share determinations, will be charged to expense in the period that the related shipments occur, with disbursements made in the following year. The total charges recorded by the Company in connection with the STMSA were $13.2 million, $11.6 million and $10.1 million in 2004, 2003 and 2002, respectively.

QUARTERLY FINANCIAL DATA

(Unaudited)

	First	Second	Third	Fourth	Year

2004

Net sales	$433,317	$464,652	$462,023	$478,246	$1,838,238

Gross profit	340,063	365,996	357,334	362,204	1,425,597

Net earnings	121,689	147,893	133,052	128,203	530,837

Basic earnings per share	.74	.89	.81	.78	3.21

Diluted earnings per share	.73	.89	.80	.77	3.19

2003

Net sales	$417,601	$436,224	$434,672	$443,365	$1,731,862

Gross profit	331,773	346,255	331,984	337,363	1,347,375

Net earnings (loss)	110,843	128,986	124,049	(45,089)	318,789

Basic earnings (loss) per share	.66	.77	.75	(.27)	1.91

Diluted earnings (loss) per share	.66	.77	.74	(.27)	1.90

     Results for 2004 include the effects of reporting the Company’s cigar operations as discontinued operations. Net sales and gross profit results for 2003 include the effects of a reclassification of the Company’s cigar operations to discontinued operations.

     The second quarter of 2004 included the reversal of $15.8 million of tax accruals attributable to completed income tax audits and the expiration of certain statutes of limitations, as well as a loss of $6 million from discontinued operations associated with the transfer of the Company’s cigar operation to a smokeless tobacco competitor on June 18, 2004.

     The fourth quarter of 2003 included a $280 million pretax charge recorded in connection with antitrust claims against the Company, and an additional pretax charge of $5.5 million related to F.W. Rickard Seeds, Inc., of which approximately $5 million was included in cost of products sold. The F.W. Rickard Seeds charge was completely offset by a corresponding reduction to the Company’s incentive compensation (bonus) fund.

     The third quarter of 2003 included a $10.4 million pretax charge associated with F.W. Rickard Seeds, Inc., of which $6.7 million was included in cost of products sold. The F.W. Rickard Seeds charge was completely offset by a corresponding reduction to the Company’s incentive compensation (bonus) fund.

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not applicable.

Item 9A — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      The Company, under the direction of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has reviewed and evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO and CFO believe, as of the end of such period, that the Company’s disclosure controls and procedures are effective.

Report of Management on Internal Control over Financial Reporting

      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

      Internal control systems, no matter how well designed, may have inherent limitations. As such, internal control policies and procedures over financial reporting established by the Company may not prevent or detect misstatements. Therefore, even those systems designed to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation, presentation and reporting.

      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 “Financial Statements and Supplementary Data,” on page 30.

Changes in Internal Control over Financial Reporting

      There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10 — Directors and Executive Officers of the Registrant

       The Company hereby incorporates by reference the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K which is contained under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in its Notice of 2005 Annual Meeting and Proxy Statement.

      The Company hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of the Company which is contained in Table I and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2005 Annual Meeting and Proxy Statement.

Executive Officers of the Registrant

       The name, present position with the Company, age and business experience of each executive officer of the Company as of January 31, 2005 is set forth below:

Name	Present Position	Age

Vincent A. Gierer, Jr.	Chairman of the Board, Chief Executive Officer and President	57

Robert T. D’Alessandro	Senior Vice President and Chief Financial Officer	51

Richard A. Kohlberger	Senior Vice President, General Counsel and Secretary	59

Theodor P. Baseler	President — International Wine & Spirits Ltd.	50

Murray S. Kessler	President — U.S. Smokeless Tobacco Company	45

      None of the executive officers of the Company has any family relationship to any other executive officer or director of the Company.

      After election, all executive officers serve until the next annual organization meeting of the Board of Directors and until their successors are elected and qualified. All of the executive officers of the Company have been employed continuously by it for more than five years.

      Mr. Gierer has served as Chairman of the Board and Chief Executive Officer since December 1, 1993 and has served as President since September 27, 1990. He has been employed by the Company since March 16, 1978.

      Mr. D’Alessandro has served as Senior Vice President and Chief Financial Officer since January 3, 2000. He served as Senior Vice President and Controller from January 1, 1996 until January 2, 2000. He has been employed by the Company since May 4, 1981.

      Mr. Kohlberger has served as Senior Vice President, General Counsel and Secretary since January 10, 2005. He served as Senior Vice President from October 29, 1990 to January 9, 2005. He has been employed by the Company since October 9, 1978.

      Mr. Baseler has served as President of International Wine & Spirits Ltd. since January 1, 2001. He served as Executive Vice President and Chief Operating Officer of International Wine & Spirits Ltd. from July 28, 2000 to December 31, 2000 and as Senior Vice President from January 1, 1996 to July 27, 2000. He has been employed by the Company since August 30, 1984.

      Mr. Kessler has served as President of U.S. Smokeless Tobacco Company since April 6, 2000. He served as Senior Vice President from January 3, 2000 to April 5, 2000. From March 1998 to December 1999, Mr. Kessler served as Vice President of Vlasic Foods International Inc. and President, Swanson Frozen Foods Division. From October 1997 to March 1998, he served as General Manager of the Swanson Division of Campbell Soup Company. He has been employed by the Company since January 3, 2000. On January 29, 2001, Vlasic Foods International Inc. filed for bankruptcy.

Code of Ethics

       The Company has adopted a Code of Ethics for senior officers, (the “Code”) that applies to its principal executive officer, principal financial officer and principal accounting officer (Controller). The Code is available on the Company’s website: www.ustinc.com under the heading “Investors/Corporate Governance.” A free copy of the Code will be made available to any stockholder upon request. The Company will post promptly on its website any amendment to the Code or waiver of a provision thereunder rather than filing any such amendment or waiver as part of a Current Report on Form 8-K.

Audit Committee Financial Expert

       The Company hereby incorporates by reference the information with respect to the “Audit Committee Financial Expert” which is contained under the caption “Committees of the Board” in its Notice of 2005 Annual Meeting and Proxy Statement.

Item 11 —	Executive Compensation

       The Company hereby incorporates by reference the information with respect to executive compensation which is contained in Tables II through V (including the notes thereto) and the accompanying text set forth under the caption “Compensation of Executive Officers” in its Notice of 2005 Annual Meeting and Proxy Statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management

       The Company hereby incorporates by reference the information with respect to the security ownership of management which is contained in Table I and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2005 Annual Meeting and Proxy Statement.

      In addition, the Company hereby incorporates by reference the information with respect to the equity compensation plans under which securities may be issued as of December 31, 2004, which is contained under the caption “Equity Compensation Plan Information” in its Notice of 2005 Annual Meeting and Proxy Statement.

      The Company hereby incorporates by reference the information with respect to the security ownership of persons known to the Company to beneficially own more than 5% of the Company’s outstanding stock, which is contained under the caption “Beneficial Ownership of Common Stock” in its Notice of 2005 Annual Meeting and Proxy Statement.

Item 13 —	Certain Relationships and Related Transactions

       The Company hereby incorporates by reference information with respect to indebtedness of management which is contained in Table VI and the accompanying text set forth under the caption “Indebtedness of Management” in its Notice of 2005 Annual Meeting and Proxy Statement.

Item 14 —	Principal Accountant Fees and Services

       The Company hereby incorporates by reference the information required herein which is contained under the section entitled “Independent Auditor Fees” in its Notice of 2005 Annual Meeting and Proxy Statement.

PART IV

Item 15 — Exhibits and Financial Statement Schedules

       (a) Documents filed as part of this Report:

(1)	UST Schedule II — Valuation and Qualifying Accounts

For the Years 2004, 2003 and 2002
(Dollars in thousands)

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period

Year ended December 31, 2004:

Deducted from accounts receivable:

Allowance for doubtful accounts	$1,375	$7	$(869)	$513

Deducted from inventories:

Reserve for inventory obsolescence	7,190	4,089	(8,855)	2,424

Year ended December 31, 2003:

Deducted from accounts receivable:

Allowance for doubtful accounts	834	590	(49)	1,375

Deducted from inventories:

Reserve for inventory obsolescence	3,033	5,662	(1,505)	7,190

Year ended December 31, 2002:

Deducted from accounts receivable:

Allowance for doubtful accounts	763	259	(188)	834

Deducted from inventories:

Reserve for inventory obsolescence	6,731	450	(4,148)	3,033

(2)	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

           (3) The following exhibits are filed by the Company pursuant to Item 601 of Regulation S-K:

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
10.1*     — Employment Agreement entered into on July 23, 1987 between the Company and Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit 10.1 to Form  10-Q for the quarter ended September 30, 1986.
10.2*     — Employment Agreement entered into on December 14, 2000 between the Company and Richard H. Verheij, a former Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.
10.3*     — Employment Agreement entered into on June 30, 2000 between the Company and Richard A. Kohlberger, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form  10-K for the fiscal year ended December 31, 2000.
10.4*     — Form of Severance Agreement dated October 27, 1986 between the Company and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.
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
10.8*     — Amendment to UST Inc. Incentive Compensation Plan adopted on October 15, 2003, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2003.
10.9*     — Officers’ Supplemental Retirement Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003.
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
10.15*     — Form of Notice of Grant and Nonstatutory Stock Option Agreement between the Company and certain officers, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 16, 2004.
10.16*     — Restricted Stock Agreement, by and between UST Inc. and Murray S. Kessler, as amended and restated effective September 13, 2004, incorporated by reference to Exhibit 10.2 to Form 8-K filed September 16, 2004.
10.17*     — Severance Agreement, dated September 13, 2004, by and between UST Inc., U.S. Smokeless Tobacco Company and Murray S. Kessler, incorporated by reference to Exhibit 10.3 to Form 8-K filed September 16, 2004.

10.18*     — Form of Notice of Grant and Restricted Stock Agreement between the Company and certain officers dated October 27, 2004, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 2004.
10.19*     — Form of Notice of Grant and Restricted Stock Agreement between the Company and Murray S. Kessler dated January 3, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2005.
10.20*     — Subsequent Agreement, dated February 8, 2005, by and between UST Inc. and Richard H. Verheij, a former Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 9, 2005.
10.21*     — Summary of Nonemployee Director Compensation, dated February 17, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005.
10.22*     — Form of Nonemployee Director Stock Option Agreement dated February 16, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K filed February 22, 2005.
21     — Subsidiaries of UST Inc.
23     — Consent of Independent Registered Public Accounting Firm.
31.1     — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2     — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32     — Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the rules governing the preparation of this Report.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Inc.

Date: March 4, 2005

By:	/s/ VINCENT A. GIERER, JR.

Vincent A. Gierer, Jr.
Chairman of the Board, Chief Executive
Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 4, 2005	Director, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	/s/ VINCENT A. GIERER, JR. --------------------------------------------- Vincent A. Gierer, Jr.

March 4, 2005	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBERT T. D’ALESSANDRO --------------------------------------------- Robert T. D’Alessandro

March 4, 2005	Vice President and Controller (Principal Accounting Officer)	/s/ JAMES D. PATRACUOLLA --------------------------------------------- James D. Patracuolla

March 4, 2005	Director	/s/ JOHN D. BARR --------------------------------------------- John D. Barr

March 4, 2005	Director	/s/ JOHN P. CLANCEY --------------------------------------------- John P. Clancey

March 4, 2005	Director	/s/ EDWARD H. DEHORITY, JR. --------------------------------------------- Edward H. DeHority, Jr.

March 4, 2005	Director	/s/ PATRICIA DIAZ DENNIS --------------------------------------------- Patricia Diaz Dennis

March 4, 2005	Director	/s/ ELAINE J. EISENMAN --------------------------------------------- Elaine J. Eisenman

March 4, 2005	Director	/s/ JOSEPH E. HEID --------------------------------------------- Joseph E. Heid

March 4, 2005	Director	/s/ PETER J. NEFF --------------------------------------------- Peter J. Neff

March 4, 2005	Director	/s/ RONALD J. ROSSI --------------------------------------------- Ronald J. Rossi

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

10.1*     — Employment Agreement entered into on July 23, 1987 between the Company and Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit 10.1 to Form  10-Q for the quarter ended September 30, 1986.

10.2*     — Employment Agreement entered into on December 14, 2000 between the Company and Richard H. Verheij, a former Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.

10.3*     — Employment Agreement entered into on June 30, 2000 between the Company and Richard A. Kohlberger, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form  10-K for the fiscal year ended December 31, 2000.

10.4*     — Form of Severance Agreement dated October 27, 1986 between the Company and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.

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

10.8*     — Amendment to UST Inc. Incentive Compensation Plan adopted on October 15, 2003, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2003.

10.9*     — Officers’ Supplemental Retirement Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003.

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

10.15*     — Form of Notice of Grant and Nonstatutory Stock Option Agreement between the Company and certain officers, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 16, 2004.

10.16*     — Restricted Stock Agreement, by and between UST Inc. and Murray S. Kessler, as amended and restated effective September 13, 2004, incorporated by reference to Exhibit 10.2 to Form 8-K filed September 16, 2004.

10.17*     — Severance Agreement, dated September 13, 2004, by and between UST Inc., U.S. Smokeless Tobacco Company and Murray S. Kessler, incorporated by reference to Exhibit 10.3 to Form 8-K filed September 16, 2004.

10.18*     — Form of Notice of Grant and Restricted Stock Agreement between the Company and certain officers dated October 27, 2004, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 2004.

10.19*     — Form of Notice of Grant and Restricted Stock Agreement between the Company and Murray S. Kessler dated January 3, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2005.

10.20*     — Subsequent Agreement, dated February 8, 2005, by and between UST Inc. and Richard H. Verheij, a former Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 9, 2005.

10.21*     — Summary of Nonemployee Director Compensation, dated February 17, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005.

10.22*     — Form of Nonemployee Director Stock Option Agreement dated February 16, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K filed February 22, 2005.

21     — Subsidiaries of UST Inc.

23     — Consent of Independent Registered Public Accounting Firm.

31.1     — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2     — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32     — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of the rules governing the preparation of this Report.