Form 10-Q
period 2005-03-31
UST INC
filed 2005-05-05
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

Number of Common shares ($.50 par value) outstanding at March 31, 2005 165,309,385

UST Inc.

(“Registrant” or the “Company”)

(1)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$193,079	$450,202
Short-term investments	—	60,000
Accounts receivable	42,305	41,462
Inventories:
Leaf tobacco	211,817	205,646
Products in process	198,787	208,935
Finished goods	133,808	134,662
Other materials and supplies	22,147	17,917

Total inventories	566,559	567,160
Deferred income taxes	29,212	29,597
Prepaid expenses and other current assets	26,839	24,712

Total current assets	857,994	1,173,133
Property, plant and equipment, net	424,345	421,848
Other assets	60,019	64,502

Total assets	$1,342,358	$1,659,483

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$—	$300,000
Accounts payable and accrued expenses	142,578	226,281
Income taxes payable	88,703	66,003
Litigation liability	24,532	26,589

Total current liabilities	255,813	618,873
Long-term debt	840,000	840,000
Postretirement benefits other than pensions	83,619	81,874
Pensions	97,029	95,052
Deferred income taxes	6,272	9,645
Other liabilities	3,867	4,474
Contingencies (see note)	—	—

Total liabilities	1,286,600	1,649,918

Stockholders’ equity:
Capital stock(1)	106,607	105,777
Additional paid-in capital	949,314	885,049
Retained earnings	523,629	492,800
Accumulated other comprehensive loss	(19,642)	(19,911)

	1,559,908	1,463,715
Less treasury stock - 47,903,911 shares in 2005 and 46,948,011 shares in 2004	1,504,150	1,454,150

Total stockholders’ equity	55,758	9,565

Total liabilities and stockholders’ equity	$1,342,358	$1,659,483

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 213,213,296 shares in 2005 and 211,554,946 shares in 2004. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

Note:	The condensed consolidated statement of financial position at December 31, 2004 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

(2)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2005	2004
Net sales	$440,527	$433,317

Costs and expenses:
Cost of products sold	88,923	81,965
Excise taxes	11,481	11,289
Selling, advertising and administrative	135,807	127,554

Total costs and expenses	236,211	220,808

Operating income	204,316	212,509
Interest, net	16,391	19,409

Earnings from continuing operations before income taxes	187,925	193,100
Income tax expense	66,093	70,528

Earnings from continuing operations	121,832	122,572
Loss from discontinued operations (net of income tax benefit of $400)	—	(883)

Net earnings	$121,832	$121,689

Net earnings per basic share:
Earnings from continuing operations	$.74	$.74
Loss from discontinued operations	—	—

Net earnings per basic share	$.74	$.74

Net earnings per diluted share:
Earnings from continuing operations	$.73	$.73
Loss from discontinued operations	—	—

Net earnings per diluted share	$.73	$.73

Dividends per share	$.55	$.52

Average number of shares:
Basic	164,766	165,393
Diluted	167,022	166,770

See notes to condensed consolidated financial statements.

(3)

UST Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net earnings	$121,832	$121,689
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	11,026	10,471
Stock-based compensation expense	1,919	119
Deferred income taxes	(3,133)	15,784
Changes in operating assets and liabilities:
Accounts receivable	(843)	(21,381)
Inventories	601	(8,361)
Prepaid expenses and other assets	2,018	1,948
Accounts payable, accrued expenses, pensions and other liabilities	(80,174)	(44,155)
Tax benefits from the exercise of stock options	12,046	4,007
Income taxes	22,700	43,058
Litigation liability	(2,057)	(200,000)

Net cash provided by (used in) operating activities	85,935	(76,821)

Investing Activities:
Short-term investments, net	60,000	(45,000)
Purchases of property, plant and equipment	(13,564)	(5,859)
Dispositions of property, plant and equipment	379	777

Net cash provided by (used in) investing activities	46,815	(50,082)

Financing Activities:
Repayment of debt	(300,000)	—
Proceeds from the issuance of stock	51,130	30,212
Dividends paid	(91,003)	(86,199)
Stock repurchased	(50,000)	(37,465)

Net cash used in financing activities	(389,873)	(93,452)

Decrease in cash and cash equivalents	(257,123)	(220,355)
Cash and cash equivalents at beginning of year	450,202	433,040

Cash and cash equivalents at end of the period	$193,079	$212,685

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$34,886	$8,730
Interest	33,075	33,075

See notes to condensed consolidated financial statements.

(4)

UST Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

(In thousands, except per share amounts or where otherwise noted)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries after the elimination of intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”).

In connection with the transfer of the Company’s cigar operation to a smokeless tobacco competitor in June of 2004, pursuant to an agreement to resolve an antitrust action, the results for the cigar operation are presented as Discontinued Operations in the 2004 condensed consolidated statement of operations.

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

On April 14, 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. At the present time, the Company plans to adopt Statement 123(R) for the period beginning January 1, 2006.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ACCOUNTING PRONOUNCEMENTS (Continued)

As permitted by Statement 123, the Company currently accounts for share-based payments to employees and non-employee directors using the intrinsic value method prescribed in APB Opinion No. 25. The Company grants stock options with exercise prices equal to the respective grant date’s fair market value and, as such, recognizes no compensation cost for such stock options. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, among other factors. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact that the adoption of Statement 123(R) will have on its consolidated results of operations, financial position and cash flows.

In December 2004, the FASB issued Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“the Jobs Creation Act”) and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 requires that the tax deduction provided under the Jobs Creation Act for income attributable to qualified domestic production activities be accounted for as a special deduction under Statement 109. This special deduction is recognized under Statement 109 as it is earned. For the quarter ended March 31, 2005, the Company recognized a tax benefit related to a deduction attributable to qualified domestic production activities. FSP 109-2 provides that additional time beyond the financial reporting period of enactment should be allowed to evaluate the effect of the Jobs Creation Act on a company’s plan for repatriation or reinvestment of foreign earnings, unless the company has recognized a deferred tax liability for some or all of its unremitted foreign earnings. The effect of the repatriation incentive is currently under evaluation by the Company.

REPURCHASE OF COMMON STOCK

The Company repurchased approximately 956,000 shares of outstanding common stock at a cost of $50 million during the quarter ended March 31, 2005. The repurchases were made pursuant to the Company’s authorized program, approved in October 1999, to repurchase its outstanding common stock up to a maximum of 20 million shares. As of March 31, 2005, 19.3 million shares have been repurchased at a cost of $613.2 million under the program. In December 2004, the Company’s Board of Directors authorized a new program under which the Company may repurchase up to 20 million additional shares of its outstanding common stock. Repurchases under this new program will commence when repurchases under the existing program have been completed.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, the Company accounts for its employee stock compensation plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Stock-based compensation expense recognized in the first quarter of 2005 is related to restricted stock awarded to both employees and non-employee members of the Board of Directors, as well as to restricted stock units awarded to employees, while similar expense recorded in the first quarter of 2004 related to restricted stock awarded to both employees and non-employee directors. Consistent with the method described in SFAS No. 123, if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under its plans, net earnings and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three months ended
	March 31,
	2005	2004
Net earnings:
As reported	$121,832	$121,689
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	1,282	78
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(1,307)	(1,138)

Pro forma	$121,807	$120,629

Basic earnings per share:
As reported	$.74	$.74
Pro forma	$.74	$.73
Diluted earnings per share:
As reported	$.73	$.73
Pro forma	$.73	$.72

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EMPLOYEE BENEFIT PLANS

In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003), the following provides the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	2005	2004	2005	2004
Service cost	$4,958	$4,575	$1,445	$1,254
Interest cost	7,535	7,358	1,341	1,255
Expected return on plan assets	(6,493)	(6,144)	—	—
Amortization of unrecognized transition obligation	(2)	(2)	—	—
Amortization of prior service cost	(1)	(11)	(537)	(1,120)
Recognized actuarial loss	1,548	1,987	287	144

Net periodic benefit cost	$7,545	$7,763	$2,536	$1,533

As previously disclosed in the 2004 Form 10-K, the Company expects to contribute $6.1 million to its non-qualified defined benefit pension plans in 2005.

INCOME TAXES

The Company’s income tax provision takes into consideration pre-tax income, statutory tax rates and the Company’s tax profile in the various jurisdictions in which it operates. The tax bases of the Company’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining the Company’s effective tax rate and in evaluating its tax positions. Notwithstanding the fact that all of the Company’s tax filing positions are supported by the requisite tax and legal authority, accruals are established in accordance with SFAS No. 5, Accounting for Contingencies, when the Company believes that these positions are likely to be subject to challenge by a tax authority.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME TAXES (Continued)

The Internal Revenue Service (“IRS”) and other tax authorities audit the Company’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which the Company has established an accrual is audited and ultimately resolved. Both the first quarter of 2005 and 2004 reflect the settlement of certain tax audits. Taking into consideration the results of these settlements, as well as the expiration of certain statutes of limitation and potential changes in facts and circumstances relevant to make such determination, the Company reversed income tax accruals of $4.7 million and $3.1 million, net of federal income tax benefit, in the first quarter of 2005 and 2004, respectively. The Company’s effective tax rate decreased to 35.2 percent for the quarter ended March 31, 2005, from 36.5 percent for the quarter ended March 31, 2004, primarily as a result of the reversal of these accruals and the tax deduction available for qualified domestic production activities, enacted by the American Jobs Creation Act of 2004 and accounted for under FSP 109-1.

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

SEGMENT INFORMATION

The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other operations. Included in All Other operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three months ended
	March 31,
	2005	2004
Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$378,719	$379,221
Wine	51,591	45,319
All Other	10,217	8,777

Net sales	$440,527	$433,317

Operating Profit:
Smokeless Tobacco	$200,166	$210,966
Wine	7,101	6,475
All Other	3,660	2,185

Operating profit	210,927	219,626
Corporate expenses	(6,611)	(7,117)
Interest, net	(16,391)	(19,409)

Earnings from continuing operations before income taxes	$187,925	$193,100

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEGMENT INFORMATION (Continued)

The Company’s identifiable assets by reportable segment did not change significantly from amounts appearing in the December 31, 2004 Consolidated Segment Information (See 2004 Form 10-K), with the exception of Corporate assets, which reflect a decrease in cash and cash equivalents primarily related to the $300 million repayment of long-term senior notes.

NET EARNINGS PER SHARE

The following table presents the computation of basic and diluted net earnings per share:

	Three months ended
	March 31,
	2005	2004
Numerator:
Earnings from continuing operations	$121,832	$122,572
Loss from discontinued operations, net	—	(883)

Net earnings	$121,832	$121,689

Denominator:
Denominator for basic earnings per share - weighted-average shares	164,766	165,393
Dilutive effect of stock-based awards	2,256	1,377

Denominator for diluted earnings per share	167,022	166,770

Net earnings per basic share:
Earnings from continuing operations	$.74	$.74
Loss from discontinued operations	—	—

Net earnings per basic share	$.74	$.74

Net earnings per diluted share:
Earnings from continuing operations	$.73	$.73
Loss from discontinued operations	—	—

Net earnings per diluted share	$.73	$.73

Options to purchase approximately nine thousand shares and 0.7 million shares of common stock outstanding as of March 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, were antidilutive.

(10)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE INCOME

The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the first quarter of 2005 and 2004, total comprehensive income, net of taxes, amounted to $122.1 million and $120.8 million, respectively.

DISCONTINUED OPERATIONS

On June 18, 2004, the Company completed the transfer of its cigar operation to a smokeless tobacco competitor in connection with the resolution of an antitrust action. Prior to the transfer, the cigar operation had been included within All Other Operations for segment reporting purposes. As a result of the transfer, the results of this operation are reflected within Discontinued Operations for the 2004 period presented on the condensed consolidated statement of operations. Cigar operations for the first quarter of 2004 resulted in net sales of $2.2 million and a net loss from discontinued operations of $0.9 million, which included an income tax benefit of $0.4 million.

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

The Company is named in an action in Illinois brought by plaintiffs purporting to state a class action “on behalf of themselves and all other persons similarly situated’’ alleging that the Company “manipulates the nicotine levels and absorption rates’’ in its smokeless tobacco products and seeking to recover monetary damages “in an amount not less than the purchase price’’ of the Company’s smokeless tobacco products and certain other relief. The purported class excludes all persons who claim any personal injury as a result of using the Company’s smokeless tobacco products.

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

(11)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

The Company is named in a purported class action in Florida brought by six plaintiffs “on behalf of themselves and all others similarly situated’’ against various smokeless tobacco manufacturers including the Company and other organizations for personal injuries, including cancers of the mouth and larynx, oral lesions, leukoplakia, facial disfigurement, gum and tooth loss, fear of cancer, death and depression and other injuries allegedly resulting from the use of the Company’s smokeless tobacco products. Plaintiffs also claim nicotine “addiction’’ and seek unspecified compensatory damages and certain equitable and other relief, including but not limited to, medical monitoring.

The Company is named in an action in Idaho brought on behalf of a minor child alleging that his father died of “cancer of the throat” as a result of his use of the Company’s smokeless tobacco product. Plaintiff also alleges “addiction” to nicotine and seeks unspecified compensatory damages and other relief.

The Company has been named in an action in Connecticut brought by a plaintiff individually, as executrix and fiduciary of her deceased husband’s estate and on behalf of their minor children for injuries, including “squamous cell carcinoma of the tongue,” allegedly sustained by decedent as a result of his use of the Company’s smokeless tobacco products. The Complaint also alleges “addiction” to smokeless tobacco. The Complaint seeks compensatory and punitive damages in excess of $15,000 and other relief.

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

(12)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONTINGENCIES (Continued)

As direct purchasers of the Company’s smokeless tobacco products during the period January 1, 1990 to the present, plaintiffs in those consolidated actions allege individually and on behalf of a putative class of wholesalers and distributors that the Company violated the federal antitrust laws and has engaged in this conduct unilaterally and in concert with “its co-conspirators.’’ Plaintiffs seek to recover unspecified statutory damages, before trebling, and certain equitable and other relief. The Company has reached a settlement with more than 550 of its direct purchasing customers (wholesalers and distributors) who are potential class members in this putative class action and who represent more than 88 percent of the Company’s sales volume based on 2002 sales revenue. For those direct purchasing customers who agreed to settle the lawsuit and release all claims against the Company, the Company agreed to delay a planned reduction of its prompt-payment discount terms. The effect of this settlement delayed cost savings planned for 2003. In January 2004, the Company made a second settlement offer to those direct purchasers that chose not to settle the litigation in 2003. Direct purchasers that settled the first and second settlement offers represented over 93 percent of the Company’s sales volume, based on 2002 sales revenues. In November 2004, the Company entered into a Settlement Agreement with the remaining direct purchasers, which was approved by the U.S. District Court for the District of Columbia on April 22, 2005.

As indirect purchasers of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of California, Kansas and Massachusetts, that the Company has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 per class member or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects. The Company reached a settlement (“Settlement”), which has been approved by the court, to resolve a significant number of the indirect purchaser actions. The jurisdictions covered by the settlement are identified in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. Pursuant to the approved Settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the settlement and plaintiffs’ attorneys’ fees. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the Settlement on substantially similar terms. In this regard, the Company continues to make progress. The Company has resolved indirect purchaser actions in approximately 70 percent of the states in which they were filed. The Company recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions. At March 31, 2005, the liability associated with this charge has decreased to $21.5 million, predominantly as a result of the payment of plaintiffs’ attorneys’ fees, actual coupon redemption and administrative costs of the settlement.

(13)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONTINGENCIES (Continued)

Each of the foregoing actions is derived directly from the antitrust litigation with Conwood Company, L.P. (see the Company’s 2004 Form 10-K for further details). For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. The plaintiffs in the above actions also will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. The Company believes that the ultimate outcome of these purported class actions and the California, Kansas and Massachusetts class actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position.

Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, beyond the amounts accrued, which could be associated with an adverse resolution.

OTHER MATTERS

On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. As a result of the Tobacco Reform Act, the Secretary of Agriculture will impose quarterly assessments on tobacco manufacturers and importers, not to exceed $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary will be impacted by a number of factors affecting the allocation, as defined in the Tobacco Reform Act. These quarterly assessments will be used to fund a trust to compensate tobacco quota farmers in lieu of the repealed federal support program. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. The Company recognized a charge of approximately $1 million associated with the quarterly assessment required by the Tobacco Reform Act in each of the quarters ended December 31, 2004 and March 31, 2005.

On March 15, 2004, the Company announced the following in connection with antitrust actions filed against it as a result of the Conwood litigation: (1) the resolution of an antitrust action brought by a smokeless tobacco competitor, (2) a court-approved agreement for a proposed resolution of antitrust actions by indirect purchasers in certain states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action required the Company to pay $200 million, which was paid on March 16, 2004, and transfer its cigar operation to the smokeless tobacco competitor, which occurred on June 18, 2004. The settlement of the indirect purchaser actions covered by the subject agreement requires the Company to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. For further details, see the “Other Matters” note to the consolidated financial statements in the 2004 Form 10-K.

(14)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUBSEQUENT EVENTS

In April 2005, the Company entered into an agreement for the sale of certain of its California winery assets. The sale is expected to be completed within the second quarter of 2005. These assets did not meet the criteria for classification as assets held for sale on the condensed consolidated statement of financial position at March 31, 2005, and were instead included, net of related depreciation, within property, plant and equipment as of that date. The net book value of the assets at March 31, 2005 was $2.8 million. The Company anticipates the proceeds from sale of the winery assets will approximate its net book value at the time of the sale.

(15)

UST Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Form 10-Q, as well as the consolidated financial statements and notes thereto included in the Company’s 2004 Form 10-K. Herein, the Company makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within Management’s Discussion and Analysis.

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

The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two segments, Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are not included in these two segments and are reported under All Other Operations.

The Company’s objective in the smokeless tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults. The Company competes in the moist smokeless tobacco category by offering products in every category segment. Over the past several years, industry trends have shown that some consumers have migrated from premium brands to brands in the price value and sub-price value segments. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult smokers, as approximately every 1 percent of adult smokers who convert to moist smokeless tobacco represents a 10 percent increase in the segment’s adult consumer base. In addition, consumer research indicates that most new adult consumers enter the category in the premium segment. Also crucial to the Smokeless Tobacco segment’s success is product innovation. In addition to advertising initiatives focused on category growth, the Company began an advertising campaign late in 2004 to promote the convenience of smokeless tobacco relative to cigarettes.

Consistent with the wine segment’s strategic vision, the Company is committed to becoming a leader in the super-premium wine segment, to elevate Washington state wines to the quality and prestige of the top wine regions of the world, and to be known for superior products, innovation and customer focus. As a result, the Company remains focused on the continued expansion of its sales force and category management staff to broaden the distribution of its wine in the domestic market, especially in certain account categories such as restaurants. Sustained growth in the wine segment will also be dependent on the successful introduction of new products and extension of existing product lines.

(16)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
FIRST QUARTER OF 2005 COMPARED WITH FIRST QUARTER OF 2004

CONSOLIDATED RESULTS

	Three Months Ended
	March 31,
	2005	2004
Net sales	$440,527	$433,317
Net earnings	121,832	121,689
Basic earnings per share	.74	.74
Diluted earnings per share	.73	.73

Consolidated net sales for the first quarter of 2005 were $440.5 million, which represented a 1.7 percent increase from the corresponding 2004 period. Consolidated net earnings for the first quarter of 2005 were $121.8 million, and were level with the first quarter of 2004. The consolidated net sales increase in 2005 was primarily due to higher selling prices for moist smokeless tobacco products, improved case volume for premium wine and higher international sales, partially offset by a decrease in moist smokeless tobacco unit volume. Consolidated net earnings for the first quarter of 2005 were level with 2004, primarily as a result of the favorable net sales variance along with lower income tax and net interest expenses, substantially offset by higher cost of products sold and selling, advertising and administrative (“SA&A”) expenses. Basic and diluted earnings per share were $.74 and $.73, respectively, for both the first quarter of 2005 and 2004.

The consolidated gross margin, as a percentage of net sales, declined to 77.2 percent for the first quarter of 2005 from 78.5 percent for the first quarter of 2004, primarily as a result of higher unit costs for moist smokeless tobacco products and a shift in overall moist smokeless tobacco product mix. Higher case volume for wine, which sells at lower margins than smokeless tobacco products, accounted for approximately half of the decline. Higher selling prices for premium moist smokeless tobacco products and the impact of a 2004 inventory write-down at F.W. Rickard Seeds, Inc. (“Rickard Seeds”) partially offset the gross margin percentage decline.

SA&A expenses increased 6.5 percent to $135.8 million in the first quarter of 2005 primarily due to higher legal-related spending, as well as for costs related to stock-based compensation. SA&A expenses also increased in the first quarter of 2005 as a result of incremental spending in the Smokeless Tobacco segment for print advertising and the placement of retail shelving systems, as well as for higher salaries and related costs in connection with the Company’s plan to grow the smokeless tobacco category, which was first implemented in the second half of 2004. Wine segment sales and marketing expenses also increased in the first quarter of 2005, contributing to the consolidated SA&A variance. Unallocated corporate expenses were lower in the first quarter of 2005.

(17)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the quarters ended March 31, 2005 and 2004, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $5.8 million and $2.2 million, respectively.

The Company reported operating income of $204.3 million in the first quarter of 2005, representing 46.4 percent of consolidated net sales, compared to operating income of $212.5 million, or 49 percent of consolidated net sales, in the corresponding 2004 period.

Net interest expense decreased $3 million to $16.4 million in the first quarter of 2005, primarily as a result of higher income from cash equivalent and short-term investments, resulting from both higher interest rates and higher levels of investments, as well as from lower average outstanding debt in the period, compared to the first quarter of 2004, due to the repayment of senior notes which matured in March 2005.

The Company recorded income tax expense of $66.1 million in the first quarter of 2005, compared to $70.5 million in the first quarter of 2004. Results for both the first quarter of 2005 and 2004 reflect the impact from the settlement of various income tax audits by the Internal Revenue Service and other taxing authorities. Taking into consideration the results of these settlements, as well as the expiration of certain statutes of limitations and changes in facts and circumstances, the Company reversed income tax accruals of $4.7 million and $3.1 million, net of federal income tax benefit, in the first quarter of 2005 and 2004, respectively. The Company’s effective tax rate decreased to 35.2 percent for the quarter ended March 31, 2005, from 36.5 percent for the quarter ended March 31, 2004, primarily as a result of the reversal of these accruals and the tax deduction available for qualified domestic production activities, enacted by the American Jobs Creation Act of 2004 and accounted for under FSP 109-1.

Basic and diluted earnings per share for both the first quarter of 2005 and 2004 were $.74 and $.73, respectively. Average basic shares outstanding were lower in the first quarter of 2005 than in the similar 2004 period, primarily as a result of share repurchases, which were accelerated in late 2004, partially offset by the exercise of stock options. Conversely, average diluted shares outstanding were higher in 2005 than in 2004 as the Company’s higher stock price in 2005 resulted in an increase in common stock equivalents.

Net earnings for the first quarter of 2004 included an after-tax loss of $0.9 million from discontinued operations. Discontinued operations reflect the results of the Company’s cigar operation, which was transferred to a smokeless tobacco competitor on June 18, 2004 in connection with an agreement to resolve an antitrust action. See the Discontinued Operations note to the condensed consolidated financial statements for additional details.

(18)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SMOKELESS TOBACCO SEGMENT

	Three Months Ended
	March 31,
	2005	2004
Net sales	$378,719	$379,221
Operating profit	200,166	210,996

Net sales for the Smokeless Tobacco segment in the first quarter of 2005 remained stable at $378.7 million, and accounted for 86 percent of the first quarter’s consolidated net sales. These net sales results for the quarter reflected higher selling prices for premium products and higher unit volume for price value products, offset by lower unit volume for premium products. Net sales in the first quarter of 2005 included lower cash discounts, partially offset by slightly higher sales incentive spending. This incentive spending included increased costs associated with the Company’s brand-building customer incentive plan, the STEPS Rewards program, and higher coupon expenses, partially offset by a decrease in other traditional trade discounting initiatives, primarily retail buydowns. Overall, net unit volume for moist smokeless tobacco products decreased 2 percent in the first quarter of 2005 to 150.6 million cans, as compared to the corresponding 2004 period. Sales of dry snuff products and tobacco seeds each accounted for less than one percent of segment net sales in the first quarter of 2005.

Unit volume results for both premium and price value products include net can sales for standard products, which consist of straight stock and on-pack products, along with can sales for pre-pack promotional products. Premium standard products also include value pack products. Straight stock refers to single cans of smokeless tobacco sold at wholesale list prices. On-pack products are single or multiple can packages sold at wholesale list prices accompanied by a free premium giveaway item, such as a multi-purpose tool or work gloves. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are multiple premium can packages sold at wholesale list prices that are lower than wholesale list prices for straight stock premium products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time, such as “multiple cans offered at a reduced price.”

Overall, net unit volume for premium products declined 5.3 percent in the first quarter of 2005 compared to the first quarter of 2004. The Company believes a significant portion of this decrease was the result of some wholesale and retail customers increasing inventories in the fourth quarter of 2004 in advance of the January 1, 2005 price increase for premium products, with an estimated impact of approximately 3.7 million cans. The decrease in premium net unit volume comprised of a reduction in straight stock volume, partially offset by an increase in net unit volume for value packs. Additionally, pre-pack premium promotional volume was essentially level compared to the first quarter of 2004.

(19)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net unit volume for price value products increased by 25.5 percent in the first quarter of 2005 compared to the first quarter of 2004. These net unit volume results included higher pre-pack promotional unit volume, mainly due to the continued expansion of the Company’s sub-price value product, Husky, which included the introduction of two new flavors and a 10 percent increase in tobacco net weight per can. In addition, the pre-pack promotional unit volume increase included the promotion of the Company’s traditional price value product, Red Seal. Red Seal and Husky accounted for approximately 13.6 percent of total moist smokeless tobacco net unit volume in the first quarter of 2005, as compared to 10.6 percent in the first quarter of 2004.

As previously mentioned, the Company competes in the moist smokeless tobacco category by offering products in every category segment. As such, product innovation remains a crucial element of the Smokeless Tobacco segment’s success. The Company has launched successful new products in both the premium and price value product categories, despite aggressive price value competition within the moist smokeless tobacco category. Net can sales for the first quarter of 2005 included approximately 16.7 million cans of new products launched within the last three years, representing 11.1 percent of the Company’s total moist smokeless tobacco unit volume. These new products included Skoal Long Cut Apple Blend, Skoal Long Cut Berry Blend, Skoal Long Cut Vanilla Blend, Skoal Wintergreen, Berry Blend and Mint Pouches, Copenhagen Pouches, two Red Seal products and Husky products.

The Company’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended March 19, 2005, total smokeless category retail shipments increased 6.2 percent over the similar prior year period, on a can-volume basis. The premium segment declined 1.2 percent, with the Company’s premium products down 0.6 percent. The value segments, which include price value and sub-price value, increased 24.4 percent during the same period, with the Company’s value segment products up 19.2 percent. The Company’s share of the total category declined 3.1 percentage points, to 67.8 percent, from the comparable prior year period. Over the same 26-week period, RAD-SVT indicates the Company’s share of the total category, on a revenue-share basis, was 77 percent, down 0.7 percentage points from the corresponding 2004 period.

RAD-SVT data for the 4-week period ended March 19, 2005, showed a modest slowdown, with growth in total smokeless category shipments moderating to 4.7 percent, the premium segment declining 4.4 percent and the Company’s premium shipments declining 3.3 percent, indicating a possible change in trend. See the Outlook section of Management’s Discussion and Analysis for further discussion.

RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco industry trends from wholesale to retail and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of the Company’s actual results to those from RAD-SVT.

(20)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of products sold increased 4.4 percent in the first quarter of 2005 compared to the first quarter of 2004, primarily as a result of higher unit costs, along with a $1 million charge recorded in connection with the tobacco quota buyout legislation enacted late in 2004. These factors were partially offset by the impact of a 2004 inventory write-down of $1.8 million at Rickard Seeds. The increased moist smokeless tobacco unit costs were primarily the result of higher costs for certain packaging and production materials, as well as higher salaries and related costs for direct labor.

Gross profit decreased 1 percent in the first quarter of 2005 compared to the first quarter of 2004. This decrease was primarily the result of the aforementioned cost of products sold variance, partially offset by higher selling prices for premium products. The gross profit percentage declined to 82.9 percent for the first quarter of 2005, as a result of these factors and a shift in product mix, which included higher unit volume for price value products and lower unit volume for premium products.

Selling and advertising expenses decreased 2.1 percent in the first quarter of 2005 compared to the first quarter of 2004. This decrease was primarily attributable to lower spending associated with a customer sales alliance program, which was replaced with the aforementioned STEPS Rewards program in early 2004, as well as for lower costs associated with auto racing sponsorship, partially offset by higher spending on print advertising and retail shelving systems associated with promoting the moist smokeless tobacco category. Indirect selling expenses were higher in the first quarter of 2005 compared to 2004, primarily as a result of higher costs associated with the Company’s moist smokeless tobacco category growth plans, implemented in the second half of 2004, which included increased salaries and related costs. Administrative and other expenses increased in the first quarter of 2005 compared to 2004, primarily as a result of higher legal-related spending and stock-based compensation costs.

As a result of the aforementioned factors, segment operating profit for the first quarter of 2005 was $200.2 million, representing a decrease of 5.1 percent from the first quarter of 2004.

WINE SEGMENT

	Three Months Ended
	March 31,
	2005	2004
Net sales	$51,591	$45,319
Operating profit	7,101	6,475

(21)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Wine segment net sales increased 13.8 percent to $51.6 million in the first quarter of 2005 versus the comparable 2004 period, and represented 11.7 percent of consolidated net sales for the first quarter of 2005. The net sales increase was the result of increased premium case volume versus the prior period, as the Company continued to broaden distribution through the expansion of its sales force. Case volume for the Company’s two leading brands in the quarter increased, with Chateau Ste. Michelle up 7.4 percent and Columbia Crest up 1.3 percent from comparable 2004 levels. These two leading brands accounted for 30.9 percent and 43.1 percent of premium case volume, respectively, in the first quarter of 2005. The increase in net sales in the first quarter of 2005, comparatively, was also partially attributable to the success of new products, especially Red Diamond, which experienced a significant increase in net sales and case volume in the first quarter of 2005, and certain product line extensions.

Segment cost of products sold in 2005 increased 15 percent from 2004, primarily as a result of the increased case volume. The gross profit percentage decreased slightly in 2005, primarily as a result of a shift in case mix towards lower priced varietals.

SA&A expenses increased 13.3 percent in the first quarter of 2005 from 2004. Selling and advertising expenses increased predominantly as a result of increased spending on samples, trade relations and promotional displays, as well as for the promotion of the Red Diamond brand, all of which were in line with the Company’s distribution growth initiatives. Indirect selling expenses increased primarily as a result of higher salaries and related costs due to a continued sales force expansion aimed at broadening distribution of the Company’s wines throughout the domestic market. Administrative and other spending was higher in the first quarter of 2005 compared to the corresponding 2004 period primarily due to costs related to stock-based compensation.

As a result of the above mentioned factors, Wine segment operating profit increased 9.7 percent to $7.1 million in 2005.

ALL OTHER OPERATIONS

	Three Months Ended
	March 31,
	2005	2004
Net sales	$10,217	$8,777
Operating profit	3,660	2,185

Net sales for All Other Operations increased 16.4 percent to $10.2 million for the first quarter of 2005 and accounted for 2.3 percent of consolidated net sales for the quarter. The increase in net sales was primarily the result of higher unit volume for moist smokeless tobacco products sold by the Company’s international operations, mainly in Canada. In addition, the increase also included the impact of a favorable foreign exchange rate. All Other Operations reported an operating profit of $3.7 million for the first quarter of 2005, which represented an increase of 67.5 percent from the first quarter of 2004. The results for the cigar business, previously reported in All Other Operations, have been reflected as discontinued operations in 2004, and have therefore been eliminated from the comparisons reflected above.

(22)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

OUTLOOK

As described above, RAD-SVT data for the four weeks ended March 19, 2005 indicated a decline in premium sales, at a faster rate than had been experienced over the past several quarters. Furthermore, that data, along with our shipment data for the month of April 2005, suggests a continued decline in the premium price tier of smokeless tobacco products. In the Company’s opinion, some factors that may have contributed to this movement include a wider price gap between premium and price value products at retail than has been experienced over the last four years, increased aggressive promotional competition within the price value tier and higher gasoline prices, as approximately 65 percent of the Company’s net unit volume is from convenience stores, many of which sell gasoline. The Company believes the demographics of its consumer base would be especially vulnerable to this type of economic pressure. In addition, the Company significantly reduced its buydowns and pre-pack promotions in total during the first quarter of 2005. The Company changed its strategy on promotional spending in the quarter, which could have contributed to the aforementioned decline in premium sales.

As this shipment information reflects developments over a relatively short period of time, the Company believes it is too early to assess whether these developments represent a change in overall moist smokeless tobacco volume trends. However, in light of the potential adverse shift from the premium price tier, the Company will be accelerating promotional spending and other initiatives aimed at improving premium moist smokeless tobacco can sales. As a result of this additional spending and a revised unit volume forecast based on current trends, the Company is forecasting diluted earnings per share for the year to be in the range of $3.20 to $3.30, with the second quarter to be in the range of $.78 to $.82. The second half of 2005 is expected to be stronger than the second half of 2004.

LIQUIDITY AND CAPITAL RESOURCES:

	Three months ended March 31,
	2005	2004
Net cash provided by (used in):
Operating activities	$85,935	$(76,821)
Investing activities	46,815	(50,082)
Financing activities	(389,873)	(93,452)

For the first quarter of 2005, net cash provided by operating activities was $85.9 million compared to net cash used in operating activities of $76.8 million in the first quarter of 2004. The 2004 amount included the Company’s payment of the $200 million cash portion of the aforementioned antitrust litigation settlement with a smokeless tobacco competitor, offset by net cash from operating activities of $123.2 million. The primary source of cash in the first quarter of 2005 and 2004, respectively, was net earnings generated mainly by the Smokeless Tobacco segment. In the first quarter of 2005 the most significant uses of cash were for the payment of accounts payable and accrued expenses incurred in the normal course of business, including purchases of leaf tobacco for use in moist smokeless tobacco products. The Company estimates that 2005 overall raw material inventory purchases for leaf tobacco and grapes will approximate amounts expended in 2004.

(23)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net cash provided by investing activities was $46.8 million in the first quarter of 2005, compared to net cash used in the first quarter of 2004 of $50.1 million. The 2005 amount included the net proceeds from the sale of certain short-term investments of $60 million. Conversely, the first quarter of 2004 included net purchases of $45 million of such investments. Expenditures of $13.6 million and $5.9 million in the first quarter of 2005 and 2004, respectively, related to purchases of property, plant and equipment. The Company expects spending under the 2005 capital program to approximate $95 million.

For the first quarter of 2005, the Company’s net cash used in financing activities was $389.9 million, compared to $93.5 million during the similar 2004 period. The 2005 period includes the $300 million repayment of senior notes. Proceeds from the issuance of stock increased in the first quarter of 2005, versus the comparative prior year period, primarily as a result of increased stock option exercise activity. The dividends paid during the first quarter of 2005 were greater than those in the corresponding 2004 period as a result of the approximate 6 percent dividend rate increase approved by the Board of Directors in December 2004, partially offset by a lower number of issued and outstanding shares. Through the first quarter of 2005, the Company utilized $50 million to repurchase common stock under its share repurchase program, compared to $37.5 million in the first quarter of 2004.

As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance decreased $257.1 million from December 31, 2004 to $193.1 million at March 31, 2005.

The Company will continue to have significant cash requirements for the remainder of 2005, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.

AGGREGATE CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2004, with the exception of the aforementioned repayment of senior notes and the execution of leaf tobacco purchases in connection with normal purchase contracts. Through March 31, 2005, the Company had executed $21.6 million in leaf tobacco purchases related to contracts outstanding at December 31, 2004. The Company is obligated to make payments of $60.2 million, primarily in the fourth quarter of 2005 and in the first quarter of 2006, for leaf tobacco to be used in the production of moist smokeless tobacco products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk since December 31, 2004, other than from the impact of the aforementioned repayment of senior notes.

(24)

UST Inc.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2004 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by the Company, including forward-looking statements contained in this report.

(25)

UST Inc.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In In Re Smokeless Tobacco Antitrust Litigation (formerly Keystone Tobacco and Mutual Wholesale Services actions consolidated on January 8, 2001), U.S. District Court for the District of Columbia (Civil Action No.: 1:00CV01415), on April 22, 2005,the Court entered final approval of the settlement and dismissed the case with prejudice.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the monthly share repurchases during the quarter ended March 31, 2005:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
	Total	Average	Purchased as	Purchased
	Number of	Price	Part of the	Under the
	Shares	Paid Per	Repurchase	Repurchase
Period	Purchased	Share	Programs (1)	Programs (1)
January (1/1/2005 – 1/31/2005)	197,800	$49.04	197,800	21,454,189
February (2/1/2005 – 2/28/2005)	385,600	$52.21	385,600	21,068,589
March (3/1/2005–3/31/2005)	372,500	$54.14	372,500	20,696,089

Total	955,900	$52.31	955,900

(1)	In October 1999, the Company authorized a program to repurchase shares of its outstanding common stock up to a maximum of 20 million shares. There is currently no stated expiration date for this program. In December 2004, the Company’s Board of Directors authorized a new program to repurchase up to 20 million additional shares of the Company’s outstanding common stock. Repurchases under this new program will commence when repurchases under the existing program have been completed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The Annual Meeting of Stockholders was held on May 3, 2005.

b)	Messrs. John D. Barr and Ronald J. Rossi were elected as Directors of the Company at the meeting. Messrs. John P. Clancey, Edward H. DeHority, Jr., Vincent A. Gierer, Jr., Joseph E. Heid and Peter J. Neff, and Ms. Patricia Diaz Dennis are Directors of the Company whose respective term of office as a Director continued after the meeting.

(26)

UST Inc.
PART II – OTHER INFORMATION (continued)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

c)	Matters voted upon at the meeting:

	Nominee	For	Withheld
Election of Directors	John D. Barr	149,550,744	3,616,370
(Proposal No. 1)	Ronald J. Rossi	149,648,674	3,518,440
				Broker
	Affirmative	Negative	Abstentions	Non-Votes
Approval of the UST Inc.	118,528,668	15,861,160	1,363,078	17,424,208
2005 Long-Term Incentive Plan (Proposal No. 2)

Ratification and Approval	150,043,269	2,002,369	1,121,476	—
Of Independent Registered Public Accounting Firm (Proposal No. 3)

Stockholder Proposal	4,286,138	119,223,159	12,233,609	17,424,208
Regarding Marketing of Tobacco Products on the Internet (Proposal No. 4)

ITEM 6. EXHIBITS

Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 32 — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(27)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.
(Registrant)

Date May 5, 2005	/s/ Robert T. D’Alessandro

Robert T. D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ James D. Patracuolla

James D. Patracuolla
Vice President and Controller (Principal Accounting Officer)

(28)