Form 10-Q
period 2005-06-30
UST INC
filed 2005-08-04
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Number of Common shares ($.50 par value) outstanding at June 30, 2005 164,370,291

UST Inc.
(“Registrant” or the “Company”)

(1)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$159,405	$450,202
Short-term investments	34,750	60,000
Accounts receivable	48,490	41,462
Inventories:
Leaf tobacco	193,126	205,646
Products in process	170,940	208,935
Finished goods	158,413	134,662
Other materials and supplies	19,341	17,917

Total inventories	541,820	567,160
Deferred income taxes	27,850	29,597
Assets held for sale	17,030	—
Prepaid expenses and other current assets	27,801	24,712

Total current assets	857,146	1,173,133
Property, plant and equipment, net	416,066	421,848
Other assets	56,264	64,502

Total assets	$1,329,476	$1,659,483

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$—	$300,000
Accounts payable and accrued expenses	159,438	226,281
Income taxes payable	44,072	66,003
Litigation liability	35,493	26,589

Total current liabilities	239,003	618,873
Long-term debt	840,000	840,000
Postretirement benefits other than pensions	84,999	81,874
Pensions	99,061	95,052
Deferred income taxes	2,786	9,645
Other liabilities	3,822	4,474

Total liabilities	1,269,671	1,649,918

Stockholders’ equity:
Capital stock(1)	103,504	105,777
Additional paid-in capital	928,106	885,049
Retained earnings	401,156	492,800
Accumulated other comprehensive loss	(19,185)	(19,911)

	1,413,581	1,463,715

Less treasury stock - 42,636,986 shares in 2005 and 46,948,011 shares in 2004	1,353,776	1,454,150

Total stockholders’ equity	59,805	9,565

Total liabilities and stockholders’ equity	$1,329,476	$1,659,483

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 207,007,277 shares in 2005 and 211,554,946 shares in 2004. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.
Note: The condensed consolidated statement of financial position at December 31, 2004 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$480,116	$464,652	$920,643	$897,969

Costs and expenses:
Cost of products sold	97,237	86,597	186,160	168,562
Excise taxes	12,789	12,059	24,270	23,348
Selling, advertising and administrative	133,191	123,155	268,998	250,709
Antitrust litigation	12,529	—	12,529	—

Total costs and expenses	255,746	221,811	491,957	442,619

Operating income	224,370	242,841	428,686	455,350
Interest, net	11,977	19,548	28,368	38,957

Earnings from continuing operations before income taxes	212,393	223,293	400,318	416,393
Income tax expense	75,868	69,394	141,961	139,922

Earnings from continuing operations	136,525	153,899	258,357	276,471
Loss from discontinued operations (including income tax expense of $2,890 and $2,490, respectively)	—	(6,006)	—	(6,889)

Net earnings	$136,525	$147,893	$258,357	$269,582

Net earnings per basic share:
Earnings from continuing operations	$.83	$.93	$1.57	$1.67
Loss from discontinued operations	—	(.04)	—	(.04)

Net earnings per basic share	$.83	$.89	$1.57	$1.63

Net earnings per diluted share:
Earnings from continuing operations	$.82	$.92	$1.55	$1.66
Loss from discontinued operations	—	(.03)	—	(.04)

Net earnings per diluted share	$.82	$.89	$1.55	$1.62

Dividends per share	$.55	$.52	$1.10	$1.04

Average number of shares:
Basic	164,575	165,313	164,670	165,353
Diluted	166,194	166,569	166,608	166,669
See notes to condensed consolidated financial statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net earnings	$258,357	$269,582
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,376	21,241
Stock-based compensation expense	3,182	242
Loss on disposition of property, plant and equipment	1,230	123
Deferred income taxes	(5,503)	45,331
Changes in operating assets and liabilities:
Accounts receivable	(7,028)	27,931
Inventories	25,340	14,157
Prepaid expenses and other assets	4,558	5,643
Accounts payable, accrued expenses, pensions and other liabilities	(59,355)	(35,259)
Tax benefits from the exercise of stock options	13,884	6,011
Income taxes	(21,931)	70,378
Litigation liability	8,904	(208,628)

Net cash provided by operating activities	244,014	216,752

Investing Activities:
Short-term investments, net	25,250	(65,000)
Purchases of property, plant and equipment	(37,379)	(14,851)
Dispositions of property, plant and equipment	3,116	1,269

Net cash used in investing activities	(9,013)	(78,582)

Financing Activities:
Repayment of debt	(300,000)	—
Proceeds from the issuance of stock	55,781	49,847
Dividends paid	(181,530)	(172,173)
Stock repurchased	(100,049)	(74,948)

Net cash used in financing activities	(525,798)	(197,274)

Decrease in cash and cash equivalents	(290,797)	(59,104)
Cash and cash equivalents at beginning of year	450,202	438,040

Cash and cash equivalents at end of the period	$159,405	$378,936

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$155,856	$22,141
Interest	41,775	41,775
See notes to condensed consolidated financial statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after the elimination of intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation. Operating results for the three and six month periods ended June 30, 2005, respectively, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”).
In connection with the transfer of the Company’s cigar operation to a smokeless tobacco competitor in June of 2004, pursuant to an agreement to resolve an antitrust action, the results for the cigar operation are presented as Discontinued Operations in the 2004 condensed consolidated statement of operations.
ACCOUNTING PRONOUNCEMENTS
In June 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154 (“Statement 154”), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. Accounting Principles Board (“APB”) Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 or the Company’s first quarter ended March 31, 2006. The Company does not expect the adoption of Statement 154 to have a material impact on its consolidated financial statements.
In December 2004, the FASB issued Statement No. 123 (Revised 2004), or Statement 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. The approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure, as allowed under Statement No. 123, will no longer be an alternative.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ACCOUNTING PRONOUNCEMENTS (Continued)
In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The SEC’s new rule allows companies to implement Statement No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. At the present time, the Company plans to adopt Statement 123(R) for the period beginning January 1, 2006.
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
In December 2004, the FASB issued Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“the Jobs Creation Act”) and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 requires that the tax deduction provided under the Jobs Creation Act for income attributable to qualified domestic production activities be accounted for as a special deduction under Statement 109. This special deduction is recognized under Statement 109 as it is earned. For the second quarter and first six months of 2005, the Company recognized a tax benefit related to a deduction attributable to qualified domestic production activities. FSP 109-2 provides that additional time beyond the financial reporting period of enactment should be allowed to evaluate the effect of the Jobs Creation Act on a company’s plan for repatriation or reinvestment of foreign earnings, unless the company has recognized a deferred tax liability for some or all of its unremitted foreign earnings. The Company has evaluated the effects of the repatriation provision and, at this time, does not expect that such provision will have a material impact on its condensed consolidated financial statements.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CAPITAL STOCK
The Company repurchased 1,070,350 shares of outstanding common stock at a cost of approximately $50 million during the quarter ended June 30, 2005, of which 64,000 shares were repurchased at prevailing market prices directly from the trust established for the Company’s qualified defined benefit pension plans. During the first six months of 2005, the Company repurchased 2,026,250 shares of outstanding common stock at a cost of approximately $100 million. Of the total shares repurchased in the six months ended June 30, 2005, 1,651,989 shares were repurchased pursuant to the Company’s authorized program, approved in October 1999, to repurchase its outstanding common stock up to a maximum of 20 million shares. Repurchases under this program resulted in a total cost of $646.2 million. In December 2004, the Company’s Board of Directors authorized a new program under which the Company may repurchase up to 20 million additional shares of its outstanding common stock. As of June 30, 2005, 374,261 shares have been repurchased at a cost of approximately $17 million under the new program.
In May 2005, the Company authorized that 10 million shares of its common stock be reserved for issuance under the 2005 Long Term Incentive Plan, which was approved by stockholders at the Company’s Annual Meeting on May 3, 2005. Of the total shares reserved, 6.3 million shares of the Company’s treasury stock were retired for this purpose. The remaining 3.7 million shares, which had been retired in previous years from the Company’s treasury stock, in connection with the establishment of the UST Inc. Amended and Restated Stock Incentive Plan, the Nonemployee Directors’ Stock Option Plan and the Nonemployee Directors’ Restricted Stock Award Plan, are available for issuance under the 2005 Long Term Incentive Plan. Refer to the Company’s Notice of 2005 Annual Meeting of Stockholders and Proxy Statement for further information regarding the 2005 Long Term Incentive Plan.
STOCK-BASED COMPENSATION
In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation, the Company accounts for its employee stock compensation plans using the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Stock-based compensation expense recognized in the second quarter and first six months of 2005 is related to common stock awarded to non-employee members of the Board of Directors as part of each member’s aggregate annual retainer, as well as to common stock and restricted stock awarded to non-employee directors and restricted stock and restricted stock units awarded to employees. Stock-based compensation expense recorded in the second quarter and first six months of 2004 related to restricted stock awarded to both employees and non-employee directors.

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
STOCK-BASED COMPENSATION (Continued)
Consistent with the method described in SFAS No. 123, if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under its plans, net earnings and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net earnings:
As reported	$136,525	$147,893	$258,357	$269,582
Add:
Total stock-based compensation expense included in reported net income, net of related tax effect	786	79	2,068	157
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effect	(2,114)	(1,122)	(3,421)	(2,260)

Pro forma	$135,197	$146,850	$257,004	$267,479

Basic earnings per share:
As reported	$.83	$.89	$1.57	$1.63
Pro forma	$.82	$.89	$1.56	$1.62
Diluted earnings per share:
As reported	$.82	$.89	$1.55	$1.62
Pro forma	$.81	$.88	$1.54	$1.61

Certain of the stock awards granted to employees, including options and restricted stock grants, contain a provision for the acceleration of vesting of unvested shares upon the employee’s retirement. Under Statement 123(R), for awards subsequent to January 1, 2006, companies must revise their expense recognition approach to record the cost of awards to retirement-eligible employees to the shorter of the original award’s vesting period or the time until the employee becomes retirement-eligible. The Company does not anticipate that the retirement eligibility provision under Statement 123(R) will have a material impact on its results of operations, once effective. Furthermore, had the Company historically recognized stock-based compensation cost for retirement-eligible employees under this accelerated method, the difference in pro forma stock based compensation expense, net of tax, for each of the periods presented above, would not have been material.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003), the following provides the components of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004:

			Postretirement Benefits
	Pension Plans		Other than Pensions
Three months ended June 30,	2005	2004	2005	2004
Service cost	$4,569	$4,155	$1,435	$1,254
Interest cost	7,405	6,846	1,333	1,286
Expected return on plan assets	(6,553)	(5,797)	—	—
Amortization of unrecognized transition obligation	(2)	(2)	—	—
Amortization of prior service cost	—	(11)	(534)	(1,159)
Recognized actuarial loss	1,373	1,727	285	90

Net periodic benefit cost	$6,792	$6,918	$2,519	$1,471

			Postretirement Benefits
	Pension Plans		Other than Pensions
Six months ended June 30,	2005	2004	2005	2004
Service cost	$9,527	$8,730	$2,880	$2,508
Interest cost	14,940	14,204	2,674	2,541
Expected return on plan assets	(13,046)	(11,941)	—	—
Amortization of unrecognized transition obligation	(4)	(4)	—	—
Amortization of prior service cost	(1)	(22)	(1,071)	(2,279)
Recognized actuarial loss	2,921	3,714	572	234

Net periodic benefit cost	$14,337	$14,681	$5,055	$3,004

As previously disclosed in the 2004 Form 10-K, the Company expects to contribute $6.1 million to its non-qualified defined benefit pension plans in 2005.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Results for the periods presented on the condensed consolidated statement of operations reflect the net reversal of income tax accruals of $4 million and $15.8 million, net of federal income tax benefit, for the second quarter of 2005 and 2004, respectively, and $8.7 million and $18.9 million, net of federal income tax benefit, for the first six months of 2005 and 2004, respectively, due to changes in facts and circumstances, including the settlement of various income tax audits by the IRS and other taxing authorities and lapses of statutes of limitation. The Company’s effective tax rate increased to 35.7 percent and 35.5 percent in the second quarter and first six months of 2005, respectively, from 31.1 percent and 33.6 percent in the corresponding 2004 periods, primarily as a result of the higher level of accrual reversals in 2004, partially offset by the effect in both 2005 periods of a tax deduction available for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004 and is accounted for under FSP 109-1.

(10)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other operations. Included in All Other operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$410,940	$407,169	$789,659	$786,390
Wine	58,700	48,219	110,291	93,538
All Other	10,476	9,264	20,693	18,041

Net sales	$480,116	$464,652	$920,643	$897,969

Operating Profit:
Smokeless Tobacco	$219,418	$240,690	$419,584	$451,656
Wine	7,938	5,616	15,039	12,091
All Other	3,876	2,313	7,536	4,498

Operating profit	231,232	248,619	442,159	468,245
Corporate expenses	(6,862)	(5,778)	(13,473)	(12,895)
Interest, net	(11,977)	(19,548)	(28,368)	(38,957)

Earnings from continuing operations before income taxes	$212,393	$223,293	$400,318	$416,393

The Company’s identifiable assets by reportable segment did not change significantly from amounts appearing in the December 31, 2004 Consolidated Segment Information (See 2004 Form 10-K), with the exception of Corporate assets, which reflect a decrease in cash and cash equivalents primarily related to the $300 million repayment of long-term senior notes, which matured in March 2005.
ASSETS HELD FOR SALE
The Company’s two corporate aircraft separately meet the criteria to be considered held for sale under FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” at June 30, 2005. As each aircraft’s net carrying value was lower than the corresponding estimated fair value less costs to sell, there was no impairment charge recorded upon the decision to replace the aircraft. Accordingly, the total net carrying value of the aircraft of $17 million represents “assets held for sale” on the consolidated statement of financial position at June 30, 2005, reflecting the balance that was reclassified from “property, plant and equipment.” Depreciation on the aircraft has ceased during the three months ended June 30, 2005.

(11)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NET EARNINGS PER SHARE
The following table presents the computation of basic and diluted net earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Earnings from continuing operations	$136,525	$153,899	$258,357	$276,471
Loss from discontinued operations, net	—	(6,006)	—	(6,889)

Net earnings	$136,525	$147,893	$258,357	$269,582

Denominator:
Denominator for basic earnings per share — weighted-average shares	164,575	165,313	164,670	165,353
Dilutive effect of stock-based awards	1,619	1,256	1,938	1,316

Denominator for diluted earnings per share	166,194	166,569	166,608	166,669

Net earnings per basic share:
Earnings from continuing operations	$.83	$.93	$1.57	$1.67
Loss from discontinued operations	—	(.04)	—	(.04)

Net earnings per basic share	$.83	$.89	$1.57	$1.63

Net earnings per diluted share:
Earnings from continuing operations	$.82	$.92	$1.55	$1.66
Loss from discontinued operations	—	(.03)	—	(.04)

Net earnings per diluted share	$.82	$.89	$1.55	$1.62

Options to purchase approximately nine thousand shares and 0.8 million shares of common stock outstanding as of June 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common shares and, therefore, were antidilutive.
COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the second quarter of 2005 and 2004, total comprehensive income, net of taxes, amounted to $137 million and $149.6 million, respectively. For the first six months of 2005 and 2004, total comprehensive income, net of taxes, amounted to $259.1 million and $270.3 million, respectively.

(12)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DISCONTINUED OPERATIONS
On June 18, 2004, the Company completed the transfer of its cigar operation to a smokeless tobacco competitor in connection with the resolution of an antitrust action. Prior to the transfer, the cigar operation had been included within All Other Operations for segment reporting purposes. As a result of the transfer, the results of this operation are reflected within Discontinued Operations for the 2004 periods presented on the condensed consolidated statement of operations. Cigar operations for the second quarter of 2004 resulted in net sales of $2 million and a net loss from discontinued operations of $6 million, which included income tax expense of $2.9 million. For the first six months of 2004, cigar operations resulted in net sales of $4.2 million and a net loss from discontinued operations of $6.9 million, which included income tax expense of $2.5 million.
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
The Company is named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are six individuals alleging use of the Company’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products; five of the six individuals also allege the use of other tobacco products.

(13)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONTINGENCIES (Continued)
The Company was named in a purported class action in Florida brought by six plaintiffs “on behalf of themselves and all others similarly situated’’ against various smokeless tobacco manufacturers including the Company and other organizations for personal injuries, including cancers of the mouth and larynx, oral lesions, leukoplakia, facial disfigurement, gum and tooth loss, fear of cancer, death and depression and other injuries allegedly resulting from the use of the Company’s smokeless tobacco products. Plaintiffs also claimed nicotine “addiction’’ and sought unspecified compensatory damages and certain equitable and other relief, including but not limited to, medical monitoring. On July 12, 2005, plaintiffs’ counsel served papers that seek to convert this purported class action into an individual action on behalf of a single plaintiff.
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
The Company has been named in an action in California brought by the People of the State of California, in the name of the Attorney General of the State of California, alleging that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA. The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt.
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
The Company has been named as a defendant in a number of purported class actions brought by indirect purchasers (consumers and retailers) and class actions brought by indirect purchasers of its moist smokeless tobacco products in the states of California, Kansas, Massachusetts and Wisconsin.

(14)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONTINGENCIES (Continued)
As indirect purchasers of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of California, Kansas, Massachusetts and Wisconsin, that the Company has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 per class member or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects. The Company reached a settlement (“Settlement”), which has been approved by the court, to resolve a significant number of the indirect purchaser actions. The jurisdictions covered by the settlement are identified in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. Pursuant to the approved Settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the settlement and plaintiffs’ attorneys’ fees. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the Settlement on substantially similar terms. In this regard, the Company continues to make progress. In June 2005, the Company entered into a memorandum of understanding to resolve the Kansas class action and the New York action. For additional details, see “Item I. Legal Proceedings” in Part II. Other Information. The Company has resolved indirect purchaser actions in approximately 80 percent of the states in which they were filed. The Company recorded a charge of $40 million in 2003, which represented its best estimate at the time of the total costs to resolve indirect purchaser actions. In the second quarter of 2005, the Company recorded a $12.5 million charge related to costs to resolve, subject to court approval, certain states’ indirect purchaser actions less favorably than originally anticipated. At June 30, 2005, the liability associated with the resolution of these indirect purchaser actions has increased to $33.4 million from $23.6 million at December 31, 2004, predominantly as a result of the charge recorded in the second quarter of 2005, offset by actual coupon redemption, the payment of plaintiffs’ attorneys’ fees, and administrative costs of the settlement.
Each of the foregoing actions is derived directly from the antitrust litigation with Conwood Company, L.P. (see the 2004 Form 10-K for further details). For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. The plaintiffs in the above actions also will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. The Company believes that the ultimate outcome of these purported class actions and the California, Kansas, Massachusetts and Wisconsin class actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, beyond the amounts accrued, which could be associated with an adverse resolution.

(15)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
OTHER MATTERS
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. As a result of the Tobacco Reform Act, the Secretary of Agriculture will impose quarterly assessments on tobacco manufacturers and importers, not to exceed $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary will be impacted by a number of factors affecting the allocation, as defined in the Tobacco Reform Act. These quarterly assessments will be used to fund a trust to compensate tobacco quota farmers in lieu of the repealed federal support program. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. The Company recognized a charge of approximately $1 million associated with the quarterly assessment required by the Tobacco Reform Act in each of the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005. Payments of approximately $1.8 million have been made through June 30, 2005, in connection with the assessment under the Tobacco Reform Act for the first two quarters.
On March 15, 2004, the Company announced the following in connection with antitrust actions filed against it as a result of the Conwood litigation: (1) the resolution of an antitrust action brought by a smokeless tobacco competitor, (2) a court-approved agreement for a proposed resolution of antitrust actions by indirect purchasers in certain states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action required the Company to pay $200 million, which was paid on March 16, 2004, and transfer its cigar operation to the smokeless tobacco competitor, which occurred on June 18, 2004. The settlement of the indirect purchaser actions covered by the subject agreement requires the Company to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. For further details, see the Other Matters note to the consolidated financial statements in the 2004 Form 10-K and the Discontinued Operations note included herein.

(16)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Form 10-Q, as well as the consolidated financial statements and notes thereto included in the 2004 Form 10-K. Herein, the Company makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within Management’s Discussion and Analysis.
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
The Company’s objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults. The Company competes in the moist smokeless tobacco category by offering products in every category segment. Over the past several years, industry trends have shown that some adult consumers have migrated from premium brands to brands in the price value and sub-price value segments. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult consumers, primarily smokers, as approximately every 1 percent of adult smokers who convert to moist smokeless tobacco represents a 10 percent increase in the segment’s adult consumer base, and consumer research indicates that the majority of new adult consumers enter the category in the premium segment. In addition to advertising initiatives focused on category growth, in 2004 the Company initiated a direct mail program to over one million adult smokers and began an advertising campaign to promote the convenience of smokeless tobacco relative to cigarettes. Also crucial to the Smokeless Tobacco segment’s success is product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years.

(17)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Consistent with the Wine segment’s strategic vision, the Company is focused on becoming a leader in the super-premium wine segment, to elevate Washington state wines to the quality and prestige of the top wine regions of the world, and to be known for superior products, innovation and customer focus. The environment in which the Company’s Wine segment operates is fairly competitive, and has been subject to recent industry consolidation. Additionally, changes in the supply of grapes, as well as changes in consumer preferences, have affected and may continue to affect this environment. The impact of industry-wide grape oversupply, which arose as the result of increased vineyard planting in the late 1990’s, has begun to subside, primarily as a result of renegotiation of grower contracts. In addition, recent data indicates that adult per capita wine consumption is at an all-time high, and that the wine category is expanding more rapidly than the other segments of the alcohol beverage category. In order to continue to succeed in this growing category, the Company remains committed to the continued expansion of its sales force and category management staff to broaden the distribution of its wine in the domestic market, especially in certain account categories such as restaurants. Sustained growth in the Company's Wine segment will also be dependent on the successful introduction of new products and extension of existing product lines.
RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2005 COMPARED WITH THE SECOND QUARTER AND FIRST SIX MONTHS OF 2004
CONSOLIDATED RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$480,116	$464,652	$920,643	$897,969
Net earnings	136,525	147,893	258,357	269,582
Basic earnings per share	.83	.89	1.57	1.63
Diluted earnings per share	.82	.89	1.55	1.62
Consolidated net sales for the second quarter and first six months of 2005 were $480.1 million and $920.6 million, respectively, which represented 3.3 percent and 2.5 percent increases from the corresponding 2004 periods. Consolidated net earnings for the second quarter and first six months of 2005 were $136.5 million and $258.4 million, respectively, which represented 7.7 percent and 4.2 percent decreases from the corresponding 2004 periods. For both the second quarter and first six months of 2005, the consolidated net sales increases were primarily due to higher selling prices for premium moist smokeless tobacco products, improved case volume for premium wine and higher international sales, partially offset by a decrease in moist smokeless tobacco net unit volume. The decreases in comparative consolidated net earnings for both the second quarter and first six months of 2005 were primarily due to higher cost of products sold and selling, advertising and administrative (“SA&A”) expenses along with higher income tax expense, partially offset by the favorable net sales variance and lower net interest expense. Both 2005 periods also include the effects of a $12.5 million pretax charge recorded in connection with the settlement of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously reserved (see the Contingencies note to the condensed consolidated financial statements for additional details). The second quarter and first six months of 2004 include a loss from discontinued operations associated with the transfer of the Company’s cigar operations to a smokeless tobacco competitor.

(18)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The consolidated gross margin increased 1.1 percent to $370.1 million and 0.6 percent to $710.2 million for the second quarter and first six months of 2005, respectively, compared to the corresponding 2004 periods, primarily due to higher Wine segment net sales in both periods, and to improved net sales in All Other Operations for the six month period. The consolidated gross margin, as a percentage of net sales, declined to 77.1 percent for both the second quarter and first six months of 2005 from 78.8 percent for the second quarter of 2004 and 78.6 percent for the first six months of 2004. Higher case volume for wine, which sells at lower margins than smokeless tobacco products, was a significant factor in the decline in both comparative periods. Also contributing to the lower gross margin percentage in both 2005 periods was higher unit costs for moist smokeless tobacco products and a negative shift in overall moist smokeless tobacco product mix, partially offset by higher selling prices for premium moist smokeless tobacco products.
SA&A expenses increased to $133.2 million and $269 million in the second quarter and first six months of 2005, respectively, which represented 8.1 percent and 7.3 percent increases from the corresponding 2004 periods. These increases were primarily due to higher legal-related spending and other departmental administrative expenses, as well as higher stock-based compensation costs. SA&A expenses also increased in the both 2005 periods as a result of incremental spending in the Smokeless Tobacco segment for higher salaries and related costs, as well as for print advertising and the placement of retail shelving systems, all incurred in connection with the Company’s plan to accelerate the growth of the smokeless tobacco category, which began in 2004. Wine segment sales and marketing expenses also increased in the second quarter and first six months of 2005 compared to the corresponding 2004 periods, contributing to the consolidated SA&A variances for both periods. Corporate expenses were higher in both the second quarter and first six months of 2005, comparatively, primarily as a result of the higher compensation costs for non-employee directors.
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. Outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $3.7 million and $9.4 million, respectively, for the second quarter and first six months of 2005, compared to $2.8 million and $5.7 million in the corresponding 2004 periods.
The Company reported operating income of $224.4 million in the second quarter of 2005, representing 46.7 percent of consolidated net sales, compared to operating income of $242.8 million, or 52.3 percent of consolidated net sales, in the corresponding 2004 period. For the first six months of 2005, the Company reported operating income of $428.7 million, representing 46.6 percent of consolidated net sales, compared to operating income of $455.4 million, or 50.7 percent of consolidated net sales, in the first six months of 2004.

(19)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Net interest expense decreased 38.7 percent to $12 million and 27.2 percent to $28.4 million, respectively, in the second quarter and first six months of 2005, primarily as a result of lower outstanding debt in both periods compared to corresponding 2004 periods, due to the repayment of senior notes which matured in March 2005. The net interest expense variance for both 2005 periods was also favorably impacted by higher income from cash equivalent investments, resulting from higher interest rates, partially offset by lower levels of investments.
The Company recorded income tax expense of $75.9 million and $142 million in the second quarter and first six months of 2005, respectively, compared to $69.4 million and $139.9 million in the comparative 2004 periods. Results reflect the net reversal of income tax accruals of $4 million and $15.8 million, net of federal income tax benefit, for the second quarter of 2005 and 2004, respectively, and $8.7 million and $18.9 million, net of federal income tax benefit, for the first six months of 2005 and 2004, respectively, due to changes in facts and circumstances, including the settlement of various income tax audits by the IRS and other taxing authorities and lapses of statutes of limitation. The Company’s effective tax rate increased to 35.7 percent and 35.5 percent in the second quarter and first six months of 2005, respectively, from 31.1 percent and 33.6 percent in the corresponding 2004 periods, primarily as a result of the higher level of accrual reversals in 2004, partially offset by the effect in both 2005 periods of a tax deduction available for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004 and is accounted for under FSP 109-1.
Basic earnings per share were $.83 and $1.57 for the second quarter and first six months of 2005, respectively, representing a 6.7 percent and 3.7 percent decrease from the corresponding 2004 amounts. Diluted earnings per share were $.82 and $1.55 for the second quarter and first six months of 2005, respectively, representing a 7.9 percent and 4.3 percent decrease from the corresponding 2004 amounts. Average basic shares outstanding were lower in both 2005 periods than in the similar 2004 periods, primarily as a result of an increase in share repurchases, which were accelerated in late 2004, partially offset by the exercise of stock options. Average diluted shares outstanding in both 2005 periods approximated those in the corresponding 2004 periods.
Net earnings for the second quarter and first six months of 2004 included an after-tax loss of $6 million and $6.9 million, respectively, from discontinued operations. Discontinued operations reflect the results of the Company’s cigar operation, which was transferred to a smokeless tobacco competitor on June 18, 2004 in connection with an agreement to resolve an antitrust action. See the Discontinued Operations note to the condensed consolidated financial statements for additional details.

(20)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
SMOKELESS TOBACCO SEGMENT

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$410,940	$407,169	$789,659	$786,390
Operating profit	219,418	240,690	419,584	451,656
Net sales for the Smokeless Tobacco segment in both the second quarter and first six months of 2005 increased slightly to $410.9 million and $789.7 million, respectively, and accounted for 85.8 percent of the six month period’s consolidated net sales. These net sales results for both 2005 periods reflected higher selling prices for premium products and higher unit volume for price value products, partially offset by lower unit volume for premium products. Net sales in both the second quarter and first six months of 2005 also included lower cash discounts and lower sales incentive spending. The decrease in sales incentive spending in both 2005 periods was primarily attributable to decreases in traditional trade discounting initiatives, primarily retail buydowns, partially offset by higher coupon expenses. The second quarter of 2005 also included decreased spending associated with the Company’s brand-building customer incentive plan, the STEPS Rewards program, as a result of the decrease in net unit volume for smokeless tobacco products in the quarter. Overall, net unit volume for moist smokeless tobacco products decreased 1.6 percent in the second quarter of 2005 to 164.9 million cans, as compared to the corresponding 2004 period. For the first six months of 2005, net unit volume for moist smokeless tobacco products decreased 1.8 percent to 315.5 million cans, as compared to the corresponding 2004 period. Sales of dry snuff products and tobacco seeds each accounted for less than one percent of segment net sales in both the second quarter and first six months of 2005.
Unit volume results for both premium and price value products include net can sales for standard products, which consist of straight stock and on-pack products, along with can sales for pre-pack promotional products. Premium standard products also include value pack products. Straight stock refers to single cans of smokeless tobacco sold at wholesale list prices. On-pack products are single or multiple can packages sold at wholesale list prices accompanied by a free premium giveaway item, such as a multi-purpose tool or work gloves. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are premium two-can packages sold at wholesale list prices that are lower than wholesale list prices for straight stock premium products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time, such as “multiple cans offered at a reduced price.”

(21)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Overall, net unit volume for premium products declined 2.6 percent and 3.9 percent in the second quarter and first six months of 2005, respectively, compared to corresponding 2004 periods. The Company believes a significant portion of the decrease in the six month period was the result of some wholesale and retail customers increasing inventories in the fourth quarter of 2004 in advance of the January 1, 2005 price increase for premium products, with an estimated impact of approximately 3.7 million cans. In both 2005 periods, the decrease in premium net unit volume comprised of a reduction in straight stock volume, partially offset by an increase in net unit volume for value packs. Additionally, pre-pack premium promotional volume in the second quarter of 2005 fell slightly compared to the corresponding 2004 period, and remained relatively level in the six month comparison.
Net unit volume for price value products increased 6.4 percent and 15.2 percent in the second quarter and first six months of 2005, respectively, compared to corresponding 2004 periods. Both 2005 periods included increased net unit volume of the Company’s sub-price value product, Husky, mainly due to its continued expansion. The second quarter and first six months of 2005 net unit volume results for price value products included lower pre-pack promotional unit volume, primarily for Husky. Red Seal and Husky accounted for approximately 12.4 percent and 13 percent of total moist smokeless tobacco net unit volume in the second quarter and first six months of 2005, respectively, as compared to 11.4 percent and 11.1 percent in the corresponding 2004 periods.
As previously mentioned, the Company competes in the moist smokeless tobacco category by offering products in every category segment. As such, product innovation remains a crucial element of the Smokeless Tobacco segment’s success. The Company has launched successful new products in both the premium and price value product categories, despite aggressive price value competition within the moist smokeless tobacco category. Net can sales for the second quarter and first six months of 2005 included approximately 19.7 million cans and 34.3 million cans, respectively, of new products launched within the last three years, representing 12 percent and 10.9 percent of the Company’s total moist smokeless tobacco net unit volume for the corresponding period. These new products included Skoal Long Cut Apple Blend, Skoal Long Cut Vanilla Blend, Skoal Long Cut Peach Blend, Skoal Wintergreen, Berry Blend and Mint Pouches, Copenhagen Pouches, two Red Seal products and Husky products for both 2005 periods.
The Company’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended June 11, 2005, total smokeless category retail shipments increased 6.1 percent over the similar prior year period, on a can-volume basis. The premium segment declined 2.4 percent, with the Company’s premium products down 1.9 percent. The value segments, which include price value and sub-price value, increased 25.5 percent during the same period, with the Company’s value segment products up 20.6 percent. The Company’s share of the total category declined 3.6 percentage points, to 66.6 percent, from the comparable prior year period. Over the same 26-week period, based on retail pricing from ACNielsen applied to the period’s RAD-SVT shipment data, RAD-SVT indicates that the Smokeless Tobacco category grew 5.7 percent on a revenue-share basis. The Company’s revenue-share over the 26-week period was 77.4 percent, down 0.8 percentage points from the corresponding 2004 period.

(22)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco industry trends from wholesale to retail and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions, affect comparisons of the Company’s actual results to those from RAD-SVT.
Costs of products sold increased 6.8 percent and 5.6 percent in the second quarter and first six months of 2005, respectively, compared to corresponding 2004 periods. The increases in both periods are primarily the result of higher unit costs and charges recorded in connection with the tobacco quota buyout legislation enacted late in 2004, of $1 million in the second quarter and $2.1 million in the six month period. The six month period was favorably impacted by a 2004 inventory write-down of $1.8 million at F.W. Rickard Seeds, Inc. The increased moist smokeless tobacco unit costs were primarily the result of higher costs for certain packaging and production materials, as well as higher salaries and related costs for direct labor and overhead.
Gross margin for both the second quarter and first six months of 2005 remained relatively flat compared to the corresponding periods in 2004, primarily as a result of the aforementioned cost of products sold variance, offset by higher selling prices for premium products and lower sales incentives in the respective periods. The gross margin percentage declined slightly to 83.1 percent for the second quarter of 2005 and 83 percent for the first six months of 2005, as a result of these factors and a shift in product mix, which included higher net unit volume for price value products and lower net unit volume for premium products.
SA&A expenses increased 8 percent and 7.6 percent in the second quarter and first six months of 2005, respectively, compared to corresponding 2004 periods. Selling and advertising expenses for the second quarter of 2005 were relatively stable, as higher costs associated with retail shelving systems, direct marketing initiatives and point of sale and print advertising was partially offset by lower spending on trade promotional materials. For the first six months of 2005, selling and advertising expenses were relatively level with the corresponding 2004 period, as increased retail shelving, print advertising and point of sale costs were significantly offset by lower trade promotional expenses, along with the absence of spending associated with a customer sales alliance program, which was replaced with the aforementioned STEPS Rewards program in early 2004. Indirect selling expenses were higher in both the second quarter and first six months of 2005 compared to corresponding periods in 2004, primarily as a result of higher costs associated with the Company’s moist smokeless tobacco category growth plans implemented in 2004, which included increased salaries and related costs. Administrative and other expenses increased in both the second quarter and first six months of 2005 compared to corresponding periods in 2004, primarily as a result of higher legal-related spending and compensation costs in both periods.

(23)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results for the Smokeless Tobacco segment for both the second quarter and first six months of 2005 included the aforementioned charge of $12.5 million in the second quarter of 2005 in connection with the settlement of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously reserved. See the Contingencies note to the condensed consolidated financial statements for additional details.
As a result of the aforementioned factors, segment operating profit decreased 8.8 percent to $219.4 million and 7.1 percent to $419.6 million in the second quarter and first six months of 2005, respectively, compared to corresponding 2004 periods.
WINE SEGMENT

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$58,700	$48,219	$110,291	$93,538
Operating profit	7,938	5,616	15,039	12,091
Wine segment net sales increased 21.7 percent to $58.7 million in the second quarter of 2005 and 17.9 percent to $110.3 million for the first six months of 2005, versus the comparable 2004 periods, representing 12 percent of consolidated 2005 year-to-date net sales. The net sales increases in both periods were the result of increased premium case volume, with the second quarter up 19.2 percent and the six month period up 16.6 percent versus the respective prior periods. These volume improvements reflect the Company’s continued efforts to broaden distribution through the expansion of its sales force. Case volume for the Company’s two leading brands increased from comparable 2004 levels, with Chateau Ste. Michelle up 9.4 percent and 8.4 percent for the second quarter and six month period, respectively, and Columbia Crest up 25.7 percent and 13.2 percent for the same periods, respectively. These two leading brands accounted for 76.7 percent and 75.4 percent of premium case volume in the second quarter of 2005 and first six months of 2005, respectively. The increases in net sales in both the second quarter and first six months of 2005, comparatively, were also partially attributable to the success of Red Diamond and 14 Hands, a recently introduced product, both of which experienced significant increases in case volume in 2005, along with certain product line extensions.
Segment cost of products sold in the second quarter and first six months of 2005 increased 23.3 percent and 19.3 percent, respectively, from the comparable 2004 periods, primarily as a result of the increased case volume in each period. The gross margin percentage decreased slightly in both 2005 periods, primarily as a result of increased case costs.

(24)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
SA&A expenses increased 9.4 percent in the second quarter of 2005 and 11.2 percent in the first six months of 2005, compared to the corresponding 2004 periods. Selling and advertising expenses increased predominantly as a result of higher spending related to increased unit volume, and to promote the Red Diamond, Distant Bay and 14 Hands labels. For the first six months of 2005, selling and advertising expenses also included increased spending on samples and trade relations and for agency fees, all of which were incurred in connection with the Company’s distribution growth initiatives. Indirect selling expenses in both periods increased primarily as a result of higher salaries and related costs due to a continued sales force expansion aimed at broadening distribution of the Company’s wines throughout the domestic market. Administrative and other spending was relatively flat for the second quarter and higher in the first six months of 2005 compared to the corresponding 2004 periods. The increase in the six month period was primarily due to salaries and related costs.
As a result of the above mentioned factors, Wine segment operating profit increased 41.3 percent to $7.9 million in the second quarter of 2005 and 24.4 percent to $15 million in the first six months of 2005.
ALL OTHER OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net sales	$10,476	$9,264	$20,693	$18,041
Operating profit	3,876	2,313	7,536	4,498
Net sales for All Other Operations increased 13.1 percent to $10.5 million and 14.7 percent to $20.7 million for the second quarter and first six months of 2005, respectively. Net sales for All Other Operations accounted for 2.2 percent of consolidated net sales in the 2005 year-to-date period. The increase in net sales was primarily the result of higher unit volume for moist smokeless tobacco products sold by the Company’s international operations, mainly in Canada. In addition, the increase also included the impact of a favorable foreign exchange rate. All Other Operations reported an operating profit of $3.9 million and $7.5 million for the second quarter and first six months of 2005, respectively, which represented corresponding increases of 67.6 percent and 67.5 percent from the comparative 2004 periods. The results for the cigar business, previously reported in All Other Operations, have been reflected as discontinued operations in 2004, and have therefore been eliminated from the comparisons detailed above.
OUTLOOK
For the year 2005, the Company anticipates diluted earnings per share in the range of $3.20 to $3.30. Results for the third quarter of 2005 are anticipated to be slightly favorable compared to the third quarter of 2004.

(25)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY AND CAPITAL RESOURCES:

	Six Months Ended
	June 30,
	2005	2004

Net cash provided by (used in):
Operating activities	$244,014	$216,752
Investing activities	(9,013)	(78,582)
Financing activities	(525,798)	(197,274)
For the first six months of 2005, net cash provided by operating activities was $244 million compared to net cash provided by operating activities of $216.8 million in the first six months of 2004. The primary source of cash in the first six months of 2005 and 2004, respectively, was net earnings generated mainly by the Smokeless Tobacco segment. In the first six months of 2005 the most significant uses of cash were for the payment of income taxes, and of accounts payable and accrued expenses incurred in the normal course of business, including purchases of leaf tobacco for use in moist smokeless tobacco products. The Company estimates that 2005 raw material inventory purchases for leaf tobacco will be lower than those in 2004, due to the impact of the Tobacco Reform Act, while grape purchases will approximate amounts expended in 2004. Net cash provided by operating activities in the first six months of 2004 included the Company’s payment of the $200 million cash portion of the aforementioned antitrust litigation settlement with a smokeless tobacco competitor, as well as legal fees and other costs associated with the settlement of certain indirect purchaser antitrust actions, offset by net cash from operating activities of $425.4 million.
Net cash used in investing activities was $9 million in the first six months of 2005, compared to net cash used in the first six months of 2004 of $78.6 million. The 2005 amount included the net proceeds from the sale of certain short-term investments of $25.3 million. Conversely, the first six months of 2004 included net purchases of $65 million of such investments. Expenditures of $37.4 million and $14.9 million in the first six months of 2005 and 2004, respectively, related to purchases of property, plant and equipment. The Company expects spending under the 2005 capital program to approximate $102.4 million, which will be partially offset by $23.4 million in anticipated proceeds from disposals of capital assets.
For the first six months of 2005, the Company’s net cash used in financing activities was $525.8 million, compared to $197.3 million during the similar 2004 period. The 2005 period includes the $300 million repayment of senior notes. Proceeds from the issuance of stock increased to $55.8 million in the first six months of 2005, versus $49.8 million in the comparative 2004 period, primarily as a result of higher average exercise prices for stock options exercised in the 2005 period. Dividends paid during the first six months of 2005 of $181.5 million were greater than the $172.2 million paid in the corresponding 2004 period as a result of the approximate 6 percent dividend rate increase approved by the Board of Directors in December 2004, partially offset by a lower number of issued and outstanding shares. Through the first six months of 2005, the Company utilized $100 million to repurchase common stock under its share repurchase program, compared to $74.9 million in the first half of 2004.
As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance decreased $290.8 million from December 31, 2004 to $159.4 million at June 30, 2005.

(26)

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
AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2004, with the exception of the aforementioned repayment of senior notes and the execution of leaf tobacco purchases in connection with normal purchase contracts. Through June 30, 2005, the Company had executed $21.6 million in leaf tobacco purchases related to contracts outstanding at December 31, 2004. The Company is obligated to make payments totaling $60.2 million, primarily in the fourth quarter of 2005 and in the first quarter of 2006, for leaf tobacco to be used in the production of moist smokeless tobacco products.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

(27)

UST Inc.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In Jason Feurabend, et al. v. UST Inc., et al., Circuit Court, Milwaukee County, Wisconsin (Case No. 02CV007124), on May 10, 2004, the court granted plaintiffs’ motion for class certification, thereby certifying a class of indirect purchasers of defendants’ moist smokeless tobacco products in the State of Wisconsin from January 1990 to the date of certification. On July 15, 2004, the court stayed the case.
In Carlton Phelps, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court of Vermont, Orange County (No. 91-5-04 Decv), on May 24, 2005, the court dismissed the case with prejudice. The action was described in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
In Thomas K. Osborn, et al. v. United States Tobacco Company, et al., Supreme Court of the State of New York, County of Greene (Index No. 04-809), on June 1, 2005, the court dismissed the case with prejudice. The action was described in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
In Marvin D. Chance, Jr., on behalf of himself and all others similarly situated v. United States Tobacco Company, et al., District Court for Seward County, Kansas (Case No. 02-C-12), the Company entered into a Memorandum of Understanding on June 15, 2005. The Memorandum of Understanding proposes a settlement whereby adult consumers in Kansas and New York who (1) are of legal age to purchase tobacco and (2) purchased the Company’s moist smokeless tobacco products between January 1, 1990 and December 31, 2005 will be eligible to register for the settlement. The Company will provide each adult consumer who registers with coupons redeemable on future purchases of the Company’s moist smokeless tobacco products, in exchange for a release of any claim the adult consumer may have against the Company arising out of the indirect purchaser actions based on the Conwood decision. The Company has also agreed to pay administrative costs of the settlement and attorneys’ fees.
In Matthew Vassallo, et al. v. United States Tobacco Company, et al., Circuit Court of the 11th Judicial District, Miami-Dade County, Florida (Case No.: 02-28397 CA-20), on July 12, 2005 plaintiffs’ counsel served papers that seek to convert this purported class action into an individual action on behalf of a single plaintiff.
In Charles Swanson, et al. v. United States Tobacco Company, et al., Circuit Court of Cook County, Illinois, County Department, Chancery Division (No. 97CH004873), the Company has reached an agreement to resolve this action based on the resolution of the claims of the two named plaintiffs whereby the Company has agreed to pay attorneys’ fees and other expenses. On August 2, 2005, the Court entered a Stipulation and Order of Dismissal with Prejudice, thereby dismissing this matter.
In Aaron Hill, et al. v. United States Tobacco Company, et al., Superior Court of Maine, York County (No. CV-04-006), on July 19, 2005, the Court dismissed the case without prejudice. The action was described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2003.

(28)

UST Inc.
PART II. — OTHER INFORMATION (continued)
ITEM 1. LEGAL PROCEEDINGS (continued)
On July 28, 2005, the Company was served in an action filed in Superior Court of California, County of San Diego entitled People of the State of California, ex rel. Bill Lockyer, Attorney General of the State of California v. U.S. Smokeless Tobacco Company (Case No.GIC851376). The complaint alleges that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA. The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended June 30, 2005:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
	Total	Average	Purchased as	Purchased
	Number of	Price	Part of the	Under the
	Shares	Paid Per	Repurchase	Repurchase
Period	Purchased	Share	Programs (1)	Programs (1)

April (4/1/2005 — 4/30/2005)	310,400	$51.13	310,400	20,385,689
May (5/1/2005 — 5/31/2005)	370,850	$44.59	370,850	20,014,839
June (6/1/2005 — 6/30/2005)	389,100	$45.34	389,100	19,625,739

Total	1,070,350	$46.76	1,070,350

(1)	In October 1999, the Company authorized a program to repurchase shares of its outstanding common stock up to a maximum of 20 million shares. In December 2004, the Company’s Board of Directors authorized a new program to repurchase up to 20 million additional shares of the Company’s outstanding common stock, to begin once the maximum repurchases of 20 million shares under the previous program had been completed. Share repurchases under this new program commenced in June 2005.

(29)

UST Inc.
PART II. — OTHER INFORMATION (continued)
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

(30)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc. (Registrant)
Date August 4, 2005	/s/ ROBERT T. D’ALESSANDRO
Robert T. D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JAMES D. PATRACUOLLA
James D. Patracuolla
Vice President and Controller (Principal Accounting Officer)

(31)