Form 10-Q
period 2005-09-30
UST INC
filed 2005-11-03
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Common shares ($.50 par value) outstanding at September 30, 2005  163,569,847

UST Inc.
(“Registrant” or the “Company”)

(1)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004

	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$161,419	$450,202
Short-term investments	50,000	60,000
Accounts receivable	49,650	41,462
Inventories:
Leaf tobacco	177,777	205,646
Products in process	167,213	208,935
Finished goods	171,407	134,662
Other materials and supplies	19,043	17,917

Total inventories	535,440	567,160
Deferred income taxes	23,960	29,597
Assets held for sale	17,030	—
Prepaid expenses and other current assets	25,692	24,712

Total current assets	863,191	1,173,133
Property, plant and equipment, net	419,519	421,848
Other assets	54,636	64,502

Total assets	$1,337,346	$1,659,483

Liabilities and Stockholders’ Equity:
Current liabilities:
Current portion of long-term debt	$—	$300,000
Accounts payable and accrued expenses	181,661	226,281
Income taxes payable	40,716	66,003
Litigation liability	18,494	26,589

Total current liabilities	240,871	618,873
Long-term debt	840,000	840,000
Postretirement benefits other than pensions	86,197	81,874
Pensions	100,954	95,052
Deferred income taxes	—	9,645
Other liabilities	3,527	4,474
Contingencies (see note)	—	—

Total liabilities	1,271,549	1,649,918

Stockholders’ equity:
Capital stock(1)	103,686	105,777
Additional paid-in capital	940,551	885,049
Retained earnings	443,273	492,800
Accumulated other comprehensive loss	(17,937)	(19,911)

	1,469,573	1,463,715
Less treasury stock - 43,802,578 shares in 2005 and 46,948,011 shares in 2004	1,403,776	1,454,150

Total stockholders’ equity	65,797	9,565
Total liabilities and stockholders’ equity	$1,337,346	$1,659,483

(1) Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 207,372,425 shares in 2005 and 211,554,946 shares in 2004. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.
Note:	The condensed consolidated statement of financial position at December 31, 2004 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$456,830	$462,023	$1,377,473	$1,359,992

Costs and expenses:
Cost of products sold	97,892	92,155	284,052	260,717
Excise taxes	12,619	12,534	36,889	35,882
Selling, advertising and administrative	123,121	124,789	392,119	375,498
Antitrust litigation	—	—	12,529	—

Total costs and expenses	233,632	229,478	725,589	672,097

Operating income	223,198	232,545	651,884	687,895
Interest, net	11,215	18,604	39,583	57,561

Earnings from continuing operations before income taxes	211,983	213,941	612,301	630,334
Income tax expense	79,749	80,563	221,710	220,485

Earnings from continuing operations	132,234	133,378	390,591	409,849
Loss from discontinued operations (including income tax (benefit)/expense of ($174) and $2,316, respectively)	—	(326)	—	(7,215)

Net earnings	$132,234	$133,052	$390,591	$402,634

Net earnings per basic share:
Earnings from continuing operations	$.81	$.81	$2.38	$2.48
Loss from discontinued operations	—	—	—	(.04)

Net earnings per basic share	$.81	$.81	$2.38	$2.44

Net earnings per diluted share:
Earnings from continuing operations	$.80	$.80	$2.35	$2.46
Loss from discontinued operations	—	—	—	(.04)

Net earnings per diluted share	$.80	$.80	$2.35	$2.42

Dividends per share	$.55	$.52	$1.65	$1.56

Average number of shares:
Basic	163,749	165,024	164,359	165,243
Diluted	165,073	166,368	166,093	166,568
See notes to condensed consolidated financial statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net earnings	$390,591	$402,634
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	32,954	31,303
Stock-based compensation expense	4,043	884
Loss on disposition of property, plant and equipment	2,629	1,303
Deferred income taxes	(6,700)	75,363
Changes in operating assets and liabilities:
Accounts receivable	(8,188)	30,543
Inventories	31,720	20,675
Prepaid expenses and other assets	9,671	1,732
Accounts payable, accrued expenses, pensions and other liabilities	(33,016)	(2,608)
Tax benefits from the exercise of stock options	15,649	10,104
Income taxes	(25,287)	51,748
Litigation liability	(8,095)	(208,909)

Net cash provided by operating activities	405,971	414,772

Investing Activities:
Short-term investments, net	10,000	(65,000)
Purchases of property, plant and equipment	(52,623)	(37,655)
Dispositions of property, plant and equipment	3,183	263

Net cash used in investing activities	(39,440)	(102,392)

Financing Activities:
Repayment of debt	(300,000)	—
Proceeds from the issuance of stock	66,382	77,164
Dividends paid	(271,647)	(258,142)
Stock repurchased	(150,049)	(112,432)

Net cash used in financing activities	(655,314)	(293,410)

(Decrease) increase in cash and cash equivalents	(288,783)	18,970
Cash and cash equivalents at beginning of year	450,202	433,040

Cash and cash equivalents at end of the period	$161,419	$452,010

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$238,672	$87,264
Interest	61,650	74,850
See notes to condensed consolidated financial statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after the elimination of intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation. Operating results for the three and nine month periods ended September 30, 2005, respectively, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 Form 10-K”).
In connection with the transfer of the Company’s cigar operation to a smokeless tobacco competitor in June of 2004, pursuant to an agreement to resolve an antitrust action, the results for the cigar operation are presented as Discontinued Operations in the condensed consolidated statement of operations for the three and nine months ended September 30, 2004.
ACCOUNTING PRONOUNCEMENTS
In June 2005, the Financial Accounting Standards Board issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 154 (“Statement 154”), Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Accounting Principles Board (“APB”) Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 or the Company’s first quarter ended March 31, 2006. The Company does not expect the adoption of Statement 154 to have a material impact on its condensed consolidated financial statements.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
ACCOUNTING PRONOUNCEMENTS (Continued)
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), or “Statement 123(R)”, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. The approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure, as allowed under Statement 123, will no longer be an alternative.
In April 2005, the Securities and Exchange Commission (“SEC”) announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The SEC’s new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. At the present time, the Company plans to adopt Statement 123(R) for the period beginning January 1, 2006.
As permitted by Statement 123, the Company currently accounts for share-based payments to employees and non-employee directors using the intrinsic value-based method prescribed in APB Opinion No. 25. The Company grants stock options with exercise prices equal to the respective grant date’s fair market value and, as such, recognizes no compensation cost for such stock options. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact that the adoption of Statement 123(R) will have on its consolidated results of operations, financial position and cash flows.
In December 2004, the FASB issued Staff Position (“FSP”) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“the Jobs Creation Act”) and FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 requires that the tax deduction provided under the Jobs Creation Act for income attributable to qualified domestic production activities be accounted for as a special deduction under SFAS No. 109. This special deduction is recognized under SFAS No. 109 as it is earned. For the third quarter and first nine months of 2005, the Company recognized a tax benefit related to a deduction attributable to qualified domestic production activities. FSP 109-2 provides that additional time beyond the financial reporting period of enactment should be allowed to evaluate the effect of the Jobs Creation Act on a company’s plan for repatriation or reinvestment of foreign earnings, unless the company has recognized a deferred tax liability for some or all of its unremitted foreign earnings. The Company has evaluated the effects of the repatriation provision and, at this time, does not expect that such provision will have a material impact on its condensed consolidated financial statements.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CAPITAL STOCK
The Company repurchased 1,165,592 shares of outstanding common stock at a cost of approximately $50 million during the quarter ended September 30, 2005. During the first nine months of 2005, the Company repurchased 3,191,842 shares of outstanding common stock at a cost of approximately $150 million of which 64,000 shares were repurchased at prevailing market prices directly from the trust established for the Company’s qualified defined benefit pension plans. Of the total shares repurchased in the nine months ended September 30, 2005, 1,651,989 shares were repurchased pursuant to the Company’s authorized program, approved in October 1999, to repurchase its outstanding common stock up to a maximum of 20 million shares. Repurchases under this program resulted in a total cost of $646.2 million. In December 2004, the Company’s Board of Directors authorized a new program under which the Company may repurchase up to 20 million additional shares of its outstanding common stock. As of September 30, 2005, 1,539,853 shares have been repurchased at a cost of approximately $67 million under the new program.
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
STOCK-BASED COMPENSATION
In accordance with Statement 123, the Company accounts for its employee stock compensation plans using the intrinsic value-based method prescribed by APB Opinion No. 25. Stock-based compensation expense recognized in the condensed consolidated statement of operations in the third quarter and first nine months of 2005 is related to restricted stock units and restricted stock awarded to employees, as well as to common stock and restricted stock awarded to non-employee directors. Stock-based compensation expense recorded in the third quarter and first nine months of 2004 related to restricted stock awarded to both employees and non-employee directors, and restricted stock units awarded to employees.

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
STOCK-BASED COMPENSATION (Continued)
Consistent with the method described in Statement 123, if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under its plans, net earnings and earnings per share would have been reduced to the pro forma amounts indicated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings:
As reported	$132,234	$133,052	$390,591	$402,634
Add:
Total stock-based compensation expense included in reported net income, net of related tax effect	560	417	2,628	574
Deduct:
Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effect	(1,610)	(1,502)	(5,031)	(3,762)

Pro forma	$131,184	$131,967	$388,188	$399,446

Basic earnings per share:
As reported	$.81	$.81	$2.38	$2.44
Pro forma	$.80	$.80	$2.36	$2.42
Diluted earnings per share:
As reported	$.80	$.80	$2.35	$2.42
Pro forma	$.80	$.79	$2.34	$2.40
Certain of the stock awards granted to employees, including options and restricted stock grants, contain a provision for the acceleration of vesting of unvested shares upon an employee’s retirement. Under Statement 123(R), for similar awards granted subsequent to January 1, 2006, the Company must revise its expense recognition approach to record the cost of awards to retirement-eligible employees over shorter of the original award’s vesting period or the period remaining up to the employee’s retirement eligibility date. The Company does not anticipate that the retirement eligibility provision under Statement 123(R), once effective, will have a material impact on its results of operations. Furthermore, had the Company historically recognized stock-based compensation cost for retirement-eligible employees under this accelerated method, the difference in pro forma stock-based compensation expense, net of tax, for each of the periods presented above, would not have been material.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003), the following provides the components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004, respectively:

			Postretirement Benefits
	Pension Plans		Other than Pensions
Three months ended September 30,	2005	2004	2005	2004

Service cost	$4,425	$4,025	$1,417	$1,140
Interest cost	6,934	6,809	1,433	1,199
Expected return on plan assets	(6,055)	(5,854)	—	—

Amortization of unrecognized transition obligation	(2)	(2)	—	—
Amortization of prior service cost	—	(11)	(703)	(1,091)
Recognized actuarial loss	1,356	1,587	191	27

Net periodic benefit cost	$6,658	$6,554	$2,338	$1,275

			Postretirement Benefits
	Pension Plans		Other than Pensions
Nine months ended September 30,	2005	2004	2005	2004

Service cost	$13,952	$12,755	$4,297	$3,648
Interest cost	21,874	21,013	4,107	3,740
Expected return on plan assets	(19,101)	(17,795)	—	—

Amortization of unrecognized transition obligation	(6)	(6)	—	—
Amortization of prior service cost	(1)	(33)	(1,774)	(3,370)
Recognized actuarial loss	4,277	5,301	763	261

Net periodic benefit cost	$20,995	$21,235	$7,393	$4,279

The Company expects that contributions to its non-qualified defined benefit pension plans will total approximately $5.8 million in 2005.
(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
EMPLOYEE BENEFIT PLANS (continued)
In October 2005, the Company announced that its postretirement medical plan will no longer include prescription drug coverage, effective January 1, 2006, for Medicare-eligible retirees or their Medicare-eligible spouses or dependents. This plan amendment was adopted in light of Medicare Part D, which will provide prescription drug coverage under Medicare to those retirees, and their spouses and dependents, affected by the plan amendment. In accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, the impact of this negative plan amendment, as well as the impact of other amendments to retiree health and welfare plans communicated in the October announcement, will be recognized beginning in the fourth quarter of 2005 and over the estimated remaining service period. The impact of these amendments on the Company’s 2005 statement of operations and statement of financial position are not expected to be material.
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
(10)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
INCOME TAXES (Continued)
Results for the third quarter of 2004 reflect a net reversal of income tax accruals of $1.1 million, net of federal income tax benefit. Results for the nine month period include net reversals of income tax accruals of $8.7 million and $20 million, net of federal income tax benefit, for the first nine months of 2005 and 2004, respectively. Adjustments to income tax accruals are in part due to changes in facts and circumstances, including the settlement of various income tax audits by the IRS and other taxing authorities and lapses of statutes of limitation. The Company’s effective tax rate decreased slightly to 37.6 percent for the third quarter of 2005 from 37.7 percent for the third quarter of 2004. The Company’s effective tax rate increased to 36.2 percent for the first nine months of 2005 from 35 percent for the first nine months of 2004, primarily as a result of the higher level of accrual reversals in 2004. Additionally, the effective tax rate in both 2005 periods was lowered by the effect of a tax deduction available for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004 and is accounted for under FSP 109-1.
SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$383,428	$396,369	$1,173,087	$1,182,759
Wine	63,184	56,822	173,475	150,360
All Other Operations	10,218	8,832	30,911	26,873

Net sales	$456,830	$462,023	$1,377,473	$1,359,992

Operating Profit:
Smokeless Tobacco	$216,495	$229,503	$636,079	$681,159
Wine	9,523	6,152	24,562	18,243
All Other Operations	3,658	3,052	11,194	7,550

Operating profit	229,676	238,707	671,835	706,952
Corporate expenses	(6,478)	(6,162)	(19,951)	(19,057)
Interest, net	(11,215)	(18,604)	(39,583)	(57,561)

Earnings from continuing operations before income taxes	$211,983	$213,941	$612,301	$630,334

(11)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEGMENT INFORMATION (Continued)
The Company’s identifiable assets by reportable segment as of September 30, 2005 did not change significantly from amounts appearing in the December 31, 2004 Consolidated Segment Information (See the 2004 Form 10-K), with the exception of Corporate assets, which reflect a decrease in cash and cash equivalents primarily related to the $300 million repayment of long-term senior notes, which matured in March 2005.
ASSETS HELD FOR SALE
The Company’s two corporate aircraft separately met the criteria to be considered held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets during the second quarter of 2005. As each aircraft’s net carrying value was lower than the corresponding estimated fair value less costs to sell, there was no impairment charge recorded upon the decision to replace the aircraft. Accordingly, the total net carrying value of the aircraft of $17 million represents “assets held for sale” on the consolidated statement of financial position at September 30, 2005, reflecting the balance that was reclassified from “property, plant and equipment.” Depreciation on the aircraft ceased during the second quarter of 2005.
NET EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had the potential dilutive shares of common stock been issued. The dilutive effect of outstanding options, restricted stock and restricted stock units is reflected in diluted earnings per share by applying the treasury stock method under SFAS No. 128, Earnings per Share. Under the treasury stock method, an increase in the fair value of the Company’s common stock can result in a greater dilutive effect from outstanding options, restricted stock and restricted stock units. Furthermore, the exercise of options and the vesting of restricted stock and restricted stock units can result in a greater dilutive effect on earnings per share.
(12)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
EARNINGS PER SHARE (Continued)
The following table presents the computation of basic and diluted net earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Numerator:
Earnings from continuing operations	$132,234	$133,378	$390,591	$409,849
Loss from discontinued operations, net	—	(326)	—	(7,215)

Net earnings	$132,234	$133,052	$390,591	$402,634

Denominator:
Denominator for basic earnings per share – weighted-average shares	163,749	165,024	164,359	165,243
Dilutive effect of stock-based awards	1,324	1,344	1,734	1,325

Denominator for diluted earnings per share	165,073	166,368	166,093	166,568

Net earnings per basic share:
Earnings from continuing operations	$.81	$.81	$2.38	$2.48
Loss from discontinued operations	—	—	—	(.04)

Net earnings per basic share	$.81	$.81	$2.38	$2.44

Net earnings per diluted share:
Earnings from continuing operations	$.80	$.80	$2.35	$2.46
Loss from discontinued operations	—	—	—	(.04)

Net earnings per diluted share	$.80	$.80	$2.35	$2.42

Options to purchase approximately nine thousand shares and 1.6 million shares of common stock outstanding as of September 30, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share for both the third quarter and nine month comparisons because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.
COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the third quarter of 2005 and 2004, total comprehensive income, net of taxes, amounted to $133.5 million and $133.1 million, respectively. For the first nine months of 2005 and 2004, total comprehensive income, net of taxes, amounted to $392.6 million and $403.5 million, respectively.
(13)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DISCONTINUED OPERATIONS
On June 18, 2004, the Company completed the transfer of its cigar operation to a smokeless tobacco competitor in connection with the resolution of an antitrust action. Prior to the transfer, the cigar operation had been included within All Other Operations for segment reporting purposes. As a result of the transfer, the results of this operation are reflected within Discontinued Operations for the 2004 periods presented on the condensed consolidated statement of operations. Cigar operations for the third quarter of 2004 resulted in a net loss from discontinued operations of $0.3 million, which included an income tax benefit of $0.2 million. For the first nine months of 2004, cigar operations resulted in net sales of $4.2 million and a net loss from discontinued operations of $7.2 million, which included income tax expense of $2.3 million.
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
The Company is named in an action in Florida brought by an individual plaintiff against various smokeless tobacco manufacturers including the Company and other organizations for personal injuries, including cancer, leukoplakia, oral lesions, gum loss, and other injuries allegedly resulting from the use of the Company’s smokeless tobacco products. Plaintiff also claims nicotine “addiction” and seeks unspecified compensatory damages and certain equitable and other relief, including but not limited to, medical monitoring.
(14)

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
(15)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
CONTINGENCIES (Continued)
The Company has been named as a defendant in a number of purported class actions brought by indirect purchasers (consumers and retailers) and class actions brought by indirect purchasers of its moist smokeless tobacco products in the states of California, Kansas, Massachusetts and Wisconsin. As indirect purchasers of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of California, Kansas, Massachusetts and Wisconsin, that the Company has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 per class member or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects. The Company reached a settlement (“Settlement”), which has been approved by the court, to resolve a significant number of the indirect purchaser actions. The jurisdictions covered by the settlement are identified in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004. Pursuant to the approved Settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the settlement and plaintiffs’ attorneys’ fees. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the Settlement on substantially similar terms. In this regard, the Company continues to make progress. In June 2005, the Company entered into a memorandum of understanding to resolve the Kansas class action and the New York action. For additional details, see “Item I. Legal Proceedings” in Part II. Other Information in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005. In August 2005, the Company entered into a Settlement Agreement to resolve the Kansas class action and the New York action. The Settlement Agreement has been preliminarily approved by the court. The Company has resolved indirect purchaser actions in approximately 80 percent of the states in which they were filed. The Company recorded a charge of $40 million in 2003, which represented its best estimate at the time of the total costs to resolve indirect purchaser actions. In the second quarter of 2005, the Company recorded a $12.5 million charge related to costs to resolve, subject to court approval, certain states’ indirect purchaser actions less favorably than originally anticipated. At September 30, 2005, the liability associated with the resolution of these indirect purchaser actions decreased to $16.4 million from $23.6 million at December 31, 2004, predominantly as a result of the payment of plaintiffs’ attorneys’ fees, as well as actual coupon redemption and administrative costs, partially offset by the charge recorded in the second quarter of 2005.
(16)

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
OTHER MATTERS
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. Under the Tobacco Reform Act, the Secretary of Agriculture will impose quarterly assessments on tobacco manufacturers and importers, not to exceed $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary will be impacted by a number of factors affecting the allocation, as defined in the Tobacco Reform Act. These quarterly assessments will be used to fund a trust to compensate tobacco quota farmers in lieu of the repealed federal support program. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. The Company recognized charges of approximately $1.4 million and $3.5 million in the third quarter and first nine months of 2005, respectively, associated with the assessments required by the Tobacco Reform Act. Payments related to the Tobacco Reform Act of approximately $3.6 million have been made through September 30, 2005.
(17)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
OTHER MATTERS (Continued)
On March 15, 2004, the Company announced the following in connection with certain antitrust actions filed against it: (1) the resolution of an antitrust action brought by a smokeless tobacco competitor, (2) a court-approved agreement for a proposed resolution of antitrust actions by indirect purchasers in certain states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action required the Company to pay $200 million, which was paid on March 16, 2004, and transfer its cigar operation to the smokeless tobacco competitor, which occurred on June 18, 2004. The settlement of the indirect purchaser actions covered by the subject agreement requires the Company to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. For further details, see the Other Matters note to the consolidated financial statements in the 2004 Form 10-K and the Discontinued Operations note included herein.
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
OVERVIEW
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is a leading manufacturer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Rooster, Red Seal and Husky. Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally under labels such as Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden, and Red Diamond, and under the Domaine Ste. Michelle label for sparkling wine.
The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are not included in these two segments and are reported under All Other Operations.
The Company’s objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults and by being competitive in every moist smokeless tobacco category segment. Over the past several years, industry trends have shown that some adult consumers have migrated from premium brands to brands in the price value and sub-price value segments. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult consumers, primarily smokers, as approximately every 1 percent of adult smokers who convert to moist smokeless tobacco represents a 10 percent increase in the segment’s adult consumer base, and consumer research indicates that the majority of new adult consumers enter the category in the premium segment. In addition to advertising initiatives focused on category growth, in 2004 the Company initiated a direct mail program to over one million adult smokers and began an advertising campaign to promote the convenience of smokeless tobacco relative to cigarettes. As a result of its success in 2004, the direct mail program was repeated in 2005. While the Company remains committed to its category growth initiatives, it is also focused on efforts to increase adult consumer loyalty within the premium segment of the moist smokeless tobacco category. These efforts are designed to deliver value to these adult consumers through promotional spending and other price-focused initiatives. Also crucial to the Smokeless Tobacco segment’s success is product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years.
(19)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Consistent with the Wine segment’s strategic vision, the Company is focused on becoming a leader in the ultra-premium wine segment, to elevate Washington state wines to the quality and prestige of the top wine regions of the world, and to be known for superior products, innovation and customer focus. The environment in which the Company’s Wine segment operates is very competitive, and has been subject to recent industry consolidation. Additionally, changes in the supply of grapes, as well as changes in consumer preferences, have affected and may continue to affect this environment. The impact of industry-wide grape oversupply, which arose as the result of increased vineyard plantings in the late 1990’s, has begun to subside, primarily due to increased consumption, small vintages and reduced vineyard acreage and plantings. In addition, recent data indicate that adult per capita wine consumption in the United States is at an all-time high, and that the wine category is expanding more rapidly than the other segments of the alcohol beverage industry. In order to continue to succeed in this growing category, the Company remains committed to the continued expansion of its sales force and category management staff to broaden the distribution of its wine in the domestic market, especially in certain account categories such as restaurants. Sustained growth in the Company’s Wine segment will also be dependent on the successful introduction of new products and extension of existing product lines.
RESULTS OF OPERATIONS — THIRD QUARTER AND FIRST NINE MONTHS OF 2005
COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF 2004
CONSOLIDATED RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$456,830	$462,023	$1,377,473	$1,359,992
Net earnings	132,234	133,052	390,591	402,634
Basic earnings per share	.81	.81	2.38	2.44
Diluted earnings per share	.80	.80	2.35	2.42
Consolidated net sales and consolidated net earnings for the third quarter of 2005 were $456.8 million, and $132.2 million, respectively, which reflected 1.1 percent and 0.6 percent decreases, respectively, from the corresponding 2004 period. Consolidated net sales for the first nine months of 2005 were $1.38 billion, which resulted in a 1.3 percent increase from the corresponding 2004 period, while consolidated net earnings for the 2005 period of $390.6 million represented a 3 percent decrease from the corresponding 2004 period.
For the third quarter of 2005, the consolidated net sales decrease was primarily due to a decrease in moist smokeless tobacco net unit volume. Higher selling prices for premium moist smokeless tobacco products, improved case volume for premium wine, and increased international sales of moist smokeless tobacco products served to partially offset the impact of lower moist smokeless tobacco unit volume and an unfavorable change in overall moist smokeless tobacco product mix for the third quarter of 2005, and more than offset lower unit volume results for the nine month period of 2005, resulting in the increase in year-to-date consolidated net sales.
(20)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The decreases in comparative consolidated net earnings for both the third quarter and first nine months of 2005 were primarily due to higher cost of products sold, while the three month period was impacted by the unfavorable net sales variance, and the nine month period reflected higher selling, advertising and administrative (“SA&A”) expenses along with higher income tax expense. Consolidated net earnings were favorably impacted by lower net interest expense in both comparative periods, and by the favorable net sales variance for the nine month period. Results for the first nine months of 2005 also include the effects of a $12.5 million pre-tax charge recorded in connection with the settlement of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously reserved (see the Contingencies note to the condensed consolidated financial statements for additional details). The third quarter and first nine months of 2004 include a loss from discontinued operations associated with the transfer of the Company’s cigar operations to a smokeless tobacco competitor.
The consolidated gross margin decreased 3.1 percent to $346.3 million and 0.6 percent to $1.06 billion for the third quarter and first nine months of 2005, respectively, compared to the corresponding 2004 periods, primarily due to lower moist smokeless tobacco net unit volume, an unfavorable change in overall moist smokeless tobacco product mix and higher unit costs in the Smokeless Tobacco segment, partially offset by higher premium moist smokeless tobacco prices, higher Wine segment net sales and improved net sales in All Other Operations in both periods. The consolidated gross margin, as a percentage of net sales, declined to 75.8 percent and 76.7 percent for the third quarter and first nine months of 2005, respectively, from 77.3 percent for the third quarter of 2004 and 78.2 percent for the first nine months of 2004. A negative shift in overall moist smokeless tobacco product mix and higher unit costs for moist smokeless tobacco products, as well as higher case volume for wine, which sells at lower margins than smokeless tobacco products, were factors in the decline in both comparative periods. These decreases in gross margin percentage in both 2005 periods were partially offset by higher selling prices for premium moist smokeless tobacco products.
SA&A expenses decreased to $123.1 million in the third quarter and increased to $392.1 million in the first nine months of 2005, respectively, which represented a 1.3 percent decrease and a 4.4 percent increase from the respective corresponding 2004 periods. The decrease for the comparative third quarter was primarily due to lower direct and indirect selling and advertising expenses, as well as lower legal-related spending and the recovery of amounts due in connection with a bankrupt smokeless tobacco customer, partially offset by salaries and related costs in the Smokeless Tobacco segment. The increase in the comparative nine month period was primarily due to higher legal-related spending and other administrative expenses, as well as higher stock-based compensation costs, and for higher salaries and related costs, as well as for costs associated with retail shelving systems, in the Smokeless Tobacco segment. SA&A expenses for both 2005 periods reflected increased spending in the Wine segment for salaries and other costs related to its expanded sales force. Corporate expenses were slightly higher in both the third quarter and first nine months of 2005 compared to the corresponding 2004 periods.
(21)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. Outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $2.1 million and $11.5 million, respectively, for the third quarter and first nine months of 2005, compared to $2 million and $7.7 million in the corresponding 2004 periods.
The Company reported operating income of $223.2 million in the third quarter of 2005, representing 48.9 percent of consolidated net sales, compared to operating income of $232.5 million, or 50.3 percent of consolidated net sales, in the corresponding 2004 period. For the first nine months of 2005, the Company reported operating income of $651.9 million, representing 47.3 percent of consolidated net sales, compared to operating income of $687.9 million, or 50.6 percent of consolidated net sales, in the first nine months of 2004.
Net interest expense decreased 39.7 percent to $11.2 million and 31.2 percent to $39.6 million, respectively, in the third quarter and first nine months of 2005, primarily as a result of lower outstanding debt in both periods compared to corresponding 2004 periods, due to the repayment of senior notes which matured in March 2005. The net interest expense variance for both 2005 periods was also favorably impacted by higher income from cash equivalent investments, resulting from higher interest rates partially offset by lower levels of investments.
The Company recorded income tax expense on earnings from continuing operations of $79.7 million and $221.7 million in the third quarter and first nine months of 2005, respectively, compared to $80.6 million and $220.5 million in the comparative 2004 periods. Results for the third quarter of 2004 reflect a net reversal of income tax accruals of $1.1 million, net of federal income tax benefit. Results for the nine month period included net reversals of income tax accruals of $8.7 million and $20 million, net of federal income tax benefit, for the first nine months of 2005 and 2004, respectively. Adjustments to income tax accruals are in part due to changes in facts and circumstances, including the settlement of various income tax audits by the IRS and other taxing authorities and lapses of statutes of limitation. The Company’s effective tax rate decreased slightly to 37.6 percent for the third quarter of 2005 from 37.7 percent for the third quarter of 2004. The Company’s effective tax rate increased to 36.2 percent for the first nine months of 2005 from 35 percent for the first nine months of 2004, primarily as a result of the higher level of accrual reversals in 2004. Additionally, the effective tax rate in both 2005 periods was lowered by the effect of a tax deduction available for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004 and is accounted for under FSP 109-1.
(22)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Basic earnings per share were $.81 for the third quarter of 2005, which was flat to the comparative 2004 period, and $2.38 for the first nine months of 2005, which represented a 2.5 percent decrease from the corresponding 2004 amount. Diluted earnings per share were $.80 for the third quarter of 2005, which also was flat to the comparative 2004 period, and $2.35 for the first nine months of 2005, which represented a 2.9 percent decrease from the corresponding 2004 amount. Average basic shares outstanding were lower in both 2005 periods than in the similar 2004 periods, primarily as a result of an increase in share repurchases, which were accelerated in late 2004, partially offset by the exercise of stock options. Average diluted shares outstanding in the third quarter of 2005 were lower than those in the third quarter of 2004 due to the impact of the share repurchases and a lower level of outstanding options in 2005. Average diluted shares outstanding in the first nine months of 2005 were slightly lower than those in the corresponding 2004 period.
Net earnings for the third quarter and first nine months of 2004 included an after-tax loss of $0.3 million and $7.2 million, respectively, from discontinued operations. Discontinued operations reflect the results of the Company’s cigar operation, which was transferred to a smokeless tobacco competitor on June 18, 2004 in connection with an agreement to resolve an antitrust action. See the Discontinued Operations note to the condensed consolidated financial statements for additional details.
SMOKELESS TOBACCO SEGMENT

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$383,428	$396,369	$1,173,087	$1,182,759
Operating profit	216,495	229,503	636,079	681,159
Net sales for the Smokeless Tobacco segment in the third quarter and first nine months of 2005 decreased to $383.4 million and $1.17 billion, respectively, and accounted for 85.2 percent of the nine month period’s consolidated net sales. These net sales results for both 2005 periods reflected lower net unit volume for moist smokeless tobacco products, as well as an adverse shift in product mix, partially offset by higher selling prices for premium products. Net sales in both the third quarter and first nine months of 2005 also included lower cash discounts and lower sales incentive spending. The decrease in sales incentive spending in the third quarter of 2005 was primarily attributable to decreased costs associated with the Company’s performance-based customer incentive plan, the STEPS Rewards program, as a result of the decrease in net unit volume for smokeless tobacco products in the quarter. The nine month comparison reflects decreases in traditional trade discounting initiatives, primarily retail buydowns, as well as for the STEPS Rewards program, partially offset by higher coupon expenses. Overall, net unit volume for moist smokeless tobacco products decreased 3.1 percent and 2.2 percent in the third quarter and first nine months of 2005 to 156.3 million cans and 471.9 million cans, respectively, as compared to the corresponding 2004 periods. Sales of dry snuff products and tobacco seeds each accounted for less than one percent of segment net sales in both the third quarter and first nine months of 2005.
(23)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Unit volume results for both premium and price value products include net can sales for standard products, which consist of straight stock and on-pack products, along with can sales for pre-pack promotional products. Premium standard products also include value pack products. Straight stock refers to single cans of smokeless tobacco sold at wholesale list prices. On-pack products are single or multiple can packages sold at wholesale list prices accompanied by a free premium giveaway item, such as a multi-purpose tool or work gloves. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are premium two-can packages sold year-round at wholesale list prices that are lower than wholesale list prices for straight stock single-can premium products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time, such as “$1 off of a can of new product.”
Overall, net unit volume for premium products declined 6.2 percent and 4.7 percent in the third quarter and first nine months of 2005, respectively, compared to the corresponding 2004 periods. The Company believes that the premium unit volume comparison for the third quarter of 2005 to the third quarter of 2004 was unfavorably impacted by widening price gaps at retail between premium and price value products, as well as by a significant increase in unit volume in the third quarter of 2004 for wholesaler inventory replenishment of Skoal Long-Cut Apple Blend, due to overwhelming demand from its introduction in the second quarter of 2004. Significantly higher gasoline prices in the third quarter of 2005 compared to the third quarter of 2004 also had a negative impact on adult consumer purchasing power. The Company also believes a significant portion of the decrease in the nine month period was the result of some wholesale and retail customers increasing inventories in the fourth quarter of 2004 in advance of the January 1, 2005 price increase for premium products, with an estimated impact of approximately 3.7 million cans. In both 2005 periods, the decrease in premium net unit volume comprised of a reduction in straight stock volume, partially offset by an increase in net unit volume for value packs. Additionally, premium pre-pack promotional volume in both the third quarter and first nine months of 2005 fell slightly compared to the corresponding 2004 periods.
Net unit volume for price value products increased 22.7 percent and 17.7 percent in the third quarter and first nine months of 2005, respectively, compared to corresponding 2004 periods. Both 2005 periods included increased net unit volume of the Company’s sub-price value product, Husky, mainly due to its continued expansion. Straight stock and pre-pack promotional net unit volume for price value products increased in both the third quarter and first nine months of 2005, primarily related to Husky. Red Seal and Husky accounted for approximately 13.9 percent and 13.3 percent of total moist smokeless tobacco net unit volume in the third quarter and first nine months of 2005, respectively, as compared to 11 percent in each of the corresponding 2004 periods.
(24)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
As previously mentioned, the Company competes in the moist smokeless tobacco category by offering products in every category segment. As such, product innovation remains a crucial element of the Smokeless Tobacco segment’s success. The Company has launched successful new products in both the premium and price value product categories, despite aggressive price value competition within the moist smokeless tobacco category. Net can sales for the third quarter and first nine months of 2005 included approximately 19.5 million cans and 56 million cans, respectively, of new products launched within the last three years, representing 12.5 percent and 11.9 percent of the Company’s total moist smokeless tobacco net unit volume for the corresponding period. These new products included Skoal Long Cut Apple Blend, Skoal Long Cut Vanilla Blend, Skoal Long Cut Peach Blend, Skoal Wintergreen, Berry Blend, Mint and Apple Blend Pouches, Copenhagen Pouches, two Red Seal products and Husky products for both 2005 periods.
The Company’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the 26-week period ended September 3, 2005, total smokeless category retail shipments increased 4.3 percent over the similar prior year period, on a can-volume basis. The premium segment declined 5.2 percent, with the Company’s premium products down 4.6 percent. The value segments, which include price value and sub-price value, increased 25.3 percent during the same period, with the Company’s value segment products up 20.9 percent. The Company’s share of the total category declined 4 percentage points, to 65.5 percent, from the comparable prior year period. The Smokeless Tobacco category grew 3.1 percent on a revenue-share basis over the same 26-week period, based on retail pricing from ACNielsen applied to the period’s RAD-SVT shipment data. The Company’s revenue-share over the 26-week period was 76.8 percent, down 1.2 percentage points from the corresponding 2004 period.
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
Costs of products sold increased 4.3 percent and 5.2 percent in the third quarter and first nine months of 2005, respectively, compared to corresponding 2004 periods. The increases in both periods were primarily the result of higher unit costs and charges recorded in connection with the tobacco quota buyout legislation enacted late in 2004, of $1.4 million in the third quarter and $3.5 million in the nine month period. The third quarter and nine month comparisons were favorably impacted by a 2004 inventory write-down of $0.7 million and $2.5 million, respectively, at F.W. Rickard Seeds, Inc., a second-tier subsidiary. The increased moist smokeless tobacco unit costs were primarily the result of higher costs for certain packaging and production materials, and higher salaries and related costs for direct labor and overhead.
(25)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Gross margin for both the third quarter and first nine months of 2005 decreased compared to the corresponding periods in 2004, primarily as a result of the decrease in net unit volume for premium products, as well as by the aforementioned cost of products sold variance. The decreases in both periods were offset by higher selling prices and lower sales incentives for premium products in the respective periods. The gross margin percentage declined slightly to 82.4 percent for the third quarter of 2005 and 82.8 percent for the first nine months of 2005, as a result of these factors and a shift in product mix, which included higher net unit volume for price value products and lower net unit volume for premium products.
SA&A expenses decreased 2.7 percent in the third quarter, and increased 4.2 percent in the first nine months of 2005, compared to corresponding 2004 periods. Direct and indirect selling and advertising expenses decreased 0.6 percent for the third quarter of 2005 compared to the 2004 period, as lower advertising and sponsorship-related costs were partially offset by higher costs associated with trade promotional materials, direct marketing initiatives, and retail shelving systems, as well as by increased costs, including salaries and related costs, in support of smokeless tobacco category growth initiatives. The third quarter comparison was also favorably impacted by a recovery of amounts due in connection with a bankrupt smokeless tobacco customer. Direct and indirect selling and advertising expenses increased 2.4 percent for the first nine months of 2005 compared to the first nine months of 2004, primarily related to higher costs associated with retail shelving systems and direct marketing initiatives aimed at adult smokers, as well as increased costs including salaries and related costs, in support of smokeless tobacco category growth initiatives. The increase in the nine-month comparison was partially offset by lower advertising, trade promotional materials and sponsorship-related costs in 2005, as well as by the absence of costs associated with a customer alliance program that was replaced with the aforementioned STEPS Rewards program in early 2004. Administrative and other expenses decreased in the third quarter of 2005 as compared to the third quarter of 2004, primarily resulting from lower legal-related spending. Administrative and other expenses increased in the first nine months of 2005 compared to corresponding period in 2004, primarily as a result of higher legal-related spending and compensation costs.
Results for the Smokeless Tobacco segment for the first nine months of 2005 included the aforementioned pre-tax charge of $12.5 million recorded in connection with the settlement of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously reserved. See the Contingencies note to the condensed consolidated financial statements for additional details.
As a result of the aforementioned factors, segment operating profit decreased 5.7 percent to $216.5 million and 6.6 percent to $636.1 million in the third quarter and first nine months of 2005, respectively, compared to corresponding 2004 periods.
(26)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
WINE SEGMENT

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$63,184	$56,822	$173,475	$150,360
Operating profit	9,523	6,152	24,562	18,243
Wine segment net sales increased 11.2 percent to $63.2 million in the third quarter of 2005 and 15.4 percent to $173.5 million for the first nine months of 2005, versus the comparable 2004 periods, representing 12.6 percent of the nine month period’s consolidated 2005 net sales. The net sales increases in both periods were the result of increased premium case volume, with the third quarter up 13.9 percent and the nine month period up 15.6 percent versus the respective prior year periods. These volume improvements reflect the Company’s continued efforts to broaden distribution through the expansion of its sales force. Case volume for the Company’s two leading brands increased from comparable 2004 levels, with Chateau Ste. Michelle up 19.5 percent and 12.5 percent for the third quarter and nine month period, respectively, and Columbia Crest up 8.6 percent and 11.5 percent for the same periods, respectively. These two leading brands accounted for 76.8 percent and 75.9 percent of premium case volume in the third quarter and first nine months of 2005, respectively. The increases in net sales in both the third quarter and first nine months of 2005, comparatively, were also partially attributable to the success of Red Diamond, which experienced a significant increase in case volume in 2005, and to both 14 Hands and Distant Bay, two recently introduced products, along with certain product line extensions.
Segment cost of products sold in the third quarter and first nine months of 2005 increased 7.6 percent and 14.7 percent, respectively, from the comparable 2004 periods, primarily as a result of the increased case volume in each period. The gross margin percentage increased in both 2005 periods, primarily due to improved product mix, partially offset by increased case costs.
SA&A expenses increased 1.6 percent in the third quarter of 2005 and 7.6 percent in the first nine months of 2005, compared to the corresponding 2004 periods. Selling and advertising expenses increased in both periods predominantly as a result of higher spending in support of increased unit volume, trade relations and point of sale materials to promote new products, such as the Red Diamond, Distant Bay and 14 Hands. Indirect selling expenses in both periods increased primarily as a result of higher salaries and related costs due to a continued sales force expansion aimed at broadening distribution of the Company’s wines throughout the domestic market. Administrative and other spending was lower in both the third quarter and the first nine months of 2005 compared to the corresponding 2004 periods, primarily due to a charge recorded in the third quarter of 2004 to write down the fair value of a property held for disposition, partially offset in the first nine months of 2005 by higher salary-related costs.
As a result of the above mentioned factors, Wine segment operating profit increased 54.8 percent to $9.5 million in the third quarter of 2005 and 34.6 percent to $24.6 million in the first nine months of 2005.
(27)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
ALL OTHER OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$10,218	$8,832	$30,911	$26,873
Operating profit	3,658	3,052	11,194	7,550
Net sales for All Other Operations increased 15.7 percent to $10.2 million and 15 percent to $30.9 million for the third quarter and first nine months of 2005, respectively. Net sales for All Other Operations accounted for 2.2 percent of consolidated net sales in the 2005 year-to-date period. The increase in net sales for both periods was primarily the result of higher unit volume for moist smokeless tobacco products sold by the Company’s international operations, mainly in Canada. In addition, the increase also included the impact of a favorable foreign exchange rate. All Other Operations reported an operating profit of $3.7 million and $11.2 million for the third quarter and first nine months of 2005, respectively, which represented corresponding increases of 19.9 percent and 48.3 percent from the comparative 2004 periods. The results for the cigar business, previously reported in All Other Operations, have been reflected as discontinued operations in 2004, and have therefore been eliminated from the comparisons detailed above.
OUTLOOK
For the year 2005, the Company anticipates diluted earnings per share in the range of $3.20 to $3.25. Consolidated operating income for the fourth quarter of 2005 is expected to increase slightly compared to the third quarter of 2005, with net earnings positively impacted by lower interest expense and income taxes.
As noted previously, the Company believes that its overall strategy of accelerating growth in the moist smokeless tobacco category by attracting adult smokers looking for an alternative to cigarettes is effective and will enhance the long-term success of the Company. However, the Company also believes that price value competition, exacerbated by higher gasoline prices, remains a challenge and continues to negatively affect premium moist smokeless tobacco net unit volume trends. Plans are currently being implemented to stabilize premium unit volume in 2006 and beyond. These plans include a significant increase in spending and a shift from a national to a state-by-state marketing focus, and are designed to dramatically increase loyalty to the Company’s premium brands and allow the Company’s category growth initiatives and continued participation in the price value segment to drive overall Smokeless Tobacco segment net unit volume growth.
(28)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The Company has concluded that it is in the best interest of its stockholders to remain in the Wine business for the foreseeable future. This decision was based on several positive factors, including the Wine segment’s recent operating successes, favorable demographics and the favorable sales trends for wine over other alcoholic beverages. As previously mentioned, the Company remains committed to the continued expansion of the Wine segment’s sales force and category management staff to broaden the distribution of its wine in the domestic market, especially in certain account categories such as restaurants. In addition, the Company’s strategy for sustained growth in the Wine segment will also be dependent on the successful introduction of new products and extension of existing product lines.
As a result of the aforementioned, the Company anticipates 2006 diluted earnings per share in the range of $3.00 to $3.14.
LIQUIDITY AND CAPITAL RESOURCES:

	Nine Months Ended
	September 30,
	2005	2004

Net cash provided by (used in):
Operating activities	$405,971	$414,772
Investing activities	(39,440)	(102,392)
Financing activities	(655,314)	(293,410)
For the first nine months of 2005, net cash provided by operating activities was $406 million compared to net cash provided by operating activities of $414.8 million in the first nine months of 2004. The primary source of cash in the first nine months of 2005 and 2004, respectively, was net earnings generated mainly by the Smokeless Tobacco segment. In the first nine months of 2005 the most significant uses of cash were for the payment of income taxes, and of accounts payable and accrued expenses incurred in the normal course of business, including purchases of leaf tobacco for use in moist smokeless tobacco products. The Company estimates that 2005 raw material inventory purchases for leaf tobacco will be lower than those in 2004, due to the impact of the Tobacco Reform Act, while grape purchases will approximate amounts expended in 2004. Net cash provided by operating activities in the first nine months of 2004 included the Company’s payment of the $200 million cash portion of the aforementioned antitrust litigation settlement with a smokeless tobacco competitor, as well as legal fees and other costs associated with the settlement of certain indirect purchaser antitrust actions, offset by net cash from operating activities of $623.7 million.
Net cash used in investing activities was $39.4 million in the first nine months of 2005, compared to net cash used in the first nine months of 2004 of $102.4 million. The 2005 amount included the net proceeds from the sale of certain short-term investments of $10 million. Conversely, the 2004 amount included net purchases of $65 million of such investments. Expenditures of $52.6 million and $37.7 million in the first nine months of 2005 and 2004, respectively, related to purchases of property, plant and equipment. The Company expects spending under the 2005 capital program to approximate $93.8 million, which will be partially offset by $23.4 million in anticipated proceeds from disposals of capital assets.
(29)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
For the first nine months of 2005, the Company’s net cash used in financing activities was $655.3 million, compared to $293.4 million during the similar 2004 period. The 2005 period includes the $300 million repayment of senior notes, which matured in March 2005. Proceeds from the issuance of stock decreased to $66.4 million in the first nine months of 2005, versus $77.2 million in the comparative 2004 period, primarily as a result of fewer stock options exercised in the 2005 period. Dividends paid during the first nine months of 2005 of $271.6 million were greater than the $258.1 million paid in the corresponding 2004 period as a result of the approximate 6 percent dividend rate increase approved by the Board of Directors in December 2004, partially offset by a lower number of issued and outstanding shares. Through the first nine months of 2005, the Company utilized $150 million to repurchase common stock under its share repurchase program, compared to $112.4 million in the first nine months of 2004.
As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance decreased $288.8 million from December 31, 2004 to $161.4 million at September 30, 2005.
The Company will continue to have significant cash requirements for the remainder of 2005, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.
AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2004, with the exception of the aforementioned repayment of senior notes and the execution of leaf tobacco purchases in connection with normal purchase contracts. Through September 30, 2005, the Company had executed $21.6 million in leaf tobacco purchases related to contracts outstanding at December 31, 2004. The Company is obligated to make payments totaling $60.2 million, primarily in the fourth quarter of 2005 and in the first quarter of 2006, for leaf tobacco to be used in the production of moist smokeless tobacco products.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk since December 31, 2004, other than from the impact of the aforementioned repayment of senior notes.
(30)

UST Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the direction of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has reviewed and evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO and CFO believe, as of the end of such period, that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2004 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by the Company, including forward-looking statements contained in this report.
(31)

UST Inc.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In Matthew Vassallo, et al. v. United States Tobacco Company, et al., Circuit Court of the 11th Judicial District, Miami-Dade County, Florida (Case No.: 02-28397 CA – 20), on July 12, 2005 plaintiffs’ counsel served papers that sought to convert this purported class action into an individual action on behalf of a single plaintiff. In connection with these papers, on August 15, 2005, the claims of two of the plaintiffs were voluntarily dismissed without prejudice. On October 18, 2005, defendants filed a motion to dismiss the claims of three additional plaintiffs. On October 31, 2005, the Court granted defendants’ motion to dismiss the three plaintiffs, without prejudice, thereby converting this action from a purported class action to an individual action on behalf of a single plaintiff.
In Marvin D. Chance, Jr., on behalf of himself and all others similarly situated v. United States Tobacco Company, et al., District Court for Seward County, Kansas (Case No. 02-C-12), on August 5, 2005, the Company entered into a Settlement Agreement to resolve the Kansas class action and the New York action (Thomas Osborn, et al. v. United States Tobacco Co. et al.). As part of the Settlement, plaintiff Chance amended his class action complaint to name both Chance and Osborn as plaintiffs and include, as part of the class, indirect purchasers who reside in either Kansas or New York and purchased the Company’s smokeless tobacco products from January 1, 1990 to August 9, 2005. On August 9, 2005, the court granted preliminary approval of the settlement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended September 30, 2005:

				Maximum
				Number of
			Total Number	Shares that
			of Shares	May Yet Be
	Total	Average	Purchased as	Purchased
	Number of	Price	Part of the	Under the
	Shares	Paid Per	Repurchase	Repurchase
Period	Purchased	Share	Programs (1)	Programs (1)

July (7/1/2005 — 7/31/2005)	252,500	$45.64	252,500	19,373,239
August (8/1/2005 — 8/31/2005)	462,692	$43.34	462,692	18,910,547
September (9/1/2005 — 9/30/2005)	450,400	$40.91	450,400	18,460,147

Total	1,165,592	$42.90	1,165,592

(1)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million additional shares of the Company’s outstanding common stock, to begin once the maximum repurchases of 20 million shares under the previous program had been completed. Share repurchases under this new program commenced in June 2005.
(32)

UST Inc.
PART II – OTHER INFORMATION (continued)
ITEM 6. EXHIBITS
Exhibit 3.2 — By-Laws adopted on December 23, 1986, amended and restated effective October 22, 1998 and amended effective August 4, 2005.
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
(33)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.

(Registrant)

Date: November 3, 2005	/s/ ROBERT T. D’ALESSANDRO

Robert T. D’Alessandro
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ JAMES D. PATRACUOLLA

James D. Patracuolla
Vice President and Controller
(Principal Accounting Officer)
(34)