Form 10-K
period 2005-12-31
UST INC
filed 2006-02-24
CIK 811669

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One) [X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 0-17506
UST Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1193986 (I.R.S. Employer Identification No.)
100 West Putnam Avenue Greenwich, Connecticut (Address of principal executive offices)	06830 (Zip Code)
(203) 661-1100 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock — $.50 par value	Name of each exchange on which registered New York Stock Exchange Pacific Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X]     No [ ]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]     No [X]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [X]
As of June 30, 2005, the aggregate market value of Registrant’s Common Stock, $.50 par value, held by non-affiliates of Registrant (which for this purpose does not include directors or officers) was $7,419,780,592.
As of February 14, 2006, there were 162,034,393 shares of Registrant’s Common Stock, $.50 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain pages of the Registrant’s 2006 Notice of Annual Meeting and Proxy Statement                              Part III

FORM 10-K

PART I

Item 1 — Business
General
UST Inc. was formed on December 23, 1986 as a Delaware corporation to serve as a new publicly-held holding company for United States Tobacco Company (“USTC”), which was formed in 1911. Pursuant to a reorganization approved by stockholders at the 1987 Annual Meeting, USTC became a wholly-owned subsidiary of UST Inc. on May 5, 1987, and UST Inc. continued in existence as a holding company. Effective January 1, 2001, USTC changed its name to U.S. Smokeless Tobacco Company (“USSTC”). UST Inc., through its direct and indirect subsidiaries (collectively “Registrant” or the “Company” unless the context otherwise requires), is engaged in the manufacturing and marketing of consumer products in the following business segments:

Smokeless Tobacco Products: The Company’s primary activities are the manufacturing and marketing of smokeless tobacco products.
Wine: The Company produces and markets premium varietal and blended wines.
All Other Operations: The Company’s international operations, which market moist smokeless tobacco, is included in all other operations.
Available Information
The Company’s website address is www.ustinc.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.
Operating Segment Data
The Company hereby incorporates by reference the consolidated Segment Information pertaining to the years 2003 through 2005 set forth herein on pages 62-63.

SMOKELESS TOBACCO PRODUCTS
Principal Products
The Company’s principal smokeless tobacco products and brand names are as follows:

Moist	COPENHAGEN, SKOAL LONG CUT, COPENHAGEN LONG CUT, SKOAL, RED SEAL, SKOAL POUCHES, HUSKY, SKOAL BANDITS, COPENHAGEN POUCHES, COPENHAGEN BLACK, ROOSTER
Dry	BRUTON, CC, RED SEAL
      Reports with respect to the health risks of tobacco products have been publicized for many years, and the sale, promotion and use of tobacco continue to be subject to increasing governmental regulation. In 1986, a Surgeon General’s Report reached the judgment that smokeless tobacco use “can cause cancer” and “can lead to nicotine dependence or addiction.” Also in 1986, Congress passed the Comprehensive Smokeless Tobacco Health Education Act of 1986, which requires the following warnings on smokeless tobacco packages and advertising: “WARNING: THIS PRODUCT MAY CAUSE MOUTH CANCER,” “WARNING: THIS PRODUCT MAY CAUSE GUM DISEASE AND TOOTH LOSS,” “WARNING: THIS PRODUCT IS NOT A SAFE ALTERNATIVE TO CIGARETTES.” In light of the scientific research taken as a whole, the Company does not believe that smokeless tobacco has been shown to be a cause of any human disease, but the Company does not take the position that smokeless tobacco is safe.
      Over the last several years, smokeless tobacco has been the subject of discussion in the scientific and public health community in connection with the issue of tobacco harm reduction. Tobacco harm reduction is generally described as a public health strategy aimed at reducing the health risks to cigarette smokers who have not quit and is frequently discussed in the context of proposals for an overall tobacco regulatory regime. It is reported that nearly 50 million adult Americans continue to smoke, and many have made repeated attempts to quit, including with the use of medicinal nicotine products. There has been an ongoing debate in the scientific and public health community as to what to do for these smokers. One idea that has been raised is to suggest that they switch completely to smokeless tobacco. Many believe that certain smokeless tobacco products pose significantly less risk than cigarettes and therefore could be a potential reduced risk alternative to cigarette smoking. There are others, however, who believe that there is insufficient scientific basis to encourage switching to smokeless tobacco and that such a strategy may result in unintended public health consequences.
      Data from some surveys indicate that at least 80% of smokers believe smokeless tobacco is as dangerous as cigarette smoking. The Company believes that adult cigarette smokers should be provided accurate and relevant information on these issues so that they may make informed decisions about tobacco products. This is especially so in light of data from some surveys that indicate that at least half of the approximately 50 million adult smokers are looking for an alternative. The Company believes that there is an opportunity for smokeless tobacco products to have a significant role in a tobacco harm reduction strategy.
      As indicated above, in 1986, federal legislation was enacted regulating smokeless tobacco products by, inter alia, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on any medium of electronic communications subject to the jurisdiction of the Federal Communications Commission. A federal excise tax was imposed in 1986, which was increased in 1991, 1993, 1997, 2000 and 2002. Also, in recent years, proposals have been made at the federal level for additional regulation of tobacco products including, among other things, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Similar proposals will likely be considered in the future.
      On August 28, 1996, the Food and Drug Administration (the “FDA”) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a “drug” and purporting to regulate smokeless tobacco products as a “medical device.” The Company and other smokeless tobacco manufacturers filed suit against the FDA seeking a judicial declaration that the FDA has no authority to regulate smokeless tobacco products. On March 21, 2000, the United States Supreme Court ruled that the FDA lacks jurisdiction to regulate tobacco products. Following this ruling, proposals for federal legislation for comprehensive regulation of tobacco products have been considered. Similar proposals will likely be considered in the future.
      Over the years, various state and local governments have continued to regulate tobacco products, including, among other things, the imposition of significantly higher taxes, increases in the minimum age to purchase tobacco products, sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and significant tobacco control media campaigns. Additional state and local legislative and regulatory actions will likely be considered in the future, including, among other things, restrictions on the use of flavorings. The Company is unable to assess the future effects these various actions may have on its smokeless tobacco business. The Company believes that any proposals for additional regulation at the federal, state or local level should recognize the distinct differences between smokeless tobacco products and cigarettes.
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
Raw Materials
Except as noted below, raw materials essential to the Company’s smokeless tobacco business are generally purchased in domestic markets under competitive conditions.
      The Company purchased all of its leaf tobacco from domestic suppliers in 2005, as it has for the last several years. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by the Company from domestic sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by the Company for a period of two to three years prior to their use.
      The Company or its suppliers purchase certain flavoring components from foreign sources, which are used in the Company’s smokeless tobacco products.
      At the present time, the Company has no reason to believe that future raw material requirements for its tobacco products will not be satisfied. However, the continuing availability and the cost of tobacco is dependent upon a variety of factors which cannot be predicted, including, but not limited to, weather, growing conditions, local planting decisions, overall market demands and other factors.
      In addition, with the enactment of the Tobacco Reform Act and its repeal of federal tobacco price support and quota programs, tobacco can be grown anywhere in the United States with no volume limitations or price protection or guarantees. As a result, the Tobacco Reform Act favorably impacted the Company’s cost of leaf tobacco purchases during the 2005 tobacco buying season. Grower contracting for the 2006 tobacco buying season is not yet complete; however, the Company believes that costs incurred for leaf tobacco purchases will approximate those incurred in 2005.
Working Capital
The principal portion of the Company’s operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for the manufacturing of smokeless tobacco products, to ensure an aging process of two to three years prior to use.
Customers
The Company markets its moist smokeless tobacco products throughout the United States principally to wholesalers and retail chain stores. Approximately 32 percent of the Company’s gross sales of tobacco products are made to four customers, one of which, McLane Co. Inc., a national distributor, accounts for approximately 15 percent of the Company’s consolidated revenue. The Company has maintained satisfactory relationships with its customers over the years and expects that such relationships will continue.
Competitive Conditions
The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than the Company and many smaller ones. The larger companies primarily concentrate on the manufacture and marketing of cigarettes. The Company is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, the Company competes actively with both larger and smaller companies in the marketing of its tobacco products. Competition also includes both domestic and international companies marketing and selling price-value and sub-price-value smokeless tobacco products. The Company’s principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, price, product recognition, product innovation and distribution.
Wine
The Company is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by the Company in the state of Washington and marketed and distributed throughout the United States. The Company also produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK. Approximately 48 percent of the Company’s wine segment gross sales are made to two distributors, neither of which accounts for more than approximately 32 percent of total wine segment gross sales. Substantially all wines are sold through state-licensed distributors with whom the Company maintains satisfactory relationships.
      It has been claimed that the use of alcohol beverages may be harmful to health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on alcohol beverages. Still wines containing not more than 14 percent alcohol by volume, such as the majority of the Company’s wines, are subject to a federal excise tax of $1.07 per gallon for manufacturers, such as the Company, that produce more than 250,000 gallons a year. In recent years, proposals have been made at the federal level for additional regulation of alcoholic beverages, including, but not limited to, increases in excise tax rates, modification of the required health warning notices and further regulation of advertising, labeling and packaging. Substantially similar proposals will likely be considered in 2006. Also in recent years, increased regulation of alcohol beverages by various states included, but was not limited to, the imposition of higher excise taxes and advertising restrictions. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 2006. The Company is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.
      The Company uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located in Washington and California and purchases bulk wine from other sources. Total grape tonnage harvested and purchased in 2005 is adequate to meet expected demand.

      The Company’s principal competition comes from many larger, well-established national and international companies, as well as many smaller wine producers. The Company’s principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising.
ALL OTHER OPERATIONS
All Other Operations consists of the Company’s international operations, which market moist smokeless tobacco products in select markets. Prior to June 18, 2004, All Other Operations also included a cigar operation which manufactured and marketed the premium cigar brands of DON TOMÁS, ASTRAL and HELIX. The cigar operation was transferred to a smokeless tobacco competitor on June 18, 2004, in connection with an agreement to resolve an antitrust action. Neither of the above, singly, constituted a material portion of the Company’s operations in any of the years presented.
ADDITIONAL BUSINESS INFORMATION
Environmental Regulations
Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.
Number of Employees
The Company’s average number of employees during 2005 was 5,111.
Trademarks and Patents
The Company markets its consumer products under a large number of trademarks and patents. All of the Company’s trademarks and patents either have been registered or applications therefor are pending with the United States Patent and Trademark Office.
Seasonal Business
No material portion of the business of any operating segment of the Company is seasonal.
Backlog of Orders
Backlog of orders is not a material factor in any operating segment of the Company.
Item 1A — Risk Factors
Set forth below is a description of certain risk factors which the Company believes may be relevant to an understanding of the Company and its businesses. Stockholders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. See “Cautionary Statement Regarding Forward-Looking Information” on page 32.

•	Company product sales are subject to economic conditions and other factors beyond the Company’s control.
The Company’s future results will be affected by the growth in the smokeless tobacco and wine marketplaces and the demand for the Company’s smokeless tobacco and wine products. Factors affecting demand for the Company’s products include, among other things, economic conditions and actions by competitors, as well as the cost of the products to consumers which, in turn, is affected, in part, by the Company’s costs in manufacturing such products and the excise taxes payable. Many of these factors are beyond the control of the Company which makes results of operations difficult to predict.

•	The tobacco industry is subject to governmental regulation and other restrictions. In particular, restrictions on tobacco marketing and advertising limit the options available to the Company to market smokeless tobacco products.
Advertising, promotion and brand building continue to play a key role in the Company’s business, with significant expenditure on programs to support key brands and to develop new products. As described above, in 1986, federal legislation was enacted regulating smokeless tobacco products by, among other things, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on any medium of electronic communications subject to the jurisdiction of the Federal Communications Commission. Since 1986, other proposals have been made at both the federal and state level for additional regulation of smokeless tobacco products. These proposals have included, among other things, increased regulation of the manufacturing and marketing of tobacco products by federal and state agencies (including, without limitation, the U.S. Food and Drug Administration), the requirement of additional warning notices, a ban or further restriction on advertising and promotion, ingredients and constituent disclosure requirements, restrictions on the use of flavorings, sampling bans or restrictions, increasing the minimum purchase age and the disallowance of advertising and promotion expenses as deductions under federal tax law. The regulatory environment in which the Company operates can also be affected by general social and political factors.
      Proposals for comprehensive federal regulation of tobacco products will continue to be considered. To date, the Company has opposed such proposals because they fail to completely recognize the distinct differences between smokeless tobacco and cigarettes. However, the Company would consider supporting such regulation if the proposed regulatory regime included the following components:

1.	a meaningful regulatory process whereby the agency could certify, based upon submissions by a manufacturer, that the use of smokeless tobacco involves significantly less adverse health effects than cigarette smoking;

2.	a meaningful regulatory process whereby the agency could approve, based upon the submission of a manufacturer, comparative risk communications to current adult users of tobacco products, e.g., cigarette smokers who do not quit and do not use medicinal nicotine products should switch completely to smokeless tobacco products; and

3.	a meaningful regulatory process whereby the severity of any provisions regarding regulation of ingredients, constituents, advertising, promotion and availability could be reduced for products that were classified on a continuum as involving less risk (e.g., less restrictive regulations for products classified as significantly reduced risk, such as smokeless tobacco).
      In addition to increased regulatory restrictions, the Company is subject to various marketing and advertising restrictions under the Smokeless Tobacco Master Settlement Agreement (the “STMSA”), which the Company entered into in 1998 with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated by various attorneys general. The Company is the only smokeless tobacco manufacturer to sign the STMSA. See “Item 1 — Business — Smokeless Tobacco Products — Principal Products.” The Company also receives from time to time inquiries from various attorneys general relating to the STMSA and other state regulations in connection with various aspects of the Company’s business. The Company is presently addressing inquiries related to the sale of its flavored smokeless tobacco products.
      Present regulations and any further regulations, depending on the nature of the regulations and their applicability to the Company and its future plans, could have an adverse effect on the Company’s ability to advertise, promote and build its brands and/or to promote and introduce new brands and products and, as such, have an adverse effect on its results of operations.

•	The excise taxes on smokeless tobacco products could affect consumer preferences and have an adverse effect on the sale of the Company’s products.
Smokeless tobacco products are subject to significant federal and state excise taxes, which may continue to increase over time. Any increase in the level of federal excise taxes or the enactment of new or increased state or local excise taxes would have the effect of increasing the cost of smokeless tobacco products to consumers and, as such, could affect the demand for, and consumption levels of, smokeless tobacco products in general and premium brands in particular. Furthermore, the current ad valorem method of taxation, which is utilized by most states, bases the amount of taxes payable on a fixed percentage of the wholesale price, as opposed to some states which tax premium and price value brands equitably based on weight. Therefore, the ad valorem method of taxation has the effect of increasing the taxes payable on premium brands to a greater degree than the taxes payable on price-value brands, which further exacerbates the price gap between premium and price-value brands. To the extent that any such actions adversely affect the sale of the Company’s products, such actions could have an adverse effect on the Company’s results of operations and cash flows.

•	The smokeless tobacco category is highly competitive and the Company’s volumes and profitability may be adversely affected by continued consumer down-trading from premium brands to price-value brands or by potential new entrants into the marketplace.
The Company faces significant competition in the smokeless tobacco category. The Company’s premium units sold has declined in recent years and remains susceptible to further decline. The Company recognizes the need to continue to grow the smokeless category and to promote brand loyalty to ensure continued growth in its results of operations.
      In light of this, the Company has been implementing plans to focus on the growth of the smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults and by promoting the convenience of smokeless tobacco relative to cigarettes to attract new adult consumers to the category. The Company has also been implementing plans to stabilize premium-priced brand sales volume through product innovation such as the introduction of new products, building and strengthening premium brand loyalty for premium brand consumers through various promotional programs and price-focused initiatives to provide improved value in price sensitive areas of the United States. However, while the Company believes that it is pursuing the right course of action, the Company cannot guarantee the success of these action plans. If the Company’s new business strategy is not successful, total premium units may continue to decline and its results of operations could be adversely affected.
      Additionally, there is always the possibility, especially if smokers continue to switch from cigarettes to smokeless tobacco products, that other major tobacco companies with substantial resources may test or enter the smokeless tobacco marketplace and introduce new products that are designed to compete directly with the Company’s products. While there is the possibility that such an action will have the effect of expanding the smokeless tobacco category, which could be beneficial to the Company, it is also possible that such action could be detrimental since it may require the Company to expend significant resources to maintain its premium unit volume. The Company cannot, at this time, predict with any certainty what effect, if any, such action would have on the Company and its results of operations.

•	The Company has ongoing payment obligations under the Fair and Equitable Tobacco Reform Act, the STMSA and other state settlement agreements.
In 2005, the Company incurred expenses of approximately $4.2 million, $14.8 million and $7.3 million, respectively, under the Fair and Equitable Tobacco Reform Act of 2004 (the “FETRA”), the STMSA and other state settlement agreements. The Company presently expects to continue to incur expenses under FETRA, the STMSA and other related settlement agreements. Based on information presently available to the Company, the Company does not anticipate that any increases in such expenses to be incurred in the future will have a material adverse effect on the Company. However, the amounts payable in the future cannot be predicted with certainty and may increase based upon, among other things, the relative share of the overall tobacco market held by smokeless tobacco and the Company’s share of the moist smokeless tobacco marketplace. It is also possible that the amounts payable under FETRA may be offset, in part, through reductions in the cost of tobacco, which may result from the competitive setting of prices expected to occur as a result of FETRA.

•	Fluctuations in the price and availability of tobacco leaf could adversely affect the Company’s results of operations.
Tobacco is the most important raw material in the manufacture of the Company’s smokeless tobacco products. The Company is not directly involved in the cultivation of tobacco leaf and is dependent on third parties to produce tobacco and other raw materials that it requires to manufacture its smokeless tobacco products. As with other agricultural commodities, the price of tobacco leaf tends to depend upon variations in weather conditions, growing conditions, local planting decisions, overall market demands or other factors. The Company’s inability to purchase tobacco leaf of the desired quality from U.S. suppliers on commercially reasonable terms, or an interruption in the supply of these materials, in the absence of readily available alternative sources, could have a negative impact on the Company’s business and its results of operations.

•	Fire, violent weather conditions and other disasters may adversely affect the Company’s operations.
A major fire, violent weather conditions or other disasters that affect the Company’s manufacturing facilities could have a material adverse effect on the Company’s operations. Although the Company believes it has adequate amounts of available insurance coverage and sound contingency plans for these events, a prolonged interruption in the Company’s manufacturing operations could have a material adverse effect on its ability to effectively operate its business.

•	The Company’s continuing ability to hire and retain qualified employees is important to the future success of the Company.
The environment in which the Company operates, as a smokeless tobacco company, presents challenges not faced by other consumer products companies. Accordingly, the continuing ability to hire and retain qualified employees who are capable of working in this challenging environment is critical to the Company’s success.

•	The Company is subject, from time to time, to smokeless tobacco and health litigation, which, if adversely determined, could subject the Company to substantial charges and liabilities.
The Company is currently subject to various legal actions, proceedings and claims arising out of the sale, use, distribution, manufacture, development, advertising, marketing and claimed health effects of its smokeless tobacco products. See “Item 3 — Legal Proceedings”. The Company believes, and has been so advised by counsel handling the respective cases, that it has a number of meritorious defenses to all such pending litigation. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, all such cases are, and will continue to be, vigorously defended. The Company believes that the ultimate outcome of such pending litigation will not have a material adverse effect on its consolidated financial results or its consolidated financial position. However, if plaintiffs in these actions were to prevail, the effect of any judgment or settlement could have a material adverse impact on the Company’s consolidated financial results in the particular reporting period in which any such litigation is resolved and, depending on the size of any such judgment or settlement, a material adverse effect on the Company’s consolidated financial position. In addition, similar litigation and claims relating to the Company’s smokeless tobacco products may continue to be filed against the Company in the future. An increase in the number of pending claims, in addition to the risks posed as to outcome, could increase the Company’s costs of litigating and administering product liability claims.

•	The Company could be subject to additional charges and liabilities as it seeks to resolve the remaining antitrust related lawsuits.
In March of 2000, in an action (“Conwood Litigation”) brought by one of the Company’s competitors, Conwood Company L.P., alleging violations of the antitrust laws, a significant verdict was rendered against the Company. See “Item 3 — Legal Proceedings”. Following the commencement of this lawsuit, actions were also brought on behalf of direct and indirect purchasers of the Company’s products. While the Company has paid the verdict and settled the actions brought on behalf of direct purchasers and many of the actions brought on behalf of indirect purchasers, a number of actions on behalf of indirect purchasers brought in a limited number of states are still ongoing. The Company intends to continue to pursue settlement of the remaining indirect purchaser actions on terms substantially similar to the settlements previously entered into by the Company in connection with other indirect purchaser actions. As discussed in “Item 3 — Legal Proceedings,” the Company believes that the ultimate outcome of these actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position. However, if plaintiffs were to prevail, beyond the amounts previously accrued, the effect of any judgment or settlement could have a material adverse impact on the Company’s consolidated financial results in the particular reporting period in which such action is resolved and, depending on the size of any such judgment or settlement, a material adverse effect on the Company’s consolidated financial position.

•	The Company’s wine business is subject to significant competition, including from many large, well-established national and international organizations.
While the Company believes that it is well positioned to compete based on the quality of its wines and the dedication of its workforce, its overall success may be subject to the actions of competitors in the wine category. Many of these competitors are large, well-established national and international companies with significant resources to support distribution and retail sales. In addition, sales of the Company’s wines can be affected by the quality and quantity of imports.

•	The Company’s wine business may be adversely affected by its ability to grow and/or acquire enough high quality grapes for its wines, which could result in a supply shortage. Conversely, the Company’s wine business may also be adversely impacted by grape and bulk wine oversupply.
The adequacy of the Company’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While the Company believes that it can grow and/or otherwise secure from independent growers sufficient regular supplies of high quality grapes, it cannot be certain that grape supply shortages will not occur. A shortage in the supply of wine grapes of appropriate quality could lead to an increase in the Company’s wine production costs. An increase in production cost could lead to an increase in the Company’s wine prices, which may ultimately have a negative impact on its sales.
      In cases of significant grape and bulk wine oversupply in the marketplace, the Company’s ability to increase or even sustain existing sales prices may be limited.
Item 1B — Unresolved Staff Comments
Not applicable.
Item 2 — Properties
All of the principal properties in the Company’s operations were utilized only in connection with the Company’s business operations. The Company believes that the properties described below at December 31, 2005 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity. All principal properties are owned by the Company.
Smokeless Tobacco Products
The Company owns and operates three principal smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; and Nashville, Tennessee.
Wine
The Company owns and operates nine wine-making facilities — seven in Washington state and two in California. In addition, it owns and operates vineyards in Washington state and California.
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
      In Matthew Vassallo v. United States Tobacco Company, et al., Circuit Court of the 11th Judicial District, Miami-Dade County, Florida (Case No.: 02-28397 CA-20), this action by an individual plaintiff against various smokeless tobacco manufacturers including the Company and certain other organizations alleges personal injuries, including cancer, oral lesions, leukoplakia, gum loss and other injuries allegedly resulting from the use of defendants’ smokeless tobacco products. Plaintiff also claims nicotine “addiction” and seeks unspecified compensatory damages and certain equitable and other relief, including, but not limited to, medical monitoring.
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
      In Kelly June Hill, Executrix and Fiduciary of the Estate of Bobby Dean Hill, et al. v. U.S. Smokeless Tobacco Company, Connecticut Superior Court, Judicial District of Stamford (Docket No. FST-X05-CV-05-4003788-S) this action was brought by a plaintiff individually, as Executrix and Fiduciary of the Estate of Bobby Dean Hill, and on behalf of their minor children for injuries, including “squamous cell carcinoma of the tongue”, allegedly sustained by decedent as a result of his use of the Company’s smokeless tobacco products. The Complaint also alleges “addiction” to smokeless tobacco. The Complaint seeks compensatory and punitive damages in excess of $15,000 and other relief.
      The Company believes, and has been so advised by counsel handling the foregoing cases, that it has a number of meritorious defenses to all such pending litigation. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, all such cases are, and will continue to be, vigorously defended.
Antitrust Litigation
The Company has entered into a settlement with indirect purchasers in the states of Arizona, Florida, Hawaii, Iowa, Maine, Michigan, Minnesota, Mississippi, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and West Virginia and in the District of Columbia (“Settlement”). Pursuant to the Settlements, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the Settlement and attorneys’ fees. The Company also intends to pursue settlement, on substantially similar terms, of other indirect purchaser actions not covered by the agreement.
      The Company also is named as a defendant in a number of purported class actions, as well as class actions in the states of California, Kansas, Massachusetts and Wisconsin. Each of these actions are brought by indirect purchasers (consumers and retailers) of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class. Plaintiffs in those actions allege that, individually and on behalf of putative class members or individually and on behalf of class members in the states of California, Kansas, Massachusetts and Wisconsin, the Company violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000, individually or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.

      The Company has also entered into a settlement to resolve the Kansas class action and the New York action which has been preliminarily approved by the court. (See Form 10-Q for the period ended September 30, 2005.)
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
Other Litigation
In People of the State of California, ex rel. Bill Lockyer, Attorney General of the State of California v. U.S. Smokeless Tobacco Company, Superior Court of California, County of San Diego (Case No. G1C851376), this action alleges that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA. The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt.
      The Company believes, and has been so advised by counsel handling the foregoing case, that it has a number of meritorious defenses. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, all such cases are, and will continue to be, vigorously defended.
Item 4 — Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
       (a) The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) and the Pacific Exchange, Inc. under the symbol “UST”. As of January 31, 2006, there were approximately 7,239 stockholders of record of the Company’s Common Stock. The table below sets forth the high and low sales prices of the Company’s Common Stock, as reported by the NYSE Composite Tape, and the cash dividends per share declared and paid in each quarter during fiscal years 2005 and 2004. Currently, the Company expects to pay comparable cash dividends in the future.

	2005			2004

			Cash			Cash
	High	Low	Dividends	High	Low	Dividends

First Quarter	$56.90	$47.71	$.55	$38.98	$34.00	$.52
Second Quarter	54.85	42.90	.55	39.00	35.35	.52
Third Quarter	47.62	39.81	.55	40.71	35.66	.52
Fourth Quarter	42.50	37.59	.55	48.97	39.56	.52

Year	$56.90	$37.59	$2.20	$48.97	$34.00	$2.08

      (b) Not applicable.
      (c) The following table presents the monthly share repurchases by the Company during the fourth quarter of the fiscal year ended December 31, 2005:

				Maximum
			Total	Number of
			Number of	Shares that
			Shares	May Yet Be
	Total	Average	Purchased as	Purchased
	Number	Price	Part of the	Under the
	of Shares	Paid Per	Repurchase	Repurchase
	Purchased	Share	Programs(1)	Programs(1)

October 1 – 31, 2005	341,500	$39.90	341,500	18,118,647
November 1 – 30, 2005	448,400	$40.18	448,400	17,670,247
December 1 – 31, 2005	456,900	$40.16	456,900	17,213,347

Total	1,246,800	$40.09	1,246,800

(1)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Share repurchases under this program commenced in June 2005.

Item 6 — Selected Financial Data
CONSOLIDATED SELECTED FINANCIAL DATA — FIVE YEARS
(Dollars in thousands, except per share amounts)

	2005	2004	2003	2002	2001

Summary of Operations For the Year Ended December 31
Net sales	$1,851,885	$1,838,238	$1,731,862	$1,674,403	$1,619,186
Cost of products sold (includes excise taxes)	443,131	412,641	384,487	358,931	344,360
Selling, advertising and administrative expenses	518,797	513,570	470,740	447,709	435,478
Antitrust litigation	11,762	(582)	280,000	1,260,510	—

Operating income (loss)	878,195	912,609	596,635	(392,747)	839,348
Interest, net	50,578	75,019	76,905	46,146	33,765

Earnings (loss) from continuing operations before income taxes	827,617	837,590	519,730	(438,893)	805,583

Income tax expense (benefit)	293,349	299,538	197,681	(170,980)	309,876

Earnings (loss) from continuing operations	534,268	538,052	322,049	(267,913)	495,707
Loss from discontinued operations (including income tax effect)	—	(7,215)	(3,260)	(3,556)	(4,105)

Net earnings (loss)	$534,268	$530,837	$318,789	$(271,469)	$491,602

Per Share Data
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$3.26	$3.26	$1.93	$(1.59)	$3.02
Loss from discontinued operations	—	(.05)	(.02)	(.02)	(.03)

Basic earnings (loss) per share	3.26	3.21	1.91	(1.61)	2.99

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	3.23	3.23	1.92	(1.59)	2.99
Loss from discontinued operations	—	(.04)	(.02)	(.02)	(.02)

Diluted earnings (loss) per share	3.23	3.19	1.90	(1.61)	2.97

Dividends per share	2.20	2.08	2.00	1.92	1.84
Market price per share:
High	$56.90	$48.97	$37.79	$41.35	$36.00
Low	37.59	34.00	26.73	25.30	23.38
Financial Condition at December 31
Cash and cash equivalents	$202,025	$450,202	$433,040	$382,003	$271,969
Current assets	889,554	1,173,133	1,247,966	2,291,267	891,959
Current liabilities	258,778	618,873	521,093	1,462,442	222,462
Working capital	630,776	554,260	726,873	828,825	669,497
Ratio of current assets to current liabilities	3.4:1	1.9:1	2.4:1	1.6:1	4:1
Total assets	1,366,983	1,659,483	1,726,494	2,765,275	2,011,702
Long-term debt	840,000	840,000	1,140,000	1,140,000	862,575
Total debt	840,000	1,140,000	1,140,000	1,140,000	865,875
Stockholders’ equity (deficit)	75,098	9,565	(115,187)	(46,990)	581,062
Other Data
Stock repurchased	$200,038	$200,031	$150,095	$50,262	$—
Dividends paid	$361,208	$344,128	$332,986	$324,233	$303,277
Dividends paid as a percentage of net earnings	67.6%	64.8%	104.5%	N/M	61.7%
Return on net sales	28.8%	28.9%	18.4%	N/M	30.4%
Return on average assets	35.3%	31.4%	14.2%	N/M	26.9%
Average number of shares (in thousands) — basic	163,949	165,164	166,572	168,786	164,250
Average number of shares (in thousands) — diluted	165,497	166,622	167,376	168,786	165,682
N/ M: Not meaningful due to net loss and/or average stockholders’ deficit.
See Management’s Discussion and Analysis and Notes to Consolidated Financial Statements.
Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
UST INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto, included in Part II, Item 8 of this Form 10-K. Herein the Company makes forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” on page 32. In addition, the Company has presented certain risk factors relevant to the Company’s business in Item 1A in Part I of this Form 10-K.
Overview
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is a leading manufacturer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Red Seal, Husky and Rooster. Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally under labels such as Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden, Red Diamond, Distant Bay and 14 Hands. In addition, the Company produces and markets sparkling wine under the Domaine Ste. Michelle label.
      The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are reported as All Other Operations.
      The Company’s objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adult smokers and by being competitive in every moist smokeless tobacco category segment. Over the past several years, industry trends have shown that some adult consumers have migrated from premium brands to brands in the price value and sub-price value segments. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult consumers, primarily smokers, as approximately every 1 percent of adult smokers who convert to moist smokeless tobacco represents a 10 percent increase in the segment’s adult consumer base, and consumer research indicates that the majority of new adult consumers enter the category in the premium segment. In addition to advertising initiatives focused on category growth, in 2004 the Company initiated a direct mail program to over one million adult smokers and began an advertising campaign to promote the convenience of smokeless tobacco relative to cigarettes. As a result of its success in 2004, the direct mail program was repeated in 2005. While the Company remains committed to its category growth initiatives, it is also focused on efforts to increase adult consumer loyalty within the premium segment of the moist smokeless tobacco category. These efforts are designed to deliver value to these adult consumers through promotional spending and other price-focused initiatives.
      Product innovation remains a crucial element of the Smokeless Tobacco segment’s success, evidenced by the fact that 11.5 percent of total net sales volume in 2005 came from products introduced in the last three years. The Company remains committed to developing product and packaging initiatives that cover both potential core product launches and other possible innovations. One of the core product launches scheduled for the first quarter of 2006 is the introduction of Copenhagen Long Cut Straight.
      Consistent with the Wine segment’s strategy, the Company’s focus is to become the leader in the ultra-premium wine segment, to elevate Washington state wines to the quality and prestige of the top wine regions of the world, and to be known for superior products, innovation and customer focus. The environment in which the Company’s Wine segment operates is very competitive, and has been subject to recent industry consolidation. Additionally, changes in the supply of grapes, as well as changes in consumer preferences, have affected and may continue to affect this environment. The impact of industry-wide grape oversupply, which arose as the result of increased vineyard plantings in the late 1990’s, has begun to subside; however, recent reports show large 2005 harvests in California and Australia. In addition, recent data indicate that adult per capita wine consumption in the United States is at an all-time high, and that the wine category is expanding more rapidly than the other segments of the alcohol beverage industry. As a result, the Company remains focused on the continued expansion of its sales force and category management staff to broaden the distribution of its wine in the domestic market, especially in certain account categories such as restaurants, wholesale chains and mass merchandisers. Sustained growth in the wine segment will also be dependent on the successful introduction of new products and extension of existing product lines.
      Discussion of the Company’s plans and initiatives in the Smokeless Tobacco and Wine segments is included in the “Outlook” section of Management’s Discussion and Analysis on page 25.
      The Company again reported record results in net sales for the year ended December 31, 2005 despite continued competitive pressures in the smokeless tobacco and wine industries. The increase in net sales resulted in part from the Company’s strategic initiatives aimed at strengthening and expanding the Company’s wine business and improved performance by international smokeless tobacco operations, partially offset by the decline in the Smokeless Tobacco segment net sales compared to 2004. However, decreased operating profit for the Smokeless Tobacco segment more than offset increased operating profit for both the Wine segment and All Other Operations. Record net earnings and diluted earnings per share in 2005 resulted primarily from lower net interest expense and lower income taxes. Decreased income taxes were due to the tax deduction available in 2005 for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004.
Results of Operations
CONSOLIDATED RESULTS

	(Dollars in thousands,
	except per share data)

	2005	2004	2003

Net sales	$1,851,885	$1,838,238	$1,731,862
Net earnings	534,268	530,837	318,789
Basic earnings per share	3.26	3.21	1.91
Diluted earnings per share	3.23	3.19	1.90
2005 compared with 2004
       For the year ended December 31, 2005, consolidated net sales and net earnings were $1.852 billion and $534.3 million, respectively, which represented a 0.7 percent and 0.6 percent increase from the comparable measures in 2004. The consolidated net sales increase in 2005 was primarily due to higher selling prices for moist smokeless tobacco products, improved case volume for premium wine and increased international sales of moist smokeless tobacco products, partially offset by the impact of lower moist smokeless tobacco net unit volume, which reflected an unfavorable shift in overall product mix. Consolidated net earnings increased in 2005 as a result of lower net interest expense and income tax expense and the absence of the 2004 net loss from discontinued operations associated with the transfer of the Company’s cigar operations to a smokeless tobacco competitor, partially offset by lower operating income. The decrease in operating income was primarily due to higher cost of products sold and selling, advertising and administrative (“SA&A”) expenses, as well as a $11.8 million net pre-tax charge recorded in connection with the settlement of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously reserved (see the Contingencies note to the Consolidated Financial Statements for additional details).
      The consolidated gross margin decreased 1.2 percent to $1.409 billion in 2005, primarily due to lower net unit volume, including an unfavorable change in overall product mix, and higher unit costs in the Smokeless Tobacco segment, partially offset by higher moist smokeless tobacco selling prices, higher Wine segment net sales and improved net sales in All Other Operations. The consolidated gross margin percentage declined in 2005 to 76.1 percent, from 77.6 percent in 2004, primarily as a result of higher unit costs and the negative shift

Management’s Discussion and Analysis (Continued)
in overall product mix for moist smokeless tobacco, as well as higher case volume for wine, which sells at lower margins than smokeless tobacco products. The decrease in gross margin percentage in 2005 was partially offset by higher selling prices for moist smokeless tobacco products.
      SA&A expenses increased 1 percent to $518.8 million in 2005 primarily due to higher indirect selling costs, expenses associated with retail shelving systems, a charge recorded for the impairment of certain goodwill and intangible assets and legal-related spending in the Smokeless Tobacco segment, partially offset by lower direct advertising costs in the Smokeless Tobacco segment and the recovery of amounts due in connection with a bankrupt smokeless tobacco customer. The increased consolidated SA&A expenses also reflected higher salaries and related costs in the Wine segment related to its expanded sales force. Corporate expenses decreased in 2005 due to lower costs associated with employee bonuses and lower debt-related costs, partially offset by higher compensation costs for non-employee directors and other administrative costs.
      The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the years ended December 31, 2005 and 2004, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $13.9 million and $9.5 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.
      The Company reported operating income of $878.2 million in 2005, which decreased 3.8 percent from $912.6 million in 2004 and represented 47.4 percent of 2005 consolidated net sales.
      Net interest expense decreased $24.4 million, primarily as a result of lower levels of debt outstanding, due to the $300 million repayment of senior notes which matured in March 2005. The net decrease in 2005 was also the result of higher interest income earned from cash equivalent investments, primarily due to higher interest rates, partially offset by lower average levels of investments.
      The Company recorded income tax expense on earnings from continuing operations of $293.3 million in 2005 compared to $299.5 million in 2004. Results in 2005 and 2004 included reversals of income tax accruals of $18 million and $20 million, net of federal income tax benefit, respectively. Adjustments to income tax accruals are in part due to changes in facts and circumstances, including the settlement of various income tax audits by the Internal Revenue Service (“IRS”) and other taxing authorities and lapses of statutes of limitation. The Company’s effective tax rate decreased slightly to 35.4 percent in 2005 from 35.8 percent in 2004. The effective tax rate in 2005 was favorably impacted by the $8 million tax benefit from the deduction available for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004. The Company expects to recognize a similar deduction in 2006.
      Basic and diluted earnings per share for 2005 were $3.26 and $3.23, respectively, which reflected an increase of 1.6 percent and 1.3 percent over each of the corresponding comparative measures in 2004. Average basic shares outstanding were lower in 2005 than those in 2004 primarily as a result of share repurchases in late 2004, partially offset by the exercise of stock options. Average diluted shares outstanding in 2005 were lower than those in 2004 due to the impact of the share repurchases and a lower level of outstanding options in 2005.
      Net earnings for 2004 included an after-tax loss of $7.2 million from discontinued operations. Discontinued operations reflect the results of the Company’s cigar operation, which was transferred to a smokeless tobacco competitor on June 18, 2004, in connection with the agreement to resolve an antitrust action. The 2004 after-tax loss included a loss from cigar operations and the recognition of expenses, including a $3.9 million accrual for income tax contingencies, as well as severance and transaction costs, partially offset by the recognition of the difference between the fair value charge recorded in 2003 and the book value of the entity transferred in 2004. See the Discontinued Operations note to the Consolidated Financial Statements for additional details.
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
      The $280 million pretax charge related to the following: (1) the resolution of an antitrust action brought by a smokeless tobacco competitor, (2) an agreement for a proposed resolution of antitrust actions, subject to court approval, by indirect purchasers in certain states and the District of Columbia, and (3) the decision to settle other indirect purchaser actions not covered by such agreement. The settlement agreement in the smokeless tobacco competitor action required the Company to pay $200 million and transfer its cigar operation to the smokeless tobacco competitor during 2004. Included in the $280 million above was a charge of $40 million reflecting the fair value of the cigar operation, which approximated its book value at that time. Also included in the $280 million above, the Company recorded a charge of $40 million, which represented the best estimate of the total costs to resolve all indirect purchaser actions. The proposed settlement of the indirect purchaser actions covered by the subject agreement required the Company to issue coupons to adult consumers redeemable on future purchases of its moist smokeless tobacco products, as well as pay all administrative costs and attorneys’ fees. The Company continues to pursue settlement, on substantially similar terms, of other indirect purchaser actions not covered by this agreement. In this regard, the Company continues to make progress. See the Contingencies note to the Consolidated Financial Statements for additional details.
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
      Consolidated SA&A expenses increased 9.1 percent to $513.6 million in 2004 primarily due to a $15.9 million reduction in expense for the Company’s incentive compensation (bonus) fund, partially offset by $4.2 million in SA&A charges, both of which were recorded in 2003 for Rickard Seeds. SA&A expenses also increased in 2004 as a result of incremental spending for direct selling and advertising initiatives in the Smokeless Tobacco segment in connection with the Company’s plan to grow the smokeless tobacco category, and higher administrative expenses. The SA&A variance was also impacted by a $4.4 million charge recorded in 2003, related to the bankruptcy filing of a significant smokeless tobacco customer. Corporate expenses increased in 2004 due to higher professional fees, salaries and related costs and other administrative expenses, offset by lower legal spending.
      For the years ended December 31, 2004 and 2003, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $9.5 million and $8.9 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products.
      The Company reported operating income of $912.6 million in 2004, which increased 53 percent from 2003 and represented 49.6 percent of 2004 consolidated net sales.
      Net interest expense decreased $1.9 million, primarily as a result of higher income from cash equivalent investments, resulting from both higher interest rates and higher levels of investments in 2004.

Management’s Discussion and Analysis (Continued)
      The Company recorded income tax expense of $299.5 million in 2004 at an effective tax rate of 35.8 percent compared to income tax expense of $197.7 million in 2003 at an effective tax rate of 38 percent. The decreased effective tax rate reflects the impact of the $20 million in income tax accrual reversals, net of federal income tax benefit, in 2004.
      Basic and diluted shares outstanding were lower in 2004 than in 2003, primarily as a result of share repurchases, partially offset by the exercise of stock options.
      Net earnings for 2004 included an after-tax loss of $7.2 million from discontinued operations compared to an after-tax loss of $3.3 million in 2003. Discontinued operations in 2003 reflect the reclassified results of the Company’s cigar operation, which had previously been reported as a component of All Other Operations.
Smokeless Tobacco Segment

	(Dollars in thousands)

	2005	2004	2003

Net sales	$1,561,667	$1,575,254	$1,504,893
Operating profit	852,478	897,991	585,910
2005 compared with 2004
       Net sales for the Smokeless Tobacco segment in 2005 decreased 0.9 percent to $1.562 billion and accounted for 84.3 percent of 2005 consolidated net sales. The net sales results reflected lower net unit volume for moist smokeless tobacco products, including an unfavorable shift in product mix, partially offset by higher selling prices for moist smokeless tobacco products. The net sales decrease in 2005 was partially offset by lower cash discounts and lower sales incentive spending. The decrease in sales incentive spending in 2005 reflects decreases in traditional trade discounting initiatives, primarily retail buydowns, as well as decreased costs associated with the Company’s performance-based customer incentive plan, the STEPS Rewards program, partially offset by higher coupon expenses. Lower cash discounts and costs associated with the STEPS Rewards program in 2005 resulted from the decrease in net unit volume. Overall, net unit volume for moist smokeless tobacco products decreased 2.5 percent in 2005 to 625.4 million cans as compared to 641.3 million cans in 2004, while net unit volume decreased 3.3 percent to 153.5 million cans in the fourth quarter of 2005. Sales of dry snuff products and tobacco seeds each accounted for less than one percent of 2005 segment net sales.
      Unit volume results for both premium and price value products include net can sales for standard products, which consist of straight stock and on-pack products, along with can sales for pre-pack promotional products. Premium standard products also include value pack products. Straight stock refers to single cans of smokeless tobacco sold at wholesale list prices. On-pack products are single or multiple can packages sold at wholesale list prices accompanied by a free premium giveaway item, such as a multi-purpose tool or work gloves. Value packs, which were introduced to effectively compete for and retain value-conscious adult consumers, are premium two-can packages sold year-round at wholesale list prices that are lower than wholesale list prices for straight stock single-can premium products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time, such as “$1 off of a can of new product.”
      Overall, net unit volume for premium products declined 5.1 percent to 541 million cans in 2005. The Company believes that the premium unit volume comparison between 2005 and 2004 was unfavorably impacted by widening price gaps at retail between premium and price value products. Also, significantly higher gasoline prices in 2005 compared to 2004 had a negative impact on adult consumers’ disposable income, which served to magnify the effects of the price gap at retail. The Company also believes a portion of the decrease was the result of some wholesale and retail customers increasing inventories in the fourth quarter of 2004 in advance of the January 1, 2005 price increase for premium products, with an estimated impact of approximately 3.7 million cans. The decrease in premium net unit volume in 2005 was comprised of a reduction in straight stock volume, partially offset by an increase in net unit volume for value packs. Additionally, premium pre-pack promotional net unit volume in 2005 declined compared to 2004.
      Net unit volume for price value products increased by 18.5 percent to 84.4 million cans in 2005, primarily as a result of the continued expansion of the Company’s sub-price value product, Husky, which included increased straight stock and pre-pack promotional net unit volume. Red Seal, the Company’s traditional price value product, and Husky accounted for approximately 13.5 percent of 2005 total moist smokeless tobacco net unit volume, as compared to 11.1 percent in 2004.
      As previously mentioned, the Company remains committed to developing product and packaging initiatives that cover both potential core product launches and other possible innovations. Net can sales for 2005 included approximately 71.8 million cans of new products launched within the last three years, representing 11.5 percent of total moist smokeless tobacco unit volume. These new products included Skoal Long Cut Apple Blend, Skoal Long Cut Peach Blend, Skoal Long Cut Vanilla Blend, Skoal Long Cut Berry Blend, Skoal and Copenhagen Pouches, three new Red Seal products and all Husky products.
      The Company’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, indicates that for the year-to-date period ended December 24, 2005, total moist smokeless tobacco category retail shipments increased 5 percent over the similar prior year period, on a can-volume basis, while retail shipments of the Company’s moist smokeless tobacco products declined 1.2 percent during the same period. The premium segment declined 4.6 percent, with the Company’s premium products down 4.1 percent. The value segments, which include price value and sub-price value, increased 25.8 percent during the same period, with the Company’s value segment products up 20.8 percent. The Company’s share of the total category declined 4 percentage points, to 65.3 percent, from the comparable 2004 period. When applying retail pricing data from ACNielsen to the period’s RAD-SVT shipment data, the moist smokeless tobacco category revenues grew 4.3 percent in 2005 over the 2004 year-to-date period. The Company’s revenue share over the year-to-date period was 76.7 percent, down 1.4 percentage points from the corresponding 2004 period. RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco trends from wholesale to retail and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports net shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions affect comparisons of the Company’s actual results to those from RAD-SVT.
      Cost of products sold increased 5.6 percent in 2005, primarily as a result of higher unit costs, impairment charges related to certain manufacturing equipment and $3.2 million in incremental charges recorded in connection with the tobacco quota buyout legislation enacted late in 2004. Cost of products sold in 2005 was favorably affected by lower comparative inventory write-downs at Rickard Seeds. The increased moist smokeless tobacco unit costs were primarily the result of higher costs for certain packaging and production materials, and higher salaries and related costs for direct labor and overhead.
      Gross profit decreased 2.1 percent in 2005 compared to 2004, primarily as a result of the decrease in net sales, as previously described, as well as by the aforementioned cost of products sold variance. The gross profit percentage declined to 82.6 percent in 2005, from 83.6 percent in 2004, as a result of these factors.
      SA&A expenses increased 1.2 percent in 2005 to $425 million, compared to $420 million in 2004. Selling and advertising expenses included higher costs related to retail shelving systems used to promote the moist smokeless tobacco category’s products, which included charges resulting from a physical inventory of previously installed units. Indirect selling and advertising expenses in 2005 also included higher salaries and related costs incurred in support of the Company’s smokeless tobacco category growth initiatives. These increases were significantly offset by lower costs for print advertising, sponsorships, and trade promotional materials. Administrative and other expenses increased in 2005, primarily as a result of higher legal-related spending and compensation costs, as well as for an impairment charge recorded for goodwill and intangible assets at Rickard Seeds of $3.3 million, partially offset by the gain recognized from the sale of the Company’s corporate aircraft and the recovery of amounts due in connection with a bankrupt smokeless tobacco customer.

Management’s Discussion and Analysis (Continued)
      Results for the Smokeless Tobacco segment included the aforementioned net pre-tax charge of $11.8 million recorded in connection with the settlement of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously reserved. See the Contingencies note to the Consolidated Financial Statements for additional details.
      As a result of the aforementioned factors, segment operating profit in 2005 was $852.5 million, representing a decrease of 5.1 percent from 2004 operating profit of $898 million.
2004 compared with 2003
       Net sales for the Smokeless Tobacco segment increased 4.7 percent to $1.575 billion and accounted for 85.7 percent of 2004 consolidated net sales. This increase was primarily attributable to higher selling prices and slightly higher net unit volume for moist smokeless tobacco products. In addition, the 2004 increase in net sales included lower cash discounts partially offset by increased sales incentive spending. This spending included costs associated with the Company’s new brand-building customer incentive plan, the STEPS Rewards program, partially offset by a decrease in other discounting initiatives, primarily retail buydowns. Overall, net unit volume for moist smokeless tobacco products increased 0.8 percent in 2004 to 641.3 million cans as compared to the corresponding 2003 period. The increased unit volume included a slight shift in product mix from premium products to price value products. Sales of dry snuff products and tobacco seeds each accounted for less than one percent of segment net sales in 2004.
      Overall, net unit volume for premium products declined 1.2 percent in 2004, primarily as a result of a 31 percent reduction in pre-pack promotional volume, compared to the prior year, partially offset by a 0.3 percent increase in net unit volume for standard products. Approximately 40 percent, or 3 million cans, of the reduction in pre-pack promotional volume was due to the absence of a 15-gram can test, which took place in the fourth quarter of 2003. The Company believes this was more than offset by 3.7 million cans of premium net unit volume, resulting from some customers increasing inventories in the fourth quarter of 2004 in advance of the January 1, 2005 price increase for premium products. Additionally, premium pre-pack promotional net unit volume in 2004 declined compared to 2003. The increased net unit volume for standard premium products included higher value pack can sales, which represented approximately 1.5 percent of total premium net unit volume, compared to 0.6 percent in 2003.
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
      RAD-SVT indicated that for the year-to-date period ended December 25, 2004, total moist smokeless tobacco category retail shipments increased 5.9 percent over the similar prior year period, on a can-volume basis. Although the Company’s share of total category declined 2.8 percentage points to 69.3 percent, the Company’s retail shipments on a can-volume basis increased 1.8 percent from the similar prior year period. The premium segment’s decline moderated to 0.8 percent, while the Company’s premium net volume decreased 0.2 percent in the corresponding period. The moist smokeless tobacco category’s value segments increased 24.5 percent during the same period, with the Company’s net volume of combined price value and sub-price value increasing 18.8 percent over the comparative period. The 2003 RAD-SVT data, which is used in the above comparisons, has been restated in order to improve the overall reporting accuracy of the information by incorporating refinements to the projection methodology.
      Cost of products sold increased 3.6 percent in 2004, primarily as a result of higher unit costs and slightly higher net unit volume for moist smokeless tobacco products, along with a $1 million charge recorded in connection with the tobacco quota buyout legislation, enacted in late 2004. These factors were partially offset by the net impact of the difference between the current and prior year charges taken in connection with inventory at Rickard Seeds. The increased moist smokeless tobacco unit costs were primarily the result of higher packaging costs, as well as higher salaries and related costs for direct labor and higher overhead.

      Gross profit increased 4.9 percent in 2004 compared to the similar 2003 period. This increase was primarily the result of increased net sales, as previously described, partially offset by the aforementioned cost of products sold variance. The gross profit percentage remained level in 2004 at 83.6 percent as a result of these factors.
      Selling and advertising expenses increased 13.9 percent in 2004 compared to 2003. This increase was primarily attributable to higher spending on one-on-one marketing efforts to adult smokers and various marketing, print media and sales initiatives associated with promoting the moist smokeless tobacco category. Selling and advertising expenses in 2004 also included increased costs associated with the Company’s retail shelving systems. The increased selling and advertising expenses, which were in line with the Company’s plans to increase moist smokeless tobacco category growth, were partially offset by lower spending associated with a customer sales alliance program, which was replaced with the aforementioned STEPS Rewards program in early 2004. Indirect selling expenses were higher in 2004 compared to 2003, primarily as a result of higher costs associated with the implementation of the Company’s moist smokeless tobacco category growth plans, which included the effect of headcount additions related to one-on-one adult marketing efforts. Administrative and other expenses increased during 2004, primarily as a result of the aforementioned 2003 reduction in the incentive compensation (bonus) fund of $15.9 million and higher spending to address proposed regulatory issues in 2004, partially offset by a $4.4 million charge recorded in 2003 related to the bankruptcy filing of a wholesale customer, the non-inventory charge of $4.2 million in 2003 related to Rickard Seeds, and lower legal and other professional fees in 2004.
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
      As a result of the aforementioned factors, segment operating profit in 2004 was $898 million, representing an increase of 53.3 percent from $585.9 million in 2003.
Wine Segment

	(Dollars in thousands)

	2005	2004	2003

Net sales	$248,342	$226,650	$194,905
Operating profit	37,764	32,382	24,341
2005 compared with 2004
       Wine segment net sales increased 9.6 percent to $248.3 million and represented 13.4 percent of 2005 consolidated net sales. The net sales increase was primarily the result of an 8.8 percent increase in premium case volume versus the prior year, as a result of the Company continuing its efforts to increase distribution through the expansion of its sales force, as well as a shift in total case sales towards higher priced varietals. This increase was partially offset by higher sales incentives. Case volume results for the Company’s two leading brands demonstrated continued growth as Chateau Ste. Michelle increased 9.1 percent and Columbia Crest increased 5.9 percent from 2004 levels. These two brands accounted for 75.3 percent of the Company’s total 2005 premium case volume. Sales in 2005 were positively impacted as a result of continued media acclaim and editorial coverage for Ste. Michelle Wine Estates in 2005, including the “2005 American Winery of the Year” award from both Restaurant Wine magazine and Wine & Spirits magazine. The increase in net sales in 2005 was also partially attributable to the success of Red Diamond, as well as two recently introduced products, Distant Bay and 14 Hands, along with certain product line extensions.

Management’s Discussion and Analysis (Continued)
      Segment cost of products sold in 2005 increased 10.6 percent from 2004, primarily as a result of increased case volume. The gross profit percentage decreased slightly in 2005, primarily as a result of increased case costs and higher sales incentives for Chateau Ste. Michelle and Columbia Crest products, partially offset by the shift towards higher priced varietals.
      SA&A expenses were $54.9 million in 2005, representing an increase of 2.5 percent from 2004. Selling and advertising expenses were lower, predominantly as a result of lower print advertising costs, while indirect selling expenses increased primarily as a result of higher salaries and related costs for a continued sales force expansion aimed at broadening distribution of the Company’s wines throughout the domestic market. During 2005, the Wine segment achieved further distribution gains in various market segments, including restaurants, wholesale clubs and mass merchandisers, as a result of this sales force expansion. Administrative and other spending was down slightly in 2005.
      As a result of the aforementioned factors, Wine segment operating profit increased 16.6 percent to $37.8 million in 2005 from $32.4 million in 2004.
2004 compared with 2003
       Net sales for the Wine segment increased 16.3 percent to $226.7 million and represented 12.3 percent of 2004 consolidated net sales. The net sales increase was primarily the result of increased premium case volume versus the prior year, as the Company increased distribution through the expansion of its sales force. Case volume results for the Company’s two leading brands were strong as Chateau Ste. Michelle increased 11.9 percent and Columbia Crest increased 12.8 percent from 2003 levels. These two leading brands accounted for 76.4 percent of the Company’s total 2004 premium case volume. Sales in 2004 were positively impacted as a result of increased media acclaim and editorial coverage in 2004, including recognition of Ste. Michelle Wine Estates as the “2004 American Winery of the Year,” awarded by Wine Enthusiast magazine. Exceptional wine ratings in 2004 for more than double the varietals achieving the same level of ratings in 2003 also contributed to the increase in net sales for 2004. The increase in net sales in 2004 was also partially attributable to the success of Red Diamond and certain product line extensions. The net sales and case volume results in 2003 were adversely affected by a combination of factors in the marketplace, including increased price competition caused by the oversupply of grapes, cheaper imported wines and a relatively weak economy.
      Segment cost of products sold in 2004 increased 14.6 percent from 2003, primarily as a result of increased case volume for Chateau Ste. Michelle, Columbia Crest and Red Diamond brands. The gross profit percentage increased slightly in 2004, primarily as a result of a shift in total case sales towards higher priced varietals.
      SA&A expenses were $53.5 million, representing an increase of 12 percent from 2003. Selling and advertising expenses increased predominantly as a result of increased selling, media and point of sale costs, which were in line with the Company’s distribution growth initiatives, partially offset by lower public relations spending in 2004. Indirect selling expenses increased primarily as a result of higher salaries and related costs due to a sales force expansion aimed at broadening distribution. Administrative and other spending was higher in 2004 primarily due to an unfavorable market adjustment of $1 million related to a property sold in December 2004, along with the impact of the segment’s share of the reduction in the incentive compensation (bonus) fund in 2003 related to the aforementioned Rickard Seeds adjustment.
      As a result of the above mentioned factors, Wine segment operating profit increased 33 percent to $32.4 million in 2004, from $24.3 million in 2003.
All Other Operations

	(Dollars in thousands)

	2005	2004	2003

Net sales	$41,876	$36,334	$32,064
Operating profit	14,338	10,266	7,962

2005 compared with 2004
       Net sales for All Other Operations increased 15.3 percent to $41.9 million and accounted for 2.3 percent of consolidated net sales in 2005. The increase in net sales was primarily the result of higher unit volume for moist smokeless tobacco products sold by the Company’s international operations, mainly in Canada. In addition, the increase also included the impact of a favorable foreign exchange rate. The gross margin percentage for All Other Operations increased 2.9 percent in 2005 as compared to 2004, as increases in cost of products sold, also related to higher net unit volume, were more than offset by the impact of the favorable foreign exchange rate on net sales. All Other Operations reported an operating profit of $14.3 million in 2005, which represented an increase of 39.7 percent from 2004.
2004 compared with 2003
       Net sales for All Other Operations increased 13.3 percent to $36.3 million and accounted for 2 percent of consolidated net sales in 2004. The increase in net sales was primarily the result of higher unit volume for moist smokeless tobacco products sold by the Company’s international operations. In addition, the increase also included the impact of a favorable foreign exchange rate. All Other Operations reported an operating profit of $10.3 million for 2004, which represented an increase of 28.9 percent from 2003.
Discontinued Operations
Net earnings for 2004 and 2003 included after-tax losses of $7.2 million and $3.3 million, respectively, from discontinued operations. Discontinued operations reflected the results of the Company’s cigar operation, which was transferred to a smokeless tobacco competitor in 2004, in connection with the agreement to resolve an antitrust action. See the Discontinued Operations note to the Consolidated Financial Statements for more details.
Outlook
Although the Company achieved record net sales, net earnings and diluted earnings per share in 2005, both the consolidated results and the results for the Smokeless Tobacco segment were below original projections. While the Company remains committed to its category growth initiatives, which continue to be successful, the Company will significantly increase focus on efforts to increase adult consumer loyalty to the Company’s premium moist smokeless tobacco brands. These efforts are designed to provide the Company’s current adult premium consumers with additional value through promotional spending and other price-focused initiatives. The use of such measures has been undertaken in response to industry trends which indicate that many adult consumers are trading down from premium brands to brands in the price value and sub-price value segments. The continued migration in 2005 to lower-priced moist smokeless tobacco products primarily resulted from widening price gaps at retail, exacerbated by higher gasoline prices.
      The Company has announced that it will spend an additional $80 million in 2006 to stabilize premium net unit volume and strengthen premium loyalty. This incremental spending will be focused on delivering improved value to adult consumers of premium products through promotional programs and other price-focused initiatives. These programs and initiatives will be deployed on a state-by-state basis, with varying levels of spending based on the categorization of each state as a focus state, emerging concern state or premium growth state. The focus states represent the majority of the Company’s premium volume losses in 2005, and are characterized by relatively low per capita income and higher price value consumption. While the incremental spending will be more heavily directed towards these focus states, all regions will receive significant spending increases.
      In addition, the Company has announced that it will continue to build upon its successful category growth initiatives, focused on converting adult smokers to the moist smokeless tobacco category, by spending an additional $11 million in 2006. These initiatives, highlighted by direct mail to adult smokers, additional showcase shelving unit placements, one-on-one marketing to adults, and product and packaging innovation, have all contributed to acceleration of category growth over the past three years.
      The Company’s plan for 2006 is designed to support continued strong category growth, focused on conversion of adult smokers, while increasing premium brand loyalty. Premium net unit volume in the first half

Management’s Discussion and Analysis (Continued)
of 2006, adjusted for the aforementioned net unit volume shift of 3.7 million cans in 2005 in advance of the price increase, is anticipated to be lower than the first half of 2005, but should reflect a significant improvement in trend. Premium net unit volume is expected to stabilize by the second half of 2006.
      Operating and unit volume results for the smokeless tobacco business in the future, as well as the growth rate of the moist smokeless tobacco category, may be adversely affected by competition, changes in consumer preferences, pricing, including its impact on the relative mix of premium versus price value and sub-price value product sales, acceptance of new products and other marketing initiatives, excise taxes, the effects of possible litigation and legislative and regulatory actions, including restrictions on the use of flavorings and increases in the minimum age to purchase tobacco products. See “Item 1A — Risk Factors” of this Form 10-K for additional details.
      Overall, 2005 was an outstanding year for the Wine segment, as it delivered accretive revenue and operating profit growth for the Company, achieving record annual operating profit. The Wine segment forecasts continued growth in 2006 despite several challenges that lie ahead. In 2005, domestic oversupply issues were somewhat alleviated, as California bulk wine inventories declined; however, oversupply in Australia grew considerably and poses the most significant risk to short-term pricing at retail. In addition, industry trends for the second half of 2005 reflected a total volume decline for the Merlot varietal. Given this trend, special emphasis will be placed on Merlot through sales and marketing programs to ensure momentum in 2006. In addition, the Company plans to build upon its position as the category leader in Riesling wine sales by expanding its production of this highly demanded varietal. The Company believes it has the right strategies in place to minimize the impact of the aforementioned challenges and that, as a result, the Wine segment is positioned for continued growth in 2006, with an expanded sales force that continues to gain greater distribution, innovative marketing programs and improved product quality.
      The performance of the wine business in the future may be impacted by competition, pricing, availability of grapes, acts of nature, changes in consumer preferences, published wine ratings and other editorial and media coverage, and the effects of possible legislative actions and tax changes. See “Item 1A — Risk Factors” of this Form 10-K for additional details.
      The Company is committed to delivering exceptional operating performance in each of its business segments. The Company presently anticipates diluted earnings per share in 2006 in the range of $3.00 to $3.14, with a target of $3.05. This earnings decline from 2005 is primarily the result of the planned incremental $91 million in spending related to the smokeless tobacco business’ premium volume stabilization and category growth initiatives in 2006. See “Item 1A — Risk Factors” of this Form 10-K for additional details.
      The Company’s financial forecast for 2006 and beyond may be affected by the Company’s ability to address the factors described above impacting each of its business segments, as well as the matters described under “Cautionary Statements Regarding Forward-Looking Statements” and under “Item 1A — Risk Factors”.
Financial Condition
Liquidity

	(Dollars in thousands)

	2005	2004	2003

Cash and cash equivalents	$202,025	$450,202	$433,040
Short-term investments	10,000	60,000	5,000
Total debt	840,000	1,140,000	1,140,000
      Historically, the Company has relied upon cash flows from operations supplemented by debt issuance and credit facility borrowings, as needed, to finance its working capital requirements, the payment of dividends, stock repurchases and capital expenditures. The Company’s cash equivalent investments are generally liquid, short-term investment grade securities.

      The Company’s cash and cash equivalents totaled $202 million at December 31, 2005, a decrease of $248.2 million from December 31, 2004. This decrease was primarily related to the $300 million repayment of senior notes, upon maturity, in March of 2005 (see the Borrowing Arrangements note to the Consolidated Financial Statements for additional details). The major sources of cash in 2005 were net earnings generated mainly by the Smokeless Tobacco segment and proceeds from the issuance of common stock via stock option exercises. The major uses of cash were for dividend payments, the aforementioned repayment of senior notes and the repurchase of Company stock.
      Short-term investments at December 31, 2005 and 2004 were comprised of auction-rate securities (“ARS”), which are long-term variable (floating) rate bonds that are tied to short-term interest rates. The stated maturities for these securities are generally 20 to 30 years, but their floating interest rates are reset at seven, 28 or 35-day intervals via a Dutch Auction process. Given the fact that ARS are floating rate investments, they are typically traded at par value, with interest paid at each auction.
      In 2004, the Company paid $200 million in connection with its resolution of an antitrust action brought by a smokeless tobacco competitor.
      In 2003, the litigation liability associated with the 2002 adverse antitrust judgment against the Company of $1.262 billion was paid. However, the overall effect on reported cash and cash equivalents was minimal as the Company paid the judgment primarily out of funds that had been held in restricted deposits, which were a component of financing activities in 2003 on the Consolidated Statement of Cash Flows. Given the size of the award, the Company recognizes that the payment of the judgment had, at the time of payment, a material adverse effect on its consolidated financial position. However, in light of the Company’s ability to satisfy the judgment primarily with funds accumulated since the initial rendering of the judgment, the payment of the judgment did not have a material adverse effect on the Company’s dividend policy or its ability to implement its strategic business plans.

	(Dollars in thousands)

	2005	2004	2003

Net cash provided by (used in):
Operating activities	$560,699	$565,415	$(702,852)
Investing activities	(17,005)	(118,370)	(53,747)
Financing activities	(791,871)	(429,883)	807,636
Operating Activities
       In 2005, 2004 and 2003, the primary source of cash from operations was net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. The primary uses of cash in operations in 2005 were $76.4 million for the purchase of leaf tobacco and $64.5 million for purchases of grapes and bulk wine and for grape harvest costs. Net cash provided by operating activities in 2004 was partially offset by the effects of the $200 million cash payment as part of the resolution of an antitrust action brought by a smokeless tobacco competitor. The primary uses of cash in operations in 2004, other than for the payment of the antitrust resolution, were $86.7 million for the purchase of leaf tobacco and $58.5 million for purchases of grapes and bulk wine and for grape harvest costs. Net cash used in operating activities of $702.9 million in 2003 included the effects of the $1.262 billion payment in connection with the 2002 antitrust litigation loss, partially offset by net cash provided by operating activities of $559.1 million. The primary uses of cash in operations in 2003, other than for the payment of the antitrust judgment, were $87.6 million for purchases of grapes and bulk wine and for grape harvest costs, $78.8 million for the purchase of leaf tobacco and $62.6 million for contributions to the Company’s qualified defined benefit pension plans, of which approximately $61 million were discretionary.
      The Company carries significant amounts of leaf tobacco along with bulk and bottled wine inventories as a result of the aging process required for the production of moist smokeless tobacco products and wine, respectively. The increases in inventories over the past several years related primarily to finished goods and in-process wine inventory resulting from factors in the marketplace, including an oversupply of grapes and bulk wine, along with lower-priced imported wines at retail. As indicated in “Critical Accounting Policies and Estimates,” management reviews these inventories and has determined that they are saleable and appropri-

Management’s Discussion and Analysis (Continued)
ately carried at the lower of cost or market. Total expenditures for leaf tobacco over the last three years were $241.9 million, while the total costs of grapes harvested and purchased and purchases of bulk wine were $210.6 million over the last three years.
Investing Activities
       Net cash used in investing activities in 2005 of $17 million was due to the purchase of property, plant and equipment of $89.9 million, including the replacement of Company aircraft. This amount was partially offset by net proceeds from short-term investments of $50 million and proceeds from the disposition of property, plant and equipment of $22.9 million, primarily related to proceeds from the sale of the Company’s former aircraft. Over the last three years, capital expenditures for property, plant and equipment have averaged approximately $69.7 million per year.
      Major areas of capital spending from 2003 through 2005 by segment were:
      Smokeless Tobacco segment

•	Manufacturing, processing and packaging equipment
•	Retail marketing display fixtures
•	Computer equipment and software
•	Building improvements and renovations
•	Company aircraft
      Wine segment

•	Wine barrels and storage tanks
•	Computer software and equipment
•	Wine making and processing equipment
•	Facilities expansion and renovations
      Over the past three years, capital expenditures for the Smokeless Tobacco segment accounted for 80.6 percent of the consolidated total capital expenditures, while the Wine segment accounted for 18.2 percent and All Other Operations and corporate accounted for 1.2 percent. Capital expenditures in the Smokeless Tobacco segment over the past three years were for equipment, primarily related to assuring manufacturing capabilities, new product innovations and product line extension capabilities, and for the replacement of Company aircraft, from which the Company recognized a $2.7 million gain in 2005. Wine segment capital expenditures during that period were primarily for increased capacity and expansion.
Financing Activities
       The Company had net cash used in financing activities of $791.9 million and $429.9 million in 2005 and 2004, respectively. The increase in 2005 was primarily related to the aforementioned $300 million repayment of senior notes, upon maturity, in March 2005. Cash dividends paid in 2005 were higher than those in 2004 due to a 5.8 percent increase in the dividend rate approved by the Board of Directors, partially offset by lower common shares outstanding. Payments for the repurchase of Company common stock in each of the years 2005 and 2004 were approximately $200 million. Proceeds from the issuance of common stock were lower than those received in 2004 primarily as a result of a decrease in the number of stock options exercised. The 2003 amount of net cash provided by financing activities was primarily attributable to the Company’s utilization of $1.242 billion of funds held in restricted deposits to substantially pay the aforementioned 2002 antitrust judgment.

Capital Resources

	(Dollars in thousands)

	2005	2004	2003

Working capital	$630,776	$554,260	$726,873
Total debt	840,000	1,140,000	1,140,000
      On July 9, 2004, the Company replaced its $300 million unsecured line of credit with various financial institutions with a new $300 million three-year credit facility (the “New Credit Facility”). The previous facility was comprised of a $150 million, 364-day credit agreement and a $150 million three-year credit agreement. The New Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the New Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is .15 percent per annum. This New Credit Facility was executed primarily to support commercial paper borrowings. The Company had no direct borrowings under the New Credit Facility or commercial paper borrowings at December 31, 2005 or 2004. Fees of approximately $0.9 million associated with the establishment of the New Credit Facility were capitalized in 2004 and are being amortized over the term of the New Credit Facility. See the Borrowing Arrangements note to the Consolidated Financial Statements for additional details.
      In July 2002, the Company issued $600 million aggregate principal amount of 6.625 percent senior notes at a price of 99.53 percent of the principal amount. The notes mature on July 15, 2012, with semiannual interest payments.
      In March 2000, the Company issued $300 million aggregate principal amount of 8.8 percent fixed rate senior notes, with interest payable semiannually. As noted above, these notes were redeemed at maturity on March 15, 2005.
      The Company’s working capital increased to $630.8 million at December 31, 2005 as compared to $554.3 million at December 31, 2004. The working capital increase in 2005 was mainly attributable to higher inventories and accounts receivable, along with lower income taxes payable. Accounts receivable increased in the comparative period primarily as a result of extended payment terms for customers affected by Hurricane Katrina. The ratio of current assets to current liabilities (current ratio) increased to 3.4 to 1 from 1.9 to 1, as the $300 million debt repayment in March 2005 reflected a larger percentage reduction from current liabilities than from current assets.
      In December 2005, the Board of Directors increased the Company’s first quarter 2006 dividend to stockholders to 57 cents per share with an indicated annual rate of $2.28 per share. This represents a 3.6 percent increase over 2005.
      During each of the years 2005 and 2004, the Company spent $200 million under its share repurchase program for the repurchase of Company common stock, while in 2003 $150 million was spent on such repurchases. The Company expects to spend $200 million in 2006 to repurchase its common shares. Stock prices, market conditions and other factors will determine the actual number and timing of shares repurchased.
      The Company estimates that amounts expended in 2006 for tobacco leaf purchases for moist smokeless tobacco products will approximate amounts expended in 2005, while grape and bulk wine purchases and grape harvest costs for wine products will be greater than amounts in the corresponding 2005 period.
      As of December 31, 2005, the Company’s planned capital expenditures for 2006 are expected to be approximately $63 million, for a range of projects, including manufacturing, processing and packaging equipment for the smokeless tobacco business and barrels and storage tanks for the wine business.
      The Company is subject to various threatened and pending litigation and claims, as disclosed in the Notes to the Consolidated Financial Statements. The Company believes that the ultimate outcome of such litigation and claims will not have a material adverse effect on its consolidated results or its consolidated

Management’s Discussion and Analysis (Continued)
financial position, although if plaintiffs in these actions were to prevail, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position.
      The Company’s cash requirements in 2006 and beyond will be primarily for the payment of dividends, repurchase of common stock, purchases of inventory, capital expenditures and repayment of borrowings. Please see table under “Aggregate Contractual Obligations” for a detailed schedule of certain future cash requirements. Cash flows generated from operations will be the primary means of meeting these cash requirements, and, if necessary, the Company will utilize some portion of its excess cash or short-term borrowings to fund shortfalls from operations. Extraordinary items, including any adverse litigation judgments or resolutions, would be satisfied with funds provided by these sources.
Aggregate Contractual Obligations
(Dollars in thousands)

	Payments Due by Period

		Less			More
		Than	1 to 3	3 to 5	Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt	$840,000	$—	$—	$240,000	$600,000
Operating leases	32,504	8,563	11,192	3,903	8,846
Unconditional purchase obligations	346,310	79,369	100,385	91,262	75,294

	$1,218,814	$87,932	$111,577	$335,165	$684,140

      The above table represents the Company’s total contractual obligations as of December 31, 2005. Unconditional purchase obligations relate primarily to contractual commitments for the purchase of grapes for use in the production of wine. Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. In the table above, unconditional purchase obligations of less than one year include $19.1 million for the purchase of leaf tobacco used in the production of moist smokeless tobacco products. There are no contractual obligations to purchase leaf tobacco with terms beyond one year.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that are material to its results of operations or financial condition.
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

      The Company carries significant amounts of leaf tobacco, as well as bulk and bottled wine, as a result of the aging process required in the production of its moist smokeless tobacco and wine products, respectively. The carrying value of these inventories includes management’s assessment of their estimated net realizable values. Management reviews these inventories to make judgments for potential write-downs for slow-moving, unsaleable or obsolete inventories, to reflect such inventories at the lower of cost or market. Factors considered in management’s assessment include, but are not limited to, evaluation of cost trends, changes in customer demands, product pricing, physical deterioration and overall product quality.
      Amounts recognized in the financial statements for the Company’s noncontributory defined benefit pension plans are determined using actuarial valuations. Inherent in these valuations are key assumptions, including those for the expected long-term rate of return on plan assets and the discount rate used in calculating the applicable benefit obligation. The Company evaluates these assumptions on an annual basis and considers adjustments to the applicable long-term factors based upon current market conditions, including changes in interest rates, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions. Changes in the related pension expense may occur in the future as a result of changes in these assumptions. Pension expense was approximately $27.6 million, $27.8 million and $33.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. On average, over the past three years, approximately 80.7 percent of pension expense was reflected in selling, advertising and administrative expenses, while the remainder was included in cost of products sold. The slight decrease in pension expense for 2005 was primarily a result of increased expected returns on a higher asset base, partially offset by a decrease in the discount rate from 6.25 percent to 6 percent. The Company believes the long-term rate of return of 7.5 percent is reasonable based upon the plans’ asset composition and information available at the time, along with consideration of historical trends. The Company used a discount rate of 5.75 percent to calculate its pension liabilities at December 31, 2005. This rate approximates the rate at which current pension liabilities could effectively be settled. At December 31, 2005, unrecognized actuarial losses, including those associated with pension plan asset performance, were approximately $125.6 million. These losses will be amortized over the applicable remaining service period which is approximately 11 years. The Company made a discretionary contribution of $11.6 million to its qualified pension plans in 2005. The impact of a lower discount rate, partially offset by lower actuarial losses, is expected to result in higher pension expense for 2006. The following provides a sensitivity analysis, which demonstrates the effects that adverse changes in actuarial assumptions would have had on 2005 pension expense. A 50 basis point decrease in the expected long-term rate of return on plan assets would increase pension expense by approximately $1.4 million, while the same basis point decrease in the discount rate would result in an increase of approximately $4 million.
      The Company maintains a number of other postretirement welfare benefit plans which provide certain medical and life insurance benefits to substantially all full-time employees who have completed specified age and service requirements upon retirement. Amounts recognized in the financial statements in connection with these other postretirement benefit plans are determined utilizing actuarial valuations. The key assumptions inherent in these valuations include health care cost trend rates and the discount rate used in calculating the applicable postretirement benefit obligation, each of which are evaluated by the Company on an annual basis. Future changes in the related postretirement benefit expense may be impacted by changes in these assumptions. The Company used a discount rate of 5.75 percent to calculate its postretirement benefit obligation at December 31, 2005, which approximates the rate at which current postretirement benefit liabilities could effectively be settled. The health care cost trend increase used in calculating the postretirement benefit obligation at December 31, 2005 is assumed to be 9 percent in 2006 and is expected to decrease gradually to 4.5 percent by 2013 and remain level thereafter. A sensitivity analysis demonstrating the impact that a 100 basis point increase or decrease in these rates would have on both the postretirement benefit obligation and the related expense is disclosed in the Employee Benefit and Compensation Plans note to the Consolidated Financial Statements. Expense related to these plans was approximately $9 million, $5.6 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company’s primary business, which is the manufacture and sale of moist smokeless tobacco, sells products with freshness dates. It is the Company’s policy to accept sales returns from its customers for products that have exceeded such dates. The Company’s assumptions regarding sales return accruals are based on historical experience, current sales trends and other factors, and there has not been a significant fluctuation between assumptions and actual return activity on a historical basis. Actual sales returns represented approximately 5.6 percent, 5 percent and 4.1 percent of annual moist smokeless tobacco can gross

Management’s Discussion and Analysis (Continued)
sales for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in returned goods as a percentage of gross sales over the past three years was predominantly due to the growth of new products, including line extensions, which tend to have higher levels of returns than well-established, core brands. Significant changes in moist smokeless tobacco can sales, promotional activities, new product introductions, product quality issues and competition could affect sales returns in the future. Accrued sales returns at December 31, 2005 and 2004 totaled $15.9 million and $15.8 million, respectively.
      The Company is subject to various threatened and pending litigation claims and discloses those matters in which the probability of an adverse outcome is other than remote, in the notes to its consolidated financial statements. The assessment of probability with regards to the outcome of litigation matters is made with the consultation of external counsel. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could ultimately be decided against the Company. An unfavorable outcome of such actions could have a material adverse effect on the Company’s results of operations, cash flows or financial position. See the Contingencies note to the Consolidated Financial Statements for disclosure of the Company’s assessment related to pending litigation matters.
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
      The Company’s management believes that no one item that includes an assumption or estimate made by management could have a material effect on the Company’s financial position or results of operations, with the exception of litigation matters and income taxes, if actual results are different from that assumption or estimate.
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
Cautionary Statement Regarding Forward-Looking Information
The disclosure and analysis in this report, as well as in other reports filed with or furnished to the SEC or statements made by the Company, may contain forward-looking statements that describe the Company’s current expectations or forecasts of future events. One can usually identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other similar words or terms in connection with any discussion of future operating or financial performance. These include statements relating to future actions, performance or results related to current or future products or product approvals, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results. From time to time, the Company may provide oral or written forward-looking statements in other public materials.

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
      Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These risks and uncertainties include uncertainties associated with:

•	ongoing and future litigation relating to product liability, antitrust and other matters and legal and other regulatory initiatives;
•	federal and state legislation, including actual and potential excise tax increases, and marketing restrictions relating to matters such as adult sampling, minimum age of purchase, self service displays and flavors;
•	competition from other companies, including any new entrants into the marketplace;
•	wholesaler ordering patterns;
•	consumer preferences, including those relating to premium and price value brands and receptiveness to new product introductions and marketing and other promotional programs;
•	the cost of tobacco leaf and other raw materials;
•	conditions in capital markets; and
•	other factors described in the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to the Securities and Exchange Commission (“SEC”).
      Furthermore, forward-looking statements made by the Company are based on knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other factors beyond the control of the Company, actual results may differ from those in the forward-looking statements. The forward-looking statements speak only as to the date when they are made. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. However, the public is advised to review any future disclosures the Company makes on related subjects in its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K to the SEC.
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
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
      At December 31, 2005 and 2004, the Company had $800 million and $1.1 billion, respectively, in fixed rate senior notes and $40 million in floating rate senior notes outstanding. The fixed rate senior notes outstanding at December 31, 2005 were comprised of long-term notes of $600 million with an interest rate of 6.625 percent and $200 million at 7.25 percent. The 2004 balance included these two issues plus senior notes of $300 million with an interest rate of 8.8 percent, which were designated as current on the December 31, 2004 Consolidated Statement of Financial Position. These $300 million senior notes were paid, upon maturity, in March 2005. In order to hedge the interest rate risk on the $40 million floating rate senior notes, the Company entered into an interest rate swap to pay a fixed rate of interest (7.25 percent) and receive a floating rate of interest on the notional amount of $40 million. This swap fixes the interest rate on the $40 million in long-term floating rate senior notes at 7.25 percent.
      The fair value of the Company’s fixed rate senior notes at December 31, 2005 was $830.4 million, reflecting the application of current interest rates offered for debt with similar terms and maturities. This fair value is subject to fluctuations resulting from changes in the applicable market interest rates. The following

Management’s Discussion and Analysis (Continued)
provides a sensitivity analysis of interest rate risk and the effects of hypothetical sudden changes in the applicable market conditions on this fair value, based upon 2005 year-end positions. Computations of the potential effects of the hypothetical market changes are based upon various assumptions, involving interest rate changes, keeping all other variables constant. Based upon an immediate 100 basis point increase in the applicable interest rate at December 31, 2005, the fair value of the Company’s fixed rate senior notes would decrease by approximately $38 million. Conversely, a 100 basis point decrease in that rate would increase the fair value of these notes by $40.3 million.
      These hypothetical changes and assumptions may be different from what actually takes place in the future, and the computations do not take into account management’s possible actions if such changes actually occurred over time. Considering these limitations, actual effects on future earnings could differ from those calculated above.
      Taking into account the Company’s floating rate senior notes payable and interest rate swap outstanding at December 31, 2005, each 100 basis point increase or decrease in the applicable market rates of interest, with all other variables held constant, would not have any effect on interest expense. This is due to the full correlation of the terms of the notes with those of the swap, which results in interest rates on all debt outstanding being fixed at December 31, 2005.
Foreign Currency Risk
The Company has entered into foreign currency forward contracts, designated as cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with forecasted transactions to purchase oak barrels for its wine operations and firm commitments to purchase certain equipment for its tobacco operations. There were several foreign currency forward contracts outstanding at December 31, 2005, from which the net accumulated derivative loss, included in accumulated other comprehensive loss, was immaterial.
Concentration of Credit Risk
The Company routinely invests portions of its cash in short-term instruments deemed to be cash equivalents. It is the Company’s policy to ensure that these instruments are comprised of only investment grade securities (as determined by a third-party rating agency) which mature in three months or less. These factors, along with continual monitoring of the credit status of the issuer companies and securities, reduce the Company’s exposure to investment risk associated with these securities. At December 31, 2005, the Company had approximately $168.5 million invested in these instruments.
      Short-term investments at December 31, 2005 of $10 million were comprised of ARS, which are long-term variable (floating) rate bonds that are tied to short-term interest rates. The stated maturities for these securities are generally 20 to 30 years, but their floating interest rates are reset at seven, 28- or 35-day intervals via a Dutch Auction process. Given the fact that ARS are floating rate investments, they are typically traded at par value, with interest paid at each auction.
Commodity Price Risk
The Company has entered into unconditional purchase obligations in the form of contractual commitments to purchase leaf tobacco for use in manufacturing smokeless tobacco products and grapes and bulk wine for use in producing wine. See “Aggregate Contractual Obligations” on page 30 for additional details.

Item 8 — Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of UST Inc.:
We have audited the accompanying consolidated statement of financial position of UST Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed on Schedule II in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UST Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UST Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

Stamford, Connecticut
February 23, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of UST Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UST Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UST Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that UST Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, UST Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of UST Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2005 of UST Inc. and our report dated February 23, 2006 expressed an unqualified opinion thereon.

Stamford, Connecticut
February 23, 2006

UST INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31

	2005	2004	2003

Net sales	$1,851,885	$1,838,238	$1,731,862
Costs and expenses
Cost of products sold	392,670	363,357	340,654
Excise taxes	50,461	49,284	43,833
Selling, advertising and administrative	518,797	513,570	470,740
Antitrust litigation	11,762	(582)	280,000

Total costs and expenses	973,690	925,629	1,135,227

Operating income	878,195	912,609	596,635

Interest, net	50,578	75,019	76,905

Earnings from continuing operations before income taxes	827,617	837,590	519,730

Income tax expense	293,349	299,538	197,681

Earnings from continuing operations	534,268	538,052	322,049

Loss from discontinued operations (including income tax effect)	—	(7,215)	(3,260)

Net earnings	$534,268	$530,837	$318,789

Net earnings per basic share:
Earnings from continuing operations	$3.26	$3.26	$1.93
Loss from discontinued operations	—	(.05)	(.02)

Net earnings per basic share	$3.26	$3.21	$1.91

Net earnings per diluted share:
Earnings from continuing operations	$3.23	$3.23	$1.92
Loss from discontinued operations	—	(.04)	(.02)

Net earnings per diluted share	$3.23	$3.19	$1.90

Average number of shares
Basic	163,949	165,164	166,572
Diluted	165,497	166,622	167,376
The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(In thousands)

	December 31

	2005	2004

Assets
Current assets
Cash and cash equivalents	$202,025	$450,202
Short-term investments	10,000	60,000
Accounts receivable	54,186	41,462
Inventories	583,407	567,160
Deferred income taxes	11,622	29,597
Income taxes receivable	2,400	—
Assets held for sale	3,433	—
Prepaid expenses and other current assets	22,481	24,712

Total current assets	889,554	1,173,133

Property, plant and equipment, net	431,168	421,848
Other assets	46,261	64,502

Total assets	$1,366,983	$1,659,483

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$300,000
Accounts payable and accrued expenses	231,061	226,281
Income taxes payable	12,566	66,003
Litigation liability	15,151	26,589

Total current liabilities	258,778	618,873

Long-term debt	840,000	840,000
Postretirement benefits other than pensions	85,819	81,874
Pensions	92,159	95,052
Deferred income taxes	11,972	9,645
Other liabilities	3,157	4,474
Contingencies (see note)	—	—

Total liabilities	1,291,885	1,649,918

Stockholders’ equity
Capital stock(1)	103,810	105,777
Additional paid-in capital	945,466	885,049
Retained earnings	497,389	492,800
Accumulated other comprehensive loss	(17,802)	(19,911)

	1,528,863	1,463,715
Less treasury stock(2)	1,453,765	1,454,150

Total stockholders’ equity	75,098	9,565

Total liabilities and stockholders’ equity	$1,366,983	$1,659,483

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 207,620,439 shares in 2005 and 211,554,946 shares in 2004. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	45,049,378 shares and 46,948,011 shares of treasury stock at December 31, 2005 and December 31, 2004, respectively.
The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31

	2005	2004	2003

Operating Activities
Net earnings	$534,268	$530,837	$318,789
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	46,438	47,647	41,583
Stock-based compensation expense	5,976	3,181	117
Goodwill and intangible impairment	3,313	—	—
Loss on disposition of property, plant and equipment	8,911	2,946	2,076
Deferred income taxes	19,167	100,767	(79,490)
Changes in operating assets and liabilities:
Accounts receivable	(12,724)	25,951	9,387
Inventories	(16,247)	(22,780)	(37,630)
Prepaid expenses and other assets	16,255	13,573	(52,191)
Accounts payable, accrued expenses, pensions and other liabilities	6,757	51,172	29,612
Tax benefits from the exercise of stock options	15,860	17,070	8,535
Income taxes	(55,837)	10,848	36,870
Litigation liability	(11,438)	(215,797)	(980,510)

Net cash provided by (used in) operating activities	560,699	565,415	(702,852)

Investing Activities
Short-term investments, net	50,000	(55,000)	(5,000)
Purchases of property, plant and equipment	(89,947)	(70,326)	(48,944)
Dispositions of property, plant and equipment	22,942	6,956	197

Net cash used in investing activities	(17,005)	(118,370)	(53,747)

Financing Activities
Repayment of debt	(300,000)	—	—
Withdrawals from restricted deposits	—	—	1,242,431
Proceeds from the issuance of stock	69,375	114,276	48,286
Dividends paid	(361,208)	(344,128)	(332,986)
Stock repurchased	(200,038)	(200,031)	(150,095)

Net cash (used in) provided by financing activities	(791,871)	(429,883)	807,636

(Decrease) increase in cash and cash equivalents	(248,177)	17,162	51,037
Cash and cash equivalents at beginning of year	450,202	433,040	382,003

Cash and cash equivalents at end of year	$202,025	$450,202	$433,040

Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$314,735	$175,972	$255,043
Interest	70,351	83,551	83,553
The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except per share amounts)

				Accumulated		Total
		Additional		Other		Stockholders’
	Common	Paid-In	Retained	Comprehensive	Treasury	Equity/	Comprehensive
	Stock	Capital	Earnings	Loss	Stock	(Deficit)	Income

Balance at December 31, 2002	$102,720	$696,905	$320,288	$(62,879)	$(1,104,024)	$(46,990)
Comprehensive income:
Net earnings	—	—	318,789	—	—	318,789	$318,789
Other comprehensive income, net of tax:
Net deferred gain on cash flow hedges	—	—	—	853	—	853	853
Foreign currency translation adjustment	—	—	—	1,599	—	1,599	1,599
Minimum pension liability adjustment	—	—	—	36,969	—	36,969	36,969

Other comprehensive income							39,421

Comprehensive income							$358,210

Cash dividends — $2.00 per share	—	—	(332,986)	—	—	(332,986)
Exercise of stock options — 2,011,500 shares and issuance of restricted stock — 49,840 shares	1,030	43,734	—	—	—	44,764
Income tax benefits and decrease in receivables from exercise of stock options	—	11,910	—	—	—	11,910
Stock repurchased — 4,588,750 shares	—	—	—	—	(150,095)	(150,095)

Balance at December 31, 2003	103,750	752,549	306,091	(23,458)	(1,254,119)	(115,187)
Comprehensive income:
Net earnings	—	—	530,837	—	—	530,837	$530,837
Other comprehensive income, net of tax:
Net deferred gain on cash flow hedges	—	—	—	837	—	837	837
Foreign currency translation adjustment	—	—	—	1,751	—	1,751	1,751
Minimum pension liability adjustment	—	—	—	959	—	959	959

Other comprehensive income							3,547

Comprehensive income							$534,384

Cash dividends — $2.08 per share	—	—	(344,128)	—	—	(344,128)
Exercise of stock options — 3,849,000 shares and issuance of restricted stock — 205,560 shares	2,027	109,191	—	—	—	111,218
Income tax benefits and decrease in receivables from exercise of stock options	—	23,309	—	—	—	23,309
Stock repurchased — 4,939,400 shares	—	—	—	—	(200,031)	(200,031)

Balance at December 31, 2004	105,777	885,049	492,800	(19,911)	(1,454,150)	9,565
Comprehensive income:
Net earnings	—	—	534,268	—	—	534,268	$534,268
Other comprehensive income (loss), net of tax:
Net deferred gain on cash flow hedges	—	—	—	1,400	—	1,400	1,400
Foreign currency translation adjustment	—	—	—	1,161	—	1,161	1,161
Minimum pension liability adjustment	—	—	—	(452)	—	(452)	(452)

Other comprehensive income							2,109

Comprehensive income							$536,377

Cash dividends — $2.20 per share	—	—	(361,208)	—	—	(361,208)
Exercise of stock options — 2,179,000 shares; issuance of stock and restricted stock — 199,409 shares; issuance of stock upon conversion of restricted stock units — 24,359 shares	1,202	69,779	—	—	—	70,981
Income tax benefits and decrease in receivables from exercise of stock options	—	19,421	—	—	—	19,421
Stock repurchased — 4,438,642 shares	—	—	—	—	(200,038)	(200,038)
Retirement of treasury stock — 6,337,275 shares	(3,169)	(28,783)	(168,471)	—	200,423	—

Balance at December 31, 2005	$103,810	$945,466	$497,389	$(17,802)	$(1,453,765)	$75,098

The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
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
      The estimated fair values of amounts reported in the consolidated financial statements have been determined by using available market information or appropriate valuation methodologies. All current assets and current liabilities are carried at their fair values, which approximate market values, because of their short-term nature. The fair values of long-term assets and long-term liabilities approximate their carrying values, with the exception of the Company’s senior notes (see Borrowing Arrangements note).
      As a result of the transfer of the Company’s cigar operation to a smokeless tobacco competitor in 2004, pursuant to an agreement to resolve an antitrust action, the results of this operation are presented as Discontinued Operations for 2004 and 2003 (see Discontinued Operations note).
Revenue Recognition
       Revenue from the sale of moist smokeless tobacco products is recognized, net of any discounts or rebates granted, when title passes, which corresponds with the arrival of such products at customer locations. Revenue from the sale of wine is recognized, net of allowances, at the time products are shipped to customers. Revenue from the sale of all other products is predominantly recognized when title passes, which occurs at the time of shipment to customers.
      The Company records an accrual for estimated future sales returns of smokeless tobacco products based upon historical experience, current sales trends and other factors, in the period in which the related products are shipped.
      Costs associated with the Company’s sales incentives, consisting of consideration offered to any purchasers of the Company’s products at any point along the distribution chain, are recorded as a reduction to “net sales” on the Consolidated Statement of Operations.
      Shipping and handling costs incurred by the Company in connection with products sold are included in “cost of products sold” on the Consolidated Statement of Operations.
Cash and Cash Equivalents
       Cash equivalents are amounts invested in investment grade instruments with maturities of three months or less when acquired.
Inventories
       Inventories are stated at lower of cost or market. Elements of cost included in products in process and finished goods inventories include raw materials, comprised primarily of leaf tobacco and grapes, direct labor and manufacturing overhead. The majority of leaf tobacco costs is determined using the last-in, first-out (LIFO) method. The cost of the remaining inventories is determined using the first-in, first-out (FIFO) and average

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Summary of Significant Accounting Policies (continued)
cost methods. Leaf tobacco and wine inventories are included in current assets as a standard industry practice, notwithstanding the fact that such inventories are carried for several years for the purpose of curing and aging.
Property, Plant and Equipment
       Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based on estimated salvage values, where applicable, and the estimated useful lives of the assets, which range from 5 to 40 years. Improvements are capitalized if they extend the useful lives of the related assets, while repairs and maintenance costs are expensed when incurred. The Company capitalizes interest related to capital projects that qualify for such treatment under Statement of Financial Accounting Standards (“SFAS” or “Statement”) No. 34, Capitalization of Interest Costs.
Impairment of Long-Lived Assets
       In accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of long-lived assets, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.
Assets Held for Sale
       Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and the unlikelihood that significant changes will be made to the plan to sell the assets. The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell.
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
      The Company’s income tax provision takes into consideration pretax income, statutory tax rates and the Company’s tax profile in the various jurisdictions in which it operates. The tax bases of the Company’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining the Company’s effective tax rate and in evaluating its tax positions. Notwithstanding the fact that all of the Company’s tax filing positions are supported by the requisite tax and legal authority, accruals are established in accordance with Statement No. 5, Contingencies, when the Company believes that these positions are likely to be subject to challenge by a tax authority.
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
Advertising Costs
       The Company expenses the production costs of advertising in the period in which they are incurred. Advertising expenses, which include print and point of sale advertising and certain trade and marketing promotions, were $72.1 million in 2005, $79.4 million in 2004 and $72.5 million in 2003. At December 31, 2005 and 2004, $4.3 million of advertising-related materials were included in prepaid expenses and other current assets.
Stock-Based Compensation
       Through December 31, 2005, the Company accounted for stock-based compensation awards to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”). No stock-based compensation expense is reflected in net earnings as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Compensation expense has been recognized in net earnings during 2005 and 2004 as a result of restricted stock granted to employees and non-employee directors and restricted stock units granted to employees. Compensation expense recognized in net earnings during 2005 also included amounts related to grants of common stock to non-employee directors. Compensation expense recognized in net earnings during 2003 related to restricted stock granted to employees and non-employee directors.
      Consistent with the method described in Statement No. 123, Accounting for Stock Based Compensation (“Statement No. 123”), if compensation expense for the Company’s plans had been determined based on the fair value at the grant dates for awards under its plans, net earnings and earnings per share would have been reduced (increased) to the pro forma amounts indicated below:

	2005	2004	2003

Net earnings:
As reported	$534,268	$530,837	$318,789
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effect	3,884	2,138	76
Less: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(8,948)	(5,258)	(3,848)

Pro forma	$529,204	$527,717	$315,017

Basic earnings per share:
As reported	$3.26	$3.21	$1.91
Pro forma	$3.23	$3.20	$1.89
Diluted earnings per share:
As reported	$3.23	$3.19	$1.90
Pro forma	$3.20	$3.18	$1.88
      Total stock-based employee compensation expense determined under the fair value method for all awards, net of the related tax effect, as presented above for 2005, includes a total of $3.5 million related to those stock options subject to the acceleration of vesting, as of December 31, 2005, that would have otherwise vested in 2006 and 2007. See Stock-Based Compensation note for more details.
      On January 1, 2006, the Company adopted the provisions of Statement No. 123(R), Share-Based Payment, or Statement No. 123(R). The approach in Statement No. 123(R) is similar to the approach described in Statement No. 123; however, Statement 123(R) requires all share-based payments to employees, including

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Summary of Significant Accounting Policies (continued)
Stock-Based Compensation (continued)
grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as allowed under Statement No. 123, will no longer be an alternative. See Accounting Pronouncements below for additional details.
      Certain of the stock awards granted to employees, including options and restricted stock grants, contain a provision for the acceleration of vesting of unvested shares upon an employee’s retirement. Under Statement 123(R), for similar awards granted subsequent to January 1, 2006, the Company must revise its expense recognition approach to record the cost of awards to retirement-eligible employees over the shorter of the original award’s vesting period or the period remaining up to the employee’s retirement eligibility date. The Company does not anticipate that the retirement eligibility provision under Statement 123(R), will have a material impact on its results of operations. Furthermore, had the Company historically recognized stock-based compensation cost for retirement-eligible employees under this accelerated method, the difference in pro forma stock-based compensation expense, net of tax, for each of the periods presented above, would have been an increase in compensation expense of $0.2 million and $1 million, net of tax, in 2005 and 2003, respectively, and a decrease in compensation expense of $0.5 million, net of tax, in 2004.
Foreign Currency Translation
       In connection with foreign operations with functional currencies other than the U.S. dollar, assets and liabilities are translated at current exchange rates, while income and expenses are translated at the average rates for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss.
Net Earnings Per Share
       Basic earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had the potential dilutive shares of common stock been issued. The dilutive effect of outstanding options, restricted stock and restricted stock units is reflected in diluted earnings per share by applying the treasury stock method under SFAS No. 128, Earnings per Share. Under the treasury stock method, an increase in the fair value of the Company’s common stock can result in a greater dilutive effect from outstanding options, restricted stock and restricted stock units. Furthermore, the exercise of options and the vesting of restricted stock and restricted stock units can result in a greater dilutive effect on earnings per share.
      As the Company recognized a fourth quarter loss in 2003 due to a litigation settlement charge, certain potential common shares were excluded from the full-year 2003 diluted earnings per share calculation as they were antidilutive.
Accounting Pronouncements
       In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The Company adopted the provisions of Statement No. 154 on January 1, 2006, as required, and does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

      In December 2004, the FASB issued Statement 123(R), which is a revision of Statement No. 123. Statement 123(R) supersedes APB Opinion No. 25 and amends Statement No. 95, Statement of Cash Flows. As stated above, the approach in Statement 123(R) is similar to the approach described in Statement 123; however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure, as allowed under Statement No. 123, will no longer be an alternative. See Stock-Based Compensation above for more details.
      In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 107 to provide supplemental guidance in adopting Statement No. 123(R). The bulletin provides guidance in accounting for share-based transactions with non-employees, valuation methods, the classification of compensation expense, accounting for the income tax effects of share-based payments, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of Statement No. 123(R).
      In April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for Statement 123(R). The SEC’s new rule allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The Company has adopted Statement 123(R) for the period beginning January 1, 2006 using the modified prospective transition method, in which compensation cost is recognized beginning with the effective date based on the requirements of Statement 123(R) for all share-based payments granted after the effective date, and based on the requirements of Statement 123 for all awards granted to employees prior to the adoption date of Statement 123(R) that remain unvested on the adoption date.
      As permitted by Statement 123, prior to January 1, 2006, the Company accounted for share-based payments to employees and non-employee directors using the intrinsic value method prescribed in APB Opinion No. 25. The Company grants stock options with exercise prices equal to the respective grant date’s fair market value and, as such, recognized no compensation cost for such stock options. The impact of adoption of Statement 123(R) on future periods cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the Stock-Based Compensation section of the Summary of Significant Accounting Policies note. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
      In November 2004, the FASB issued Statement No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“Statement No. 151”). Statement No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage, and requires these costs be treated as current period charges. In addition, Statement No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company has adopted the provisions of Statement No. 151 on January 1, 2006, as required, and does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements.
      There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the consolidated financial statements of the Company.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Inventories
Inventories at December 31, 2005 and 2004, respectively, were as follows:

	December 31

	2005	2004

Leaf tobacco	$202,553	$205,646
Products in process	203,396	208,935
Finished goods	156,343	134,662
Other materials and supplies	21,115	17,917

	$583,407	$567,160

      At December 31, 2005 and 2004, $230.2 million and $225.1 million, respectively, of leaf tobacco inventories were valued using the LIFO method. The average costs of these inventories were greater than the amounts at which these inventories were carried in the Consolidated Statement of Financial Position by $74.4 million and $70.4 million, respectively. At December 31, 2005 and 2004, leaf tobacco of $46.8 million and $50.9 million, respectively, was valued using the FIFO method, reflecting the cost of those leaf tobacco purchases made subsequent to the previous crop year end.
Assets Held for Sale
The Company had $3.4 million classified as “assets held for sale” at December 31, 2005, which consisted of a winery property located in California. Management, having proper authority, initiated the disposal of the California property and related assets in connection with the overall strategic objectives of the Company’s winery operation. These assets met the criteria to be considered held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at December 31, 2005. As the net carrying value of the assets was lower than its respective estimated fair value less costs to sell, there was no impairment charge recorded in 2005, upon management’s commitment to dispose of the property and its related assets. At December 31, 2004, the Company had no assets classified as held for sale.
Property, Plant and Equipment, Net
Property, plant and equipment are reported at cost less accumulated depreciation. Property, plant and equipment at December 31, 2005 and 2004, respectively, are as follows:

	December 31

	2005	2004

Land	$18,417	$18,745
Buildings	265,639	266,992
Machinery and equipment	525,242	515,094

	809,298	800,831
Less accumulated depreciation	378,130	378,983

	$431,168	$421,848

      Depreciation expense was $45.3 million for 2005, $45.4 million for 2004 and $39.1 million for 2003.

Commitments
Purchase Agreements
       At December 31, 2005, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.
      The Company is obligated to make payments in the upcoming year of approximately $19.1 million for leaf tobacco to be used in the production of moist smokeless tobacco products. The decrease from the December 31, 2004 commitment of $21.6 million is primarily a result of the impact of tobacco quota buyout legislation on leaf tobacco costs (see Other Matters note).
      Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. The Company is obligated to make future payments for purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions, as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

Grape commitments	$60,237	$51,804	$48,581	$47,322	$43,940	$75,294	$327,178
      Payments made in connection with unconditional purchase obligations for grapes were $54.6 million, $47.6 million and $58.8 million in 2005, 2004 and 2003, respectively.
Operating Leases
       The Company leases certain property and equipment under various operating lease arrangements. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2005:

	2006	2007	2008	2009	2010	Thereafter	Total

Lease commitments	$8,199	$6,564	$4,628	$2,881	$1,022	$8,846	$32,140
      Rent expense was $12.5 million for 2005, $13.8 million for 2004 and $12.9 million for 2003.
Restricted Deposits
In January 2003, restricted deposits held in a qualified settlement fund with the U.S. District Court in connection with the antitrust litigation involving the Company’s smokeless tobacco subsidiary, along with additional cash of $19.7 million, were utilized to pay the antitrust judgment (see Other Matters note).
Other Assets
Other assets at December 31, 2005 and 2004, respectively, consisted of the following:

	December 31

	2005	2004

Prepaid pension costs	$32,422	$46,295
Capitalized debt costs	4,343	5,440
Goodwill	2,649	4,944
Other	6,847	7,823

	$46,261	$64,502

      Capitalized debt costs as of December 31, 2005 and 2004 included applicable fees incurred in connection with the Company’s senior notes outstanding and credit facilities in place as of such dates. These costs are being amortized over their applicable terms (see Borrowing Arrangements note).
      The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill must be tested for impairment annually, or more frequently if certain indicators exist. During the fourth quarter of 2005, as a result of its annual impairment testing, the Company

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other Assets (continued)
recorded an impairment charge of approximately $2.4 million related to goodwill for F.W. Rickard Seeds, Inc., a second-tier subsidiary included in the Smokeless Tobacco segment. This testing included consideration of the recent deterioration in sales trends, as well as the future expectations for the seed business and industry. The fair value of the entity, which was used in computing the impairment charge, was calculated based upon both comparable market multiples and discounted expected cash flows. There were no goodwill impairment charges recognized in 2004 or 2003.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses at December 31, 2005 and 2004, respectively, consisted of the following:

	December 31

	2005	2004

Trade accounts payable	$78,947	$71,529
Employee compensation and benefits	61,340	64,688
Interest payable on debt	19,669	27,369
Smokeless tobacco settlement-related charges	17,997	13,555
Returned goods accrual	15,852	15,785
Other accrued expenses	37,256	33,355

	$231,061	$226,281

Borrowing Arrangements
Outstanding debt consisted of the following:

	December 31

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value(1)	Value	Value(1)

Current portion of long-term debt:
Senior notes, due March 15, 2005	$—	$—	$300,000	$303,510

Long-term debt:
Senior notes, due June 1, 2009	240,000	248,960	240,000	264,220
Senior notes, due July 15, 2012	600,000	621,480	600,000	673,800

	840,000	870,440	840,000	938,020

	$840,000	$870,440	$1,140,000	$1,241,530

(1)	The fair value of the Company’s long-term debt is estimated based upon the application of current interest rates offered for debt with similar terms and maturities.
      On July 9, 2004, the Company replaced its $300 million unsecured line of credit with various financial institutions, (the “Credit Facility”), comprised of a $150 million, 364-day credit agreement and a $150 million, three-year credit agreement, with a new $300 million three-year credit facility (the “New Credit Facility”). The New Credit Facility and the Credit Facility were executed primarily to support commercial paper borrowings. In addition, under the terms of the New Credit Facility, the Company may borrow directly from the financial institutions that are parties therein. The Company had no direct borrowings under either credit facility or commercial paper borrowings at December 31, 2005 or 2004.
      Costs of approximately $0.9 million associated with the establishment of the New Credit Facility were capitalized in 2004 and are being amortized over the applicable term. Approximately $0.3 million and $0.2 million of these costs have been recognized for the year ended December 31, 2005 and 2004, respectively. Approximately $0.7 million of origination costs, capitalized in 2002 associated with the Credit Facility, was recognized for the year ended December 31, 2004. The New Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the New Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is ..15 percent per annum. Commitment fees incurred for the New Credit Facility approximated $0.5 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively. Commitment fees incurred for the Credit Facility approximated $0.5 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2005, the Company was in compliance with all covenants under the terms of the New Credit Facility.
      In July 2002, the Company issued $600 million aggregate principal amount of 6.625 percent senior notes at a price of 99.53 percent of the principal amount. These notes mature on July 15, 2012, with interest payable semiannually. Approximately $4.8 million of the costs associated with the issuance of the notes were capitalized and are being amortized over the term of the notes. Approximately $0.5 million of these costs have been recognized in each of the three years ended December 31, 2005, 2004 and 2003. The Company used a portion of the net proceeds from the $600 million senior notes to pay the remaining principal, fees and prepayment penalties associated with the $1 billion financing arrangement in the amount of $325.8 million, which was deposited with the U.S. District Court to satisfy the bonding requirement for certain antitrust litigation (see Other Matters note).
      In March 2000, the Company issued $300 million aggregate principal amount of 8.8 percent fixed rate senior notes, with interest payable semiannually. These notes were redeemed at maturity on March 15, 2005.
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
      All derivatives are recognized as either assets or liabilities in the Consolidated Statement of Financial Position with measurement at fair value, and changes in the fair values of derivative instruments are reported in either net earnings or other comprehensive income depending on the designated use of the derivative and whether it meets the criteria for hedge accounting. The accounting for gains and losses associated with

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Derivative Instruments and Hedging Activities (continued)
changes in the fair value of derivatives and the related effects on the consolidated financial statements is subject to their hedge designation and whether they meet effectiveness standards.
      The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. This interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the $40 million debt principal (see Borrowing Arrangements note). The fair value of the swap at December 31, 2005 and 2004 was a net liability of $1.9 million and $4 million, respectively, based on dealer quotes, considering current market rates, and was included in “other liabilities” on the Consolidated Statement of Financial Position. Accumulated other comprehensive loss at December 31, 2005 and 2004 included the accumulated loss on the cash flow hedge (net of taxes) of $1.2 million and $2.6 million, respectively. This reflects $1.4 million and $0.8 million (net of taxes) of other comprehensive income recognized for the year ended December 31, 2005 and 2004, respectively, in connection with the change in fair value of the swap.
      In addition, the Company has entered into foreign currency forward contracts, designated as effective cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with forecasted transactions and firm commitments to purchase oak barrels for its wine operations and certain equipment for its tobacco operations. There were several of such foreign currency forward contracts outstanding at December 31, 2005, from which the net accumulated derivative loss, included in accumulated other comprehensive loss, was immaterial.
      Other derivative contracts at December 31, 2005 included forward contracts to purchase leaf tobacco for use in manufacturing smokeless tobacco products and grapes and bulk wine for use in wine production. These forward contracts meet the normal purchases exception, exempting them from the accounting and reporting requirements under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
Capital Stock
The Company has two classes of capital stock: preferred stock, with a par value of $.10 per share, and common stock, with a par value of $.50 per share. Authorized preferred stock is 10 million shares and authorized common stock is 600 million shares. There have been no shares of the Company’s preferred stock issued. Events causing changes in the issued and outstanding shares of common stock are described in the Consolidated Statement of Changes in Stockholders’ Equity (Deficit).
      Common stock issued at December 31, 2005 and 2004 was 207,620,439 shares and 211,554,946 shares, respectively. Treasury shares held at December 31, 2005 and 2004 were 45,049,378 shares and 46,948,011 shares, respectively.
      The Company repurchased a total of 4.4 million shares and 4.9 million shares during 2005 and 2004, respectively, at a cost of $200 million each year. Of these totals, the Company repurchased 64,000 shares and 0.3 million shares in 2005 and 2004, respectively, at prevailing market prices directly from the trust established for the Company’s defined benefit pension plans. Of the total shares repurchased in 2005, 1,651,989 shares were repurchased pursuant to the Company’s authorized program, approved in October 1999, to repurchase its outstanding common stock up to a maximum of 20 million shares. Repurchases under this program resulted in a total cost of $646.2 million. In December 2004, the Company’s Board of Directors authorized a new program under which the Company may repurchase up to 20 million additional shares of its outstanding common stock. Through December 31, 2005, 2,786,653 shares have been repurchased at a cost of approximately $117 million under the new program.

      In May 2005, the Company authorized that 10 million shares of its common stock be reserved for issuance under the 2005 Long Term Incentive Plan (“2005 LTIP”), which was approved by stockholders at the Company’s Annual Meeting on May 3, 2005. Of the total shares reserved, 6.3 million shares of the Company’s treasury stock were retired for this purpose. The remaining 3.7 million shares, which had been retired in previous years from the Company’s treasury stock, in connection with the establishment of the UST Inc. Amended and Restated Stock Incentive Plan, the Nonemployee Directors’ Stock Option Plan and the Nonemployee Directors’ Restricted Stock Award Plan, are available for issuance under the 2005 LTIP (See Stock-Based Compensation note for details on awards made under this plan).
Stock-Based Compensation
On December 8, 2005, the Board of Directors of the Company, upon the recommendation of its Compensation Committee, approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees and officers, including executive officers, under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan. As a result of the acceleration, stock options to acquire approximately 1.1 million shares of the Company’s common stock became exercisable on December 31, 2005. All other terms related to these stock options were not affected by this acceleration. The exercise prices of the accelerated options range from $33.25 to $40.94. The closing price of UST Inc. common stock on December 30, 2005 was $40.83.
      In order to prevent unintended personal benefits to the Company’s officers, the accelerated vesting was conditioned on such officers entering into an amendment to their original option award agreements providing that such officers will not, subject to limited exceptions, sell, transfer, assign, pledge or otherwise dispose of any shares acquired upon exercising the accelerated portion of the options before the earlier of the date on which that portion of the options would have otherwise vested under the original terms of the applicable option agreements or separation from service.
      The decision to accelerate the vesting of these options during 2005 was made in connection with the Company’s current intention to use other forms of equity compensation with decreasing dependence on stock options and to reduce the compensation expense that the Company would otherwise be required to record in future periods following the Company’s adoption of Statement No. 123(R) on January 1, 2006. As a result of the acceleration of these options, the Company will avoid recognizing approximately $3 million in 2006 and $0.5 million in 2007 in incremental compensation expense associated with these options in its 2006 and 2007 Consolidated Statements of Operations. These amounts, however, are included in the 2005 total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect, for pro forma purposes in the Stock-Based Compensation section of the Summary of Significant Accounting Policies note to the Consolidated Financial Statements.
      Based on the market price of the Company’s common stock on December 30, 2005, approximately 906,000 of the options accelerated were “in-the-money.” A stock option is deemed to be “in-the-money” if the market price of the Company’s common stock exceeds the accelerated options’ exercise price as of the acceleration date. The Company recorded a non-cash compensation expense charge of approximately $0.3 million in the fourth quarter of 2005 in connection with the acceleration of these “in-the-money” options. In accordance with APB Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44, Interpretation of APB Opinion No. 25, this charge was based upon the estimated number of “in-the-money” options that employees will retain as a result of the acceleration that otherwise would have forfeited prior to the original vesting dates.
      In May 2005, the Company authorized that 10 million shares of its common stock be reserved for issuance under the 2005 LTIP, which was approved by stockholders at the Company’s Annual Meeting on May 3, 2005. As of that date, all stock-based awards were issued from the 2005 LTIP, as the UST Inc. Amended and Restated Stock Incentive Plan, the Nonemployee Directors’ Stock Option Plan and the Nonemployee Directors’ Restricted Stock Award Plan are considered to be inactive. Forfeitures from these inactive plans are transferred into the 2005 LTIP as they occur, and are considered available for future issuance under the 2005 LTIP.
      Under the 2005 LTIP and the Company’s other inactive plans, options were granted at not less than the fair market value on the date of grant. In accordance with the intrinsic value-based method prescribed by APB Opinion No. 25, no compensation expense was recognized through December 31, 2005 for these stock

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Stock-Based Compensation (continued)
options granted. However, with the January 1, 2006 adoption of Statement 123(R), compensation expense will be recognized in the Consolidated Statement of Operations based on the fair values of the unvested portion of an award made to an executive officer in December 2005, under the 2005 LTIP, and of option awards made subsequent to January 1, 2006, if any.
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
      The fair value of each option grant, for pro forma disclosure purposes, was estimated on the date of grant using the modified Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Expected dividend yield	4.9%	5.0%	5.0%
Risk-free interest rate	4.5%	3.9%	3.5%
Expected volatility	24.2%	13.2%	34.1%
Expected life of option	7.3 years	7.5 years	7.5 years
      The following table presents a summary of the Company’s stock option activity and related information for the years ended December 31 (options in thousands):

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	9,120.3	$31.68	12,152.6	$29.98	12,825.5	$28.41
Granted	58.9	40.60	879.3	39.29	1,402.1	33.24
Exercised	(2,179.0)	30.10	(3,849.0)	28.07	(2,011.5)	22.23
Forfeited	(143.9)	37.79	(43.8)	33.50	(39.4)	30.34
Expired	(10.7)	30.97	(18.8)	27.81	(24.1)	25.50

Outstanding at end of year	6,845.6	$32.13	9,120.3	$31.68	12,152.6	$29.98

Exercisable at end of year	6,795.6	$32.08	7,083.8	$30.11	9,783.1	$28.83
Weighted-average fair value of options granted during the year		$6.86		$2.76		$7.21
      The decline in stock options outstanding from 2003 to 2005 of 43.7 percent reflected the Company’s intention to use other forms of equity compensation with decreasing dependence on stock options.

      The following table summarizes information about stock options outstanding at December 31, 2005 (options in thousands):

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number of	Remaining	Exercise	Number of	Exercise
Exercise Prices	Options	Contractual Life	Price	Options	Price

$15.06 - 15.53	602.1	4.5 years	$15.06	602.1	$15.06
27.69 - 40.94	6,234.5	5.1 years	33.75	6,184.5	33.71
53.08	9.0	9.1 years	53.08	9.0	53.08

$15.06 - 53.08	6,845.6	5.1 years	$32.13	6,795.6	$32.08

      Options granted under the 2005 LTIP become exercisable over a vesting period from the date of grant as determined by the Compensation Committee of the Board of Directors, and may be exercised up to a maximum of ten years from the date of grant. Under the Amended and Restated Stock Incentive Plan and 1992 Stock Option Plan, options first became exercisable, in ratable installments or otherwise, over a period of one to five years from the date of grant and may be exercised up to a maximum of ten years from the date of grant. In May 2000, the Company’s stockholders approved an amendment to the 1992 Stock Option Plan, increasing the number of shares authorized for grant by 5 million, to be issued over the plan’s remaining term. Under the Nonemployee Directors’ Stock Option Plan, options first became exercisable six months from the date of grant, may be exercisable up to a maximum of ten years from the date of grant and must be paid in full at the time of the exercise.
      At December 31, 2005, 9.7 million shares were available for grant under the 2005 LTIP. At December 31, 2004, there were 3.4 million shares available under the Amended and Restated Stock Incentive Plan and no shares available under the 1992 Stock Option Plan and the Nonemployee Directors’ Stock Option Plan. During 2005, 159,900 shares of restricted stock were issued with a weighted-average grant date fair value of $38.35 per share under the 2005 LTIP, of which 69,900 restricted shares are subject to certain performance-based criteria related to the Company’s earnings. Prior to May 2005 and during 2004, 50,000 shares and 199,000 shares of restricted stock were issued with a weighted-average grant date fair value of $48.02 and $39.77 per share, respectively, in connection with the Amended and Restated Stock Incentive Plan. Of the total granted under the Amended and Restated Stock Incentive Plan, 50,000 restricted shares and 147,400 restricted shares awarded in 2005 and 2004, respectively, are subject to certain performance-based criteria related to the Company’s earnings. In 2005, the Company issued 112,085 restricted stock units, net of forfeitures, with a grant date fair value of $38.35 to eligible employees under the 2005 LTIP. During 2004, the Company issued 102,700 restricted stock units, net of forfeitures, with a grant date fair value of $39.31 to eligible employees under the Amended and Restated Stock Incentive Plan.
      During 2005 and 2004, 4,440 shares and 6,560 shares, net of forfeitures, of the Company’s common stock were issued under the Nonemployee Directors’ Restricted Stock Award Plan, with a weighted-average grant date fair value of $50.95 and $41.79 per share, respectively. These restricted shares vest at the sooner of three years from the grant date or at the non-employee director’s retirement. Under the 2005 LTIP, non-employee directors receive unrestricted shares of common stock as a component of their annual retainer and for committee and board meeting attendance. Non-employee directors can also choose to defer shares awarded as part of their annual retainer. During 2005, 11,906 shares of common stock were awarded outright to non-employee directors, while 10,964 shares were deferred by certain of the non-employee directors.
      Receivables from the exercise of stock options in the amount of $8.3 million in 2005, $11.9 million in 2004 and $18.1 million in 2003 have been deducted from stockholders’ equity.
Accumulated Other Comprehensive Loss
The components of comprehensive income that relate to the Company are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges, all of which are presented in the Consolidated Statement of

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Accumulated Other Comprehensive Loss (continued)
Changes in Stockholders’ Equity (Deficit). Changes in accumulated other comprehensive loss are recorded directly to stockholders’ equity and do not affect the net earnings or cash flows of the Company.
Accumulated other comprehensive loss consists of the following components, net of taxes:

				Total
	Foreign	Minimum	Fair Value of	Accumulated
	Currency	Pension	Derivative	Other
	Translation	Liability	Instruments	Comprehensive
	Adjustment	Adjustment	Adjustment	(Loss) Income

Balance at December 31, 2002	$(4,400)	$(53,906)	$(4,573)	$(62,879)
Net change for the year	1,599	36,969	853	39,421

Balance at December 31, 2003	(2,801)	(16,937)	(3,720)	(23,458)
Net change for the year	1,751	959	837	3,547

Balance at December 31, 2004	(1,050)	(15,978)	(2,883)	(19,911)
Net change for the year	1,161	(452)	1,400	2,109

Balance at December 31, 2005	$111	$(16,430)	$(1,483)	$(17,802)

      The net change for the years ended December 31, 2005, 2004 and 2003, respectively, for the following components of accumulated other comprehensive loss, is reflected net of tax (expense) benefit of:

	2005	2004	2003

Foreign currency translation adjustment	$(625)	$(943)	$(862)
Minimum pension liability adjustment	244	(516)	(19,906)
Fair value of derivative instruments adjustment	(754)	(451)	(459)

	$(1,135)	$(1,910)	$(21,227)

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

      The Company uses a December 31 measurement date for all of its plans. The following table represents a reconciliation of the plans at December 31, 2005 and 2004, respectively:

			Postretirement
			Benefits Other
	Pension Plans		than Pensions

	2005	2004	2005	2004

Change in Benefit Obligation
Benefit obligation at beginning of year	$493,334	$453,081	$92,631	$77,904
Service cost	18,332	16,688	5,659	4,734
Interest cost	28,744	27,493	5,340	4,854
Plan participants’ contributions	—	—	353	313
Plan amendments	340	—	(20,800)	—
Actuarial loss	14,863	15,532	7,176	13,425
Medicare Part D, including subsidy	—	—	—	(4,100)
Benefits paid	(20,909)	(19,460)	(5,375)	(4,499)

Benefit obligation at end of year	$534,704	$493,334	$84,984	$92,631

Change in Plan Assets
Fair value of plan assets at beginning of year	$355,891	$327,741	—	—
Actual return on plan assets	18,886	43,048	—	—
Employer contributions	17,371	5,680	—	—
Benefits paid	(20,909)	(19,460)	—	—
Administrative expenses	(1,203)	(1,118)	—	—

Fair value of plan assets at end of year	$370,036	$355,891	—	—

Funded Status
Funded status at end of year	$(164,668)	$(137,443)	$(84,984)	$(92,631)
Unrecognized actuarial loss	125,565	108,905	23,737	17,683
Unrecognized prior service cost (benefit)	36	(305)	(24,572)	(6,926)
Unrecognized transition obligation	(17)	(25)	—	—

Accrued benefit cost	$(39,084)	$(28,868)	$(85,819)	$(81,874)

Amounts Recognized in the Consolidated Statement of Financial Position
Prepaid benefit cost	$32,422	$46,295	$—	$—
Accrued benefit liability	(97,902)	(100,670)	(85,819)	(81,874)
Intangible asset	1,118	925	—	—
Accumulated other comprehensive loss	25,278	24,582	—	—

Net amount recognized	$(39,084)	$(28,868)	$(85,819)	$(81,874)

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Employee Benefit and Compensation Plans (continued)
Assumptions

			Postretirement
			Benefits Other
	Pension Plans		than Pensions

	2005	2004	2005	2004

The weighted-average assumptions used to determine benefit obligations
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	4.80%	4.80%	—	—
The weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	4.80%	4.80%	—	—
      The rate of increase in per capita costs of covered health care benefits is assumed to be 9 percent for 2006 and is assumed to decrease gradually to 4.5 percent by the year 2013 and remain at that level thereafter.
      Net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003, respectively, includes the following components:

				Postretirement Benefits
	Pension Plans			Other than Pensions

	2005	2004	2003	2005	2004	2003

Service cost	$18,332	$16,688	$15,634	$5,659	$4,734	$4,010
Interest cost	28,744	27,493	26,037	5,340	4,854	4,308
Expected return on plan assets	(25,100)	(23,282)	(18,189)	—	—	—
Amortization of unrecognized transition obligation	(8)	(8)	215	—	—	—
Amortization of prior service cost	(1)	(43)	(56)	(3,153)	(4,374)	(5,540)
Recognized actuarial loss	5,620	6,935	9,498	1,120	339	112

Net periodic benefit cost	$27,587	$27,783	$33,139	$8,966	$5,553	$2,890

      A plan’s projected benefit obligation (PBO) represents the present value of the pension obligation assuming salary increases. A plan’s accumulated benefit obligation (ABO) represents this obligation based upon current salary levels.

      The ABO, PBO and fair value of plan assets for all funded and unfunded plans as of December 31 are as follows:

	2005		2004

		Plans in		Plans in
	Plans in	Which	Plans in	Which
	Which	Accumulated	Which	Accumulated
	Assets Exceed	Benefits	Assets Exceed	Benefits
	Accumulated	Exceed	Accumulated	Exceed
	Benefits	Assets	Benefits	Assets

Accumulated benefit obligation	$277,098	$180,823	$251,551	$173,318
Projected benefit obligation	338,183	196,521	305,252	188,082
Fair value of plan assets	286,751	83,285	282,904	72,987
      The accumulated benefit obligation for all defined benefit pension plans was $457.9 million and $424.9 million at December 31, 2005 and 2004, respectively. The Company’s unfunded plans, maintained to provide additional benefits for certain employees, accounted for $91.9 million and $105.7 million of the ABO and PBO, respectively, at December 31, 2005.
      The assumed health care cost trend rates have a significant effect on the amounts reported for the welfare benefit plans. To illustrate, a one-percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2005 by approximately $11.4 million and increase the service and interest cost components of expense by approximately $2 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2005 by approximately $10 million and decreased the service and interest components of expense by approximately $1.7 million.
      Plan assets of the Company’s pension plans include marketable equity securities, including common stock of the Company, and corporate and government debt securities. At December 31, 2005 and 2004, the fund held 0.4 million shares of the Company’s common stock having a market value of $16.1 million and $22.1 million, respectively. During 2005 and 2004, the Company repurchased 64,000 shares and 0.3 million shares, respectively, at prevailing market prices directly from the trust established for the Company’s defined benefit pension plans. These repurchases were made in connection with the Company’s objective to diversify the investments held by the trust. Dividends paid on shares held by the fund were $0.9 million and $1.1 million in 2005 and 2004, respectively.
Weighted-Average Asset Allocations by Asset Category

		Pension Plans —
		Allocation of Plan
		Assets at
		December 31

	Target	2005	2004
	Alloation

Asset Category
Equity securities	60-75%	73%	76%
Debt securities	20-35%	27%	24%
Other	0-5%	0%	0%

		100%	100%

      The Company believes that in 2006 and beyond, its pension investments will earn a nominal return of 7.50 percent over the long term. The Company bases this belief upon the results of analyses that it has made of the asset categories in which it has pension investments and their weight in the overall pension investment portfolio. The primary analysis conducted by the Company estimates the expected long-term rate of return from a review of historical returns, using the longest return data available for each asset class. Minor modifications to the long-term return data are made to reflect reversion to the mean, and for fixed-income investments, the current yield curve.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Employee Benefit and Compensation Plans (continued)
Weighted-Average Asset Allocations by Asset Category (continued)
      The overall objective of the Company’s pension investment program is to achieve a rate of return on plan assets that, over the long term, will fund retirement liabilities and provide for required Plan benefits in a manner that satisfies the fiduciary requirements of ERISA. The Company believes that over the long-term, asset allocation is the key determinant of the returns generated by the Plan and the associated volatility of returns. In determining its investment strategies for Plan assets, the Company considers a number of specific factors that may affect its allocation of investments in different asset categories. The Company monitors these variables and Plan performance within targeted asset allocation ranges, and may periodically reallocate assets consistent with its long-term objectives to reflect changing conditions.
      Consistent with this strategy, the Company is currently completing an asset-liability management study to ascertain whether its current targets for the allocation of Plan assets are efficient. While the Company cannot say with certainty, it does not anticipate that major changes in the Plan’s asset allocation targets will result. However, it is possible that some adjustments to these targets could be made that would impact the Company’s future expectation of its long-term investment return on Plan assets, and that any such adjustment could result in a higher or lower expected return assumption.
Cash Flows
       During 2005, the Company made a discretionary contribution of $11.6 million to its qualified defined benefit pension plans. No contributions were made by the Company during 2004 to its qualified defined benefit pension plans.
      During 2005 and 2004, the Company made contributions of $5.8 million and $5.7 million, respectively, to its non-qualified defined benefit pension plans. The Company expects to contribute $6.5 million to its non-qualified defined benefit pension plans in 2006.
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

	2006	2007	2008	2009	2010	2011-2015

Pension plans	$23,260	$24,127	$25,468	$26,752	$28,273	$166,083
Postretirement benefits other than pensions	$5,331	$5,715	$6,164	$6,492	$6,809	$39,601
Additional Information

	Pension Plans

	2005	2004

Increase (decrease) in minimum pension liability included in other comprehensive loss, net of tax	$452	$(959)

      Effective July 1, 2004, the Company adopted FSP No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), on a prospective basis, in connection with its postretirement welfare benefit plans. The Act provides for a federal subsidy of certain prescription drug claims for sponsors of retiree health care plans with benefits that are deemed to be at least actuarially equivalent to those offered under Medicare Part D. The Company has determined, with input from the postretirement welfare benefit plans’ actuary, that the prescription drug benefits provided under such plans are at least actuarially equivalent to those under Medicare Part D. As such, on July 1, 2004, the accumulated postretirement benefit obligation (“APBO”) was remeasured, reflecting the effects of the subsidy. This remeasurement was based upon the provisions of the plans in place on July 1, 2004, and incorporated the most current actuarial assumptions and discount rates. In accordance with FSP No. 106-2, the effect on the Company’s APBO, as a result of the subsidy, was accounted for as an actuarial experience gain, which is being amortized as a component of net periodic postretirement benefit cost. The expected subsidy under the Act reduced the Company’s APBO by approximately $4.1 million as of July 1, 2004, primarily due to benefits attributed to past service. The adoption of FSP No. 106-2 also affected service and interest costs associated with the plans and reduced the net periodic postretirement benefit cost by approximately $0.4 million for the year ended December 31, 2004.
      In October 2005, in light of the prescription drug benefits offered under Medicare Part D, the Company announced that, effective January 1, 2006, its welfare benefit plans will no longer include prescription drug coverage for substantially all Medicare-eligible retirees or their Medicare-eligible spouses or dependents. In accordance with FSP No. 106-2, this amendment to reduce coverage to levels that are no longer deemed actuarially equivalent does not impact the actuarial experience gain previously recognized in connection with the subsidy. However, the combined impact of the amendment and the effective elimination of the subsidy are reflected as a credit to prior service cost. Due to this amendment, the subsidy to be received under the Act is not expected to be material for any of the years presented in the above table of future benefit payments.
      In accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, the impact of the October plan amendment effectively eliminating prescription drug benefits, along with the impact of other amendments to retiree health and welfare plans, all communicated in the same October announcement, were recognized beginning in the fourth quarter of 2005. The impact of these amendments is included in the “Plan amendments” line item in the “Change in Benefit Obligation” table on page 55. These amendments will continue to impact net periodic postretirement benefit cost over the estimated remaining service period of affected participants. The impact of these amendments to the Company’s 2005 consolidated statements of operations and financial position was not material.
      The Company sponsors a defined contribution plan (the “Employees’ Savings Plan”) covering substantially all of its employees. Employees are eligible to participate in the Employees’ Savings Plan from the commencement of their employment provided they are scheduled to work at least 1,000 hours per year. Company contributions are based upon participant contributions and begin upon completion of one year of service. The expense associated with Company contributions was $6.2 million in 2005 and $5.9 million in both 2004 and 2003.
      The Company has an Incentive Compensation Plan (“ICP”) which provides for bonus payments to designated employees based on stated percentages of earnings before income taxes as defined in the ICP. The ICP also allows for discretionary reductions to this calculated amount. Expenses under the ICP amounted to $41.3 million in 2005, $43.6 million in 2004 and $25.8 million in 2003. The 2003 expense reflects a reduction in the Company’s ICP to offset a $15.9 million charge related to a second-tier subsidiary.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Income Taxes
The income tax provision (benefit) consists of the following:

	2005	2004	2003

Current:
Federal	$251,001	$193,073	$250,030
State and local	23,181	5,698	27,141

Total current	274,182	198,771	277,171

Deferred:
Federal	10,618	86,686	(68,396)
State and local	8,549	14,081	(11,094)

Total deferred	19,167	100,767	(79,490)

	$293,349	$299,538	$197,681

      The tax provisions do not reflect $15.9 million, $17.1 million and $8.5 million for 2005, 2004 and 2003, respectively, of tax benefits arising from the exercise of stock options. These amounts were credited directly to additional paid-in capital.
      The deferred tax provision (benefit) amounts do not reflect the tax effects resulting from changes in accumulated other comprehensive loss (see Accumulated Other Comprehensive Loss note).
      Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      Components of deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004

Deferred tax assets:
Postretirement benefits other than pensions	$29,378	$28,386
Accrued pension liabilities	33,324	34,431
Antitrust litigation	5,869	10,236
Other accrued liabilities	13,592	12,863
Net operating loss, tax credit and capital loss carryforwards	4,571	12,047
All other, net	1,394	1,794

Total deferred tax assets	88,128	99,757

Deferred tax liabilities:
Depreciation	69,798	61,528
Prepaid pension asset	11,348	16,203
Capitalized debt costs	428	1,904
Inventory-related adjustments	6,904	170

Total deferred tax liabilities	88,478	79,805

Net deferred tax liabilities (assets)	$350	$(19,952)

      Pretax state net operating loss and tax credit carryforwards totaled $33 million and $138.6 million at December 31, 2005 and 2004, respectively. The Company expects to utilize these carryforwards prior to their expiration between 2006 and 2022. In addition, the Company has pretax federal capital loss carryforwards of $2.2 million and $3.7 million at December 31, 2005 and 2004, respectively. The Company expects to utilize these carryforwards prior to their expiration between 2006 and 2007.
      Differences between the Company’s effective tax rate and the U.S. federal statutory income tax rate are explained as follows:

	2005	2004	2003

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.8	2.6	2.0
Manufacturing deduction	(1.0)	—	—
Reversals of income tax accruals	(2.2)	(2.3)	—
Other, net	0.8	0.5	1.0

	35.4%	35.8%	38.0%

      The Company recorded reversals of income tax accruals of $18 million and $20 million, net of federal income tax benefit, in 2005 and 2004, respectively.
      The effective tax rate in 2005 was favorably impacted by the $8 million tax benefit from the deduction available for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004. The Company expects to recognize a similar deduction in 2006.
      The increase in the portion of the effective income tax rate related to state and local taxes, net of federal tax benefit, from 2004 to 2005 primarily resulted from changes in tax legislation in certain state jurisdictions in 2005. The portion of the effective income tax rate related to state and local taxes, net of federal tax benefit, from 2003 was favorably affected by the litigation losses in 2003.
      At December 31, 2005 and 2004, the Company had not provided federal income taxes on earnings of approximately $21.3 million and $16.7 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income and foreign withholding taxes; however, the Company does not anticipate that these additional tax amounts would be material, primarily due to additional foreign tax credits that would be applied against such amounts.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Segment Information
The Company’s reportable segments are Smokeless Tobacco and Wine. Through its subsidiaries, the Company operates predominantly in the tobacco industry as a manufacturer and marketer of moist smokeless tobacco products and also produces and markets premium wines. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. This caption is comprised of the Company’s international operations, which market moist smokeless tobacco products in select markets. The Company operates primarily in the United States. Foreign operations and export sales are not significant.
      Smokeless Tobacco segment sales are principally made to a large number of wholesalers and several retail chain stores which are widely dispersed throughout the United States. Over the past three years, sales to one customer have averaged approximately 16.6 percent of annual Smokeless Tobacco segment sales.
      Wine segment sales are principally made to wholesalers, which are located throughout the United States. Over the past three years, sales to two customers have averaged approximately 43.9 percent of annual Wine segment sales.
      Net sales and operating profit are reflected net of intersegment sales and profits.
      Operating profit is comprised of net sales less operating expenses and an allocation of corporate expenses. Operating results for the Smokeless Tobacco segment in 2003 included the effects of the charges associated with the antitrust actions (see Other Matters note).
      The decrease in identifiable assets in Corporate assets in 2005 was primarily due to the $300 million cash payment for senior notes, upon maturity, in March 2005. The decrease in identifiable assets in All Other Operations in 2004 was primarily due to the transfer of the Company’s cigar operation. See the Discontinued Operations note for more details on this transfer. Corporate assets consist mainly of cash and cash equivalents and short-term investments which reflect a decrease in 2005. Corporate capital expenditures and depreciation expense are net of amounts which have been allocated to each reportable segment and All Other Operations for purposes of reporting operating profit and identifiable assets. Interest, net and income taxes are not allocated and reported by segment, since they are excluded from the measure of segment performance reviewed by management.

	Year Ended December 31

	2005	2004	2003

Net Sales to Unaffiliated Customers
Smokeless Tobacco	$1,561,667	$1,575,254	$1,504,893
Wine	248,342	226,650	194,905
All Other	41,876	36,334	32,064

Net sales	$1,851,885	$1,838,238	$1,731,862

Operating Profit
Smokeless Tobacco	$852,478	$897,991	$585,910
Wine	37,764	32,382	24,341
All Other	14,338	10,266	7,962

Operating profit	904,580	940,639	618,213
Corporate expenses	(26,385)	(28,030)	(21,578)
Interest, net	(50,578)	(75,019)	(76,905)

Earnings before income taxes	$827,617	$837,590	$519,730

Identifiable Assets at December 31
Smokeless Tobacco	$632,438	$631,531	$768,978
Wine	494,320	488,904	485,019
All Other	31,283	25,819	60,282
Corporate	208,942	513,229	412,215

Total assets	$1,366,983	$1,659,483	$1,726,494

Capital Expenditures
Smokeless Tobacco	$76,825	$60,047	$31,840
Wine	12,207	9,283	16,304
All Other	193	358	151
Corporate	722	638	649

Capital expenditures	$89,947	$70,326	$48,944

Depreciation
Smokeless Tobacco	$31,302	$31,108	$23,923
Wine	13,103	13,205	13,734
All Other	175	389	674
Corporate	761	731	739

Depreciation	$45,341	$45,433	$39,070

Interest, net
The components of net interest expense on the Company’s Consolidated Statement of Operations for the respective years presented are as follows:

	2005	2004	2003

Interest expense on debt	$62,984	$83,884	$83,884
Interest income from cash equivalents	(10,558)	(7,859)	(5,725)
Capitalized interest	(1,848)	(1,006)	(1,254)

	$50,578	$75,019	$76,905

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Net Earnings per Share
The following table presents the computation of basic and diluted earnings per share:

	2005	2004	2003

Numerator:
Earnings from continuing operations	$534,268	$538,052	$322,049
Loss from discontinued operations, net	—	(7,215)	(3,260)

Net earnings	$534,268	$530,837	$318,789

Denominator:
Denominator for basic earnings per share — weighted-average shares	163,949	165,164	166,572
Dilutive effect of potential common shares	1,548	1,458	804

Denominator for diluted earnings per share	165,497	166,622	167,376

Net earnings per basic share:
Earnings from continuing operations	$3.26	$3.26	$1.93
Loss from discontinued operations	—	(.05)	(.02)

Net earnings per basic share	$3.26	$3.21	$1.91

Net earnings per diluted share:
Earnings from continuing operations	$3.23	$3.23	$1.92
Loss from discontinued operations	—	(.04)	(.02)

Net earnings per diluted share	$3.23	$3.19	$1.90

      Options to purchase 0.6 million and 1 million shares of common stock, outstanding as of December 31, 2005 and 2003, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Company common shares and, therefore, would be antidilutive. As of December 31, 2004, no options outstanding were antidilutive as their exercise prices were lower than the average market price of Company common shares.
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
      The operating results of the cigar operation, for the respective years ended December 31, were as follows:

	2004	2003

Net sales	$4,215	$10,767

Loss before income taxes	(4,899)	(5,055)
Income tax (expense) benefit	(2,316)	1,795

Loss from discontinued operations	$(7,215)	$(3,260)

      Results for the year ended December 31, 2004 included a loss from the cigar operation and the recognition of expenses, including a $3.9 million accrual for income tax contingencies, as well as severance and transaction costs, partially offset by the recognition of the difference between the fair value charge recorded in 2003 and the book value of the entity transferred on June 18, 2004.
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
      The Company is named in an action in Florida by an individual plaintiff against various smokeless tobacco manufacturers including the Company and other organizations for personal injuries, including cancer, oral lesions, leukoplakia, gum loss and other injuries allegedly resulting from the use of the Company’s smokeless tobacco products. Plaintiff also claims nicotine “addiction” and seeks unspecified compensatory damages and certain equitable and other relief, including but not limited to, medical monitoring.
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

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Contingencies (continued)
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
      As indirect purchasers of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of California, Kansas, Massachusetts and Wisconsin, that the Company has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 per class member or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects. The Company reached a settlement (“Settlement”), which has been approved by the court, to resolve a significant number of the indirect purchaser actions. The jurisdictions covered by the settlement are identified in Part I, “Item 3 — Legal Proceedings” on page 11. Pursuant to the approved Settlement, adult consumers will receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the Settlement and plaintiffs’ attorneys’ fees. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the Settlement on substantially similar terms. In this regard, the Company continues to make progress. The Company has resolved indirect purchaser actions in approximately 80 percent of the states in which they were filed.
      The Company recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions. In 2004, certain states’ actions were resolved more favorably than originally estimated, and as a result, the Company recognized a favorable pretax adjustment in 2004. In 2005, the Company recorded a $12.5 million net pre-tax charge related to costs to resolve, subject to court approval, certain states’ indirect purchaser actions less favorably than originally anticipated. At December 31, 2005, the liability associated with the resolution of these indirect purchaser actions decreased to $15.1 million from $23.6 million at December 31, 2004, predominantly as a result of the payment of plaintiffs’ attorneys’ fees, as well as actual coupon redemption and administrative costs, partially offset by the net charge recorded in 2005.
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
Other Matters
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. As a result of the Tobacco Reform Act, the Secretary of Agriculture will impose quarterly assessments on tobacco manufacturers and importers, not to exceed a total of $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary will be impacted by a number of allocation factors, as defined in the Tobacco Reform Act. These quarterly assessments will be used to fund a trust to compensate, or “buy out,” tobacco quota farmers, in lieu of the repealed federal support program. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. In 2005 and 2004, the Company recognized charges of approximately $4.2 million and $1 million, respectively, associated with assessments required by the Tobacco Reform Act.
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

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Other Matters (continued)
       In November 1998, the Company entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million, subject to a minimum 3 percent inflationary adjustment per annum, over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. The period over which the payments are to be made is subject to various indefinite deferral provisions based upon the Company’s share of the smokeless tobacco segment of the overall tobacco market (as defined in the STMSA). As a result of these provisions, the Company cannot reasonably estimate the value of the total remaining payments, given that these provisions require annual determination of the Company’s segment share. As such, the balance of the future potential payments, based on these segment share determinations, will be charged to expense in the period that the related shipments occur, with disbursements made in the following year. The total charges recorded in selling, advertising and administrative expenses by the Company in connection with the STMSA were $14.8 million, $13.2 million and $11.6 million in 2005, 2004 and 2003, respectively.

QUARTERLY FINANCIAL DATA
(Unaudited)

	First	Second	Third	Fourth	Year

2005
Net sales	$440,527	$480,116	$456,830	$474,412	$1,851,885
Gross profit	340,123	370,090	346,319	352,222	1,408,754
Net earnings	121,832	136,525	132,234	143,677	534,268
Basic earnings per share	.74	.83	.81	.88	3.26
Diluted earnings per share	.73	.82	.80	.88	3.23
2004
Net sales	$433,317	$464,652	$462,023	$478,246	$1,838,238
Gross profit	340,063	365,996	357,334	362,204	1,425,597
Net earnings	121,689	147,893	133,052	128,203	530,837
Basic earnings per share	.74	.89	.81	.78	3.21
Diluted earnings per share	.73	.89	.80	.77	3.19
      Results for the second quarter of 2005 included a $12.5 million pre-tax charge related to costs to resolve, subject to court approval, certain states’ indirect purchaser actions less favorably than originally anticipated.
      Results for the fourth quarter of 2005 included the reversal of $9.3 million of tax accruals attributable to completed income tax audits and the expiration of certain statutes of limitation.
      Results for 2004 include the effects of reporting the Company’s cigar operations as discontinued operations. The second quarter of 2004 included the reversal of $15.8 million of tax accruals attributable to completed income tax audits and the expiration of certain statutes of limitations, as well as a loss of $6 million from discontinued operations associated with the transfer of the Company’s cigar operation to a smokeless tobacco competitor.
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
Report of Management on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Item 9A — Controls and Procedures (continued)
Report of Management on Internal Control over Financial Reporting (continued)
      Internal control systems, no matter how well designed, may have inherent limitations. As such, internal control policies and procedures over financial reporting established by the Company may not prevent or detect misstatements. Therefore, even those systems designed to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation, presentation and reporting.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, “Item 8 — Financial Statements and Supplementary Data,” on page 35.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B — Other Information
Not applicable.
PART III

Item 10 — Directors and Executive Officers of the Registrant
The Company hereby incorporates by reference the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K which is contained under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in its Notice of 2006 Annual Meeting and Proxy Statement.
      The Company hereby incorporates by reference the information with respect to the names, ages and business histories of the directors of the Company which is contained in the table and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2006 Annual Meeting and Proxy Statement.
Executive Officers of the Registrant
The name, present position with the Company, age and business experience of each executive officer of the Company as of January 31, 2006 is set forth below:

Name	Present Position	Age
Vincent A. Gierer, Jr.	Chairman of the Board and Chief Executive Officer	58
Murray S. Kessler	President and Chief Operating Officer	46
Robert T. D’Alessandro	Senior Vice President and Chief Financial Officer	52
Richard A. Kohlberger	Senior Vice President, General Counsel and Secretary	60
Theodor P. Baseler	President — International Wine & Spirits Ltd.	51
Daniel W. Butler	President — U.S. Smokeless Tobacco Company	46
      None of the executive officers of the Company has any family relationship to any other executive officer or director of the Company.
      After election, all executive officers of the Company serve until the next annual organization meeting of the Board of Directors or until their successors are elected and qualified. All of the executive officers of the

Company have been employed continuously by it for more than five years, except for Mr. Butler who joined the Company in 2004.
      Mr. Gierer has served as Chairman of the Board and Chief Executive Officer of the Company since December 1, 1993 and has served as President from September 27, 1990 to November 2, 2005. He has been employed by the Company since March 16, 1978.
      Mr. Kessler has served as President and Chief Operating Officer of the Company, and as a member of the Company’s Board of Directors, since November 3, 2005. Mr. Kessler served as President of U.S. Smokeless Tobacco Company (“USSTC”) from April 6, 2000 to November 2, 2005. He served as Senior Vice President of USSTC from January 3, 2000 to April 5, 2000. He has been employed by the Company since January 3, 2000.
      Mr. D’Alessandro has served as Senior Vice President and Chief Financial Officer of the Company since January 3, 2000. He served as Senior Vice President and Controller from January 1, 1996 until January 2, 2000. He has been employed by the Company since May 4, 1981.
      Mr. Kohlberger has served as Senior Vice President, General Counsel and Secretary of the Company since January 10, 2005. He served as Senior Vice President from October 29, 1990 to January 9, 2005. He has been employed by the Company since October 9, 1978.
      Mr. Baseler has served as President of International Wine & Spirits Ltd. since January 1, 2001. He served as Executive Vice President and Chief Operating Officer of International Wine & Spirits Ltd. from July 28, 2000 to December 31, 2000 and as Senior Vice President from January 1, 1996 to July 27, 2000. He has been employed by the Company since August 30, 1984.
      Mr. Butler has served as President of USSTC since November 3, 2005. He served as Executive Vice President and General Manager of USSTC from September 1, 2004 to November 2, 2005. He was employed at Kraft Foods from 1987 to 2004 and held several executive positions of increasing responsibility. From 2002 to 2004, Mr. Butler served as Executive Vice President and General Manager of the Nabisco Biscuit Division of Kraft Foods. From 2000 to 2002, he served as Executive Vice President and General Manager of Kraft Canada. He has been employed by USSTC since September 1, 2004.
Code of Ethics
The Company has adopted a Code of Ethics for senior officers, (the “Code”), that applies to its principal executive officer, principal financial officer and principal accounting officer (Controller). The Code is available on the Company’s website, www.ustinc.com, under the heading “Investors/ Corporate Governance.” A free copy of the Code will be made available to any stockholder upon request. The Company will post promptly on its website any amendment to the Code or waiver of a provision thereunder rather than filing any such amendment or waiver as part of a Current Report on Form 8-K.
Audit Committee Matters
The Company hereby incorporates by reference the information with respect to its Audit Committee and the “Audit Committee Financial Expert” which is contained under the caption “Committees of the Board” in its Notice of 2006 Annual Meeting and Proxy Statement.
Item 11 — Executive Compensation
The Company hereby incorporates by reference the information with respect to executive compensation contained in the tables, related notes thereto and the accompanying text set forth under the caption “Compensation of Executive Officers” in its Notice of 2006 Annual Meeting and Proxy Statement.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company hereby incorporates by reference the information with respect to the security ownership of management which is contained in the table and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2006 Annual Meeting and Proxy Statement.

      In addition, the Company hereby incorporates by reference the information with respect to the security ownership of persons known to the Company to beneficially own more than 5 percent of the Company’s outstanding stock, which is contained under the caption “Beneficial Ownership of Common Stock” in its Notice of 2006 Annual Meeting and Proxy Statement.
EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes the equity compensation plans under which securities may be issued as of December 31, 2005. The securities which may be issued consist solely of UST Inc. Common Stock.

Number of
Securities
Remaining
	Number of		Weighted	Available for
	Securities to be		Average	Future Issuance
	Issued Upon		Exercise	Under Equity
	Exercise of		Price of	Compensation
	Outstanding		Outstanding	Plans (Excluding
	Options,		Options,	Securities
	Warrants and		Warrants and	Reflected in
	Rights		Rights	Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	7,451,987	(1)	$32.88	9,681,406	(3)
Equity compensation plans not approved by security holders(2)	16,490		$40.26	—
Total	7,468,477		$32.90	9,681,406

(1)	Consists of 50,000 shares issuable upon exercise of outstanding stock options, 159,900 shares issuable upon conversion of outstanding restricted stock, 112,085 shares issuable upon conversion of outstanding restricted stock units and 10,964 shares issuable upon conversion of outstanding deferred stock under the UST Inc. 2005 Long-Term Incentive Plan (“2005 LTIP”). In addition, 1,940,200 shares issuable upon exercise of outstanding stock options, 264,138 shares issuable upon conversion of outstanding restricted stock and 59,305 shares issuable upon conversion of outstanding restricted stock units under the UST Inc. Amended and Restated Stock Incentive Plan (formerly named the UST Inc. 2001 Stock Option Plan) are included in the above total. Also included in the total are 4,770,900 shares and 84,495 shares issuable upon exercise of outstanding stock options under the 1992 Stock Option Plan and the Nonemployee Directors’ Stock Option Plan, respectively.

(2)	Includes the Nonemployee Directors’ Restricted Stock Award Plan.

(3)	In May 2005, the Company authorized that 10 million shares of its common stock be reserved for issuance under the 2005 LTIP, which was approved by stockholders at the Company’s Annual Meeting on May 3, 2005. Of the total shares reserved, 6.3 million shares of the Company’s treasury stock were retired for this purpose. The remaining 3.7 million shares, which had been retired in previous years from the Company’s treasury stock in connection with the establishment of the UST Inc. Amended and Restated Stock Incentive Plan, the Nonemployee Directors’ Stock Option Plan and the Nonemployee Directors’ Restricted Stock Award Plan, are available for issuance under the 2005 LTIP. As of May 3, 2005, all stock-based awards were issued from the 2005 LTIP, as the UST Inc. Amended and Restated Stock Incentive Plan, the Nonemployee Directors’ Stock Option Plan and the Nonemployee Directors’ Restricted Stock Award Plan are considered to be inactive. Forfeitures from these inactive plans are transferred into the 2005 LTIP as they occur, and are considered available for future issuance under the 2005 LTIP.
Item 13 — Certain Relationships and Related Transactions
The Company hereby incorporates by reference information with respect to indebtedness of management which is contained in table and the accompanying text set forth under the caption “Indebtedness of Management” in its Notice of 2006 Annual Meeting and Proxy Statement.
Item 14 — Principal Accountant Fees and Services
The Company hereby incorporates by reference the information required herein which is contained under the section entitled “Audit and Non-Audit Fees” in its Notice of 2006 Annual Meeting and Proxy Statement.

PART IV

Item 15 — Exhibits and Financial Statement Schedules
       (a) Documents filed as part of this Report:

(1) UST Inc. Schedule II — Valuation and Qualifying Accounts For the Years 2005, 2004 and 2003 (Dollars in thousands)

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period

Year ended December 31, 2005:
Deducted from accounts receivable:
Allowance for doubtful accounts	$513	$236	$(670)	$79
Deducted from inventories:
Reserve for inventory obsolescence	2,424	3,567	(2,996)	2,995

Year ended December 31, 2004:
Deducted from accounts receivable:
Allowance for doubtful accounts	1,375	7	(869)	513
Deducted from inventories:
Reserve for inventory obsolescence	7,190	4,089	(8,855)	2,424

Year ended December 31, 2003:
Deducted from accounts receivable:
Allowance for doubtful accounts	834	590	(49)	1,375
Deducted from inventories:
Reserve for inventory obsolescence	3,033	5,662	(1,505)	7,190

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
3.2 — By-Laws adopted on December 23, 1986, amended and restated effective October 22, 1998, and amended August 4, 2005, incorporated by Reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2005.
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
10.16* — Restricted Stock Agreement, by and between the Company and Murray S. Kessler, an Executive Officer, as amended and restated effective September 13, 2004, incorporated by reference to Exhibit 10.2 to Form 8-K filed September 16, 2004.
10.17* — Severance Agreement, dated September 13, 2004, by and among the Company, U.S. Smokeless Tobacco Company and Murray S. Kessler, incorporated by reference to Exhibit 10.3 to Form 8-K filed September 16, 2004.

10.17(a)* — Amendment dated November 3, 2005 to Agreement, dated September 13, 2004, by and among the Company, U.S. Smokeless Tobacco Company and Murray S. Kessler, an Executive Officer, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 8, 2005.
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
10.20* — Subsequent Agreement, dated February 8, 2005, by and between the Company and Richard H. Verheij, a former Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 9, 2005.
10.21* — Summary of Nonemployee Director Compensation, dated February 17, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005.
10.22* — Form of Nonemployee Director Stock Option Agreement dated February 16, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K filed February 22, 2005.
10.23* — Retention Bonus Agreement, dated November 3, 2005, by and between the Company and Vincent A. Gierer, Jr., an Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 8, 2005.
10.24* — Form of Amendment to Option Award Agreement, dated December 31, 2005, by and between the Company and certain officers of the Company or its subsidiaries, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 13, 2005.
10.25* — UST Inc. Long-Term Incentive Plan, as amended and restated effective December 7, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K filed December 13, 2005.
10.26* — Form of Notice of Grant and Restricted Stock Agreement between the Company and certain officers, incorporated by reference to Exhibit 10.3 to Form 8-K filed December 13, 2005.
10.27* — Form of Notice of Grant and Stock Option Agreement between the Company and Daniel W. Butler, incorporated by reference to Exhibit 10.4 to Form 8-K filed December 13, 2005.
10.28* — Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 10, 2005.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Inc.
Date: February 24, 2006

By:	/s/ VINCENT A. GIERER, JR.

Vincent A. Gierer, Jr.
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

February 24, 2006	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ VINCENT A. GIERER, JR. Vincent A. Gierer, Jr.

February 24, 2006	Director, President and Chief Operating Officer	/s/ MURRAY S. KESSLER Murray S. Kessler

February 24, 2006	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBERT T. D’ALESSANDRO Robert T. D’Alessandro

February 24, 2006	Vice President and Controller (Principal Accounting Officer)	/s/ JAMES D. PATRACUOLLA James D. Patracuolla

February 24, 2006	Director	/s/ JOHN D. BARR John D. Barr

February 24, 2006	Director	/s/ JOHN P. CLANCEY John P. Clancey

February 24, 2006	Director	/s/ EDWARD H. DEHORITY, JR. Edward H. DeHority, Jr.

February 24, 2006	Director	/s/ PATRICIA DIAZ DENNIS Patricia Diaz Dennis

February 24, 2006	Director	/s/ JOSEPH E. HEID Joseph E. Heid

February 24, 2006	Director	/s/ PATRICK J. MANNELLY Patrick J. Mannelly

February 24, 2006	Director	/s/ PETER J. NEFF Peter J. Neff

February 24, 2006	Director	/s/ ANDREW J. PARSONS Andrew J. Parsons

February 24, 2006	Director	/s/ RONALD J. ROSSI Ronald J. Rossi