Form 10-Q
period 2006-03-31
UST INC
filed 2006-05-04
CIK 811669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2006
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
Large accelerated filer ☑      Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Common shares ($.50 par value) outstanding at April 28, 2006 161,394,854

UST Inc.
(“Registrant” or the “Company”)

(1)

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$200,072	$202,025
Short-term investments	—	10,000
Accounts receivable	47,064	54,186
Inventories:
Leaf tobacco	201,292	202,553
Products in process	200,176	203,396
Finished goods	150,552	156,343
Other materials and supplies	23,128	21,115

Total inventories	575,148	583,407
Deferred income taxes	10,150	11,622
Income taxes receivable	—	2,400
Assets held for sale	—	3,433
Prepaid expenses and other current assets	25,903	22,481

Total current assets	858,337	889,554
Property, plant and equipment, net	423,829	431,168
Other assets	42,873	46,261

Total assets	$1,325,039	$1,366,983

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$140,864	$231,061
Income taxes payable	78,202	12,566
Litigation liability	16,070	15,151

Total current liabilities	235,136	258,778
Long-term debt	840,000	840,000
Postretirement benefits other than pensions	86,437	85,819
Pensions	94,036	92,159
Deferred income taxes	9,212	11,972
Other liabilities	4,187	3,157

Total liabilities	1,269,008	1,291,885

Contingencies (see Note 12)

Stockholders’ equity:
Capital stock(1)	103,885	103,810
Additional paid-in capital	952,283	945,466
Retained earnings	521,000	497,389
Accumulated other comprehensive loss	(17,349)	(17,802)

	1,559,819	1,528,863
Less treasury stock — 46,293,878 shares in 2006 and 45,049,378 shares in 2005	1,503,788	1,453,765

Total stockholders’ equity	56,031	75,098

Total liabilities and stockholders’ equity	$1,325,039	$1,366,983

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 207,770,982 shares in 2006 and 207,620,439 shares in 2005. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

Note:	The Condensed Consolidated Statement of Financial Position at December 31, 2005 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$433,641	$440,527

Costs and expenses:
Cost of products sold	92,191	88,923
Excise taxes	12,019	11,481
Selling, advertising and administrative	131,708	135,807
Antitrust litigation	1,350	—

Total costs and expenses	237,268	236,211

Operating income	196,373	204,316
Interest, net	11,470	16,391

Earnings before income taxes	184,903	187,925
Income tax expense	68,990	66,093

Net earnings	$115,913	$121,832

Net earnings per share:
Basic	$.72	$.74
Diluted	$.71	$.73

Dividends per share	$.57	$.55

Average number of shares:
Basic	161,602	164,766
Diluted	162,649	167,022
See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net earnings	$115,913	$121,832
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,346	11,026
Share-based compensation expense	1,860	1,919
Excess tax benefits from share-based compensation	(282)	—
(Gain) loss on disposition of property, plant and equipment	(2,372)	339
Deferred income taxes	(1,533)	(3,133)
Changes in operating assets and liabilities:
Accounts receivable	7,122	(843)
Inventories	8,259	601
Prepaid expenses and other assets	1,148	2,018
Accounts payable, accrued expenses, pensions and other liabilities	(86,049)	(80,174)
Income taxes	68,446	34,746
Litigation liability	919	(2,057)

Net cash provided by operating activities	124,777	86,274

Investing Activities:
Short-term investments, net	10,000	60,000
Purchases of property, plant and equipment	(4,763)	(13,564)
Proceeds from dispositions of property, plant and equipment	5,957	40
Investment in joint venture	(578)	—

Net cash provided by investing activities	10,616	46,476

Financing Activities:
Repayment of debt	—	(300,000)
Proceeds from the issuance of stock	4,594	51,130
Excess tax benefits from share-based compensation	282	—
Dividends paid	(92,199)	(91,003)
Stock repurchased	(50,023)	(50,000)

Net cash used in financing activities	(137,346)	(389,873)

Decrease in cash and cash equivalents	(1,953)	(257,123)
Cash and cash equivalents at beginning of year	202,025	450,202

Cash and cash equivalents at end of the period	$200,072	$193,079

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$3,948	$34,886
Interest	$19,875	$33,075
See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after the elimination of intercompany accounts and transactions. Certain prior year amounts on the Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 2006 financial statement presentation. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).
2 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The Company adopted the provisions of SFAS No. 154 on January 1, 2006, as required. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amends SFAS No. 95, Statement of Cash Flows. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006, as required. See Note 4, “Share-Based Compensation” for more details.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage, and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 on January 1, 2006, as required. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3 — CAPITAL STOCK
The Company repurchased approximately 1.2 million shares of outstanding common stock at a cost of approximately $50 million during the three months ended March 31, 2006. The repurchases were made pursuant to the Company’s authorized program, approved in December 2004, to repurchase up to 20 million shares of its outstanding common stock. As of March 31, 2006, approximately 4 million shares have been repurchased at a cost of approximately $167 million under the program.
4 — SHARE-BASED COMPENSATION
On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments issued to acquire goods or services, including grants of employee stock options, to be recognized in the statement of operations based on their fair values, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosure required under SFAS No. 123 for the periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. Pro forma disclosure, as allowed under SFAS No. 123, is no longer an alternative. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R), in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to that date that remained unvested upon adoption of SFAS No. 123(R). Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. The amount of incremental compensation expense recognized relating to stock options as a result of the adoption of SFAS No. 123(R) for the three months ended March 31, 2006 was not material.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense, or the pro forma compensation expense that would have been recognized under SFAS No. 123 in the case of stock options granted prior to January 1, 2006, to be reported as a financing cash inflow, rather than as an operating cash inflow. This requirement reduces net operating cash flows and increases net financing cash flows. Total cash flow does not differ from what would have been reported under prior accounting guidance.
Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation awards to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB Opinion No. 25, as permitted under Statement No. 123. Under the intrinsic value-based method, no share-based compensation expense was reflected in net earnings as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Compensation expense was recognized in net earnings during the three months ended March 31, 2005 as a result of restricted stock granted to employees and non-employee directors and restricted stock units granted to UST Inc. employees.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4 — SHARE-BASED COMPENSATION (Continued)
As the Company did not account for share-based compensation awards under the fair value method prior to January 1, 2006, the following table illustrates the effect of applying the fair value method on net earnings and net earnings per share for the three months ended March 31, 2005 as prescribed in SFAS No. 123:

Three Months Ended March
31, 2005
Net Earnings:
As reported	$121,832
Add: Total share-based employee compensation expense included in reported net income, net of related tax effect	1,282
Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(1,307)

Pro forma	$121,807

Basic net earnings per share:
As reported	$.74
Pro forma	$.74
Diluted net earnings per share:
As reported	$.73
Pro forma	$.73
Total pre-tax share-based compensation expense for each of the three months ended March 31, 2006 and 2005 was $1.9 million, respectively. Of the total $1.9 million of share-based compensation expense recognized for the three months ended March 31, 2006, approximately $1.8 million was recognized in selling, advertising and administrative (“SA&A”) expenses, $0.1 million was recognized in cost of goods sold and an inconsequential amount was capitalized as part of inventory. The entire $1.9 million of share-based compensation expense recognized for the three months ended March 31, 2005 was included in SA&A expenses. The income tax benefit related to share-based compensation expense was $0.7 million for each of the three months ended March 31, 2006 and 2005.
The Company maintains the following five equity compensation plans – (1) the UST Inc. 2005 Long Term Incentive Plan (“2005 LTIP”), (2) the UST Inc. Amended and Restated Stock Incentive Plan, (3) the UST Inc. 1992 Stock Option Plan, (4) the Nonemployee Directors’ Stock Option Plan, and (5) the Nonemployee Directors’ Restricted Stock Award Plan. In May 2005, the Company authorized that 10 million shares of its common stock be reserved for issuance under the 2005 LTIP, which was approved by stockholders at the Company’s Annual Meeting on May 3, 2005. Subsequent to that date, all share-based awards were issued from the 2005 LTIP, as the UST Inc. Amended and Restated Stock Incentive Plan, the Nonemployee Directors’ Stock Option Plan and the Nonemployee Directors’ Restricted Stock Award Plan are considered to be inactive. Forfeitures of share-based awards granted from these inactive plans are transferred into the 2005 LTIP as they occur, and are considered available for future issuance under the 2005 LTIP. Share-based awards are generally in the form of common shares, stock options, restricted stock or restricted stock units. Share-based awards granted under the

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4 — SHARE-BASED COMPENSATION (Continued)
2005 LTIP vest over a period determined by the Compensation Committee of the Board of Directors and in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant. Under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan, share-based awards vest, in ratable installments or otherwise, over a period of one to five years from the date of grant and, in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant using various payment methods. Under the Nonemployee Directors’ Stock Option Plan, options first become exercisable six months from the date of grant and may be exercised up to a maximum of ten years from the date of grant. In certain instances, awards of restricted stock or restricted stock units are subject to performance conditions related to the Company’s earnings.
Stock Options
On December 8, 2005, the Board of Directors of the Company, upon the recommendation of its Compensation Committee, approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees and officers, including executive officers, under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan. As a result of the acceleration, stock options to acquire approximately 1.1 million shares of the Company’s common stock became exercisable on December 31, 2005. In order to prevent unintended personal benefits to the Company’s officers, the accelerated vesting was conditioned on such officers entering into amendments to their original option award agreements providing that such officers will not, subject to limited exceptions, sell, transfer, assign, pledge or otherwise dispose of any shares acquired upon exercising the accelerated portion of the options before the earlier of the date on which that portion of options would have otherwise vested under the original terms of the applicable option agreements or separation from service. All other terms related to these stock options were not affected by this acceleration. As a result of the acceleration of these options, the Company will avoid recognizing approximately $3 million in 2006 and $0.5 million in 2007 in pre-tax incremental compensation expense in its Consolidated Statements of Operations associated with these options.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4 — SHARE-BASED COMPENSATION (Continued)
The following table presents a summary of the Company’s stock option activity and related information for the three months ended March 31, 2006 (options in thousands):

	Three Months Ended March 31, 2006
			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2006	6,845.6	$32.13
Granted	—	—
Exercised	148.5	$29.65
Forfeited	1.1	$33.25
Expired	—	—
Outstanding at March 31, 2006	6,696.0	$32.19	4.82 years	$62.3 million
Exercisable at March 31, 2006	6,646.0	$32.14	4.79 years	$62.2 million
The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model, which incorporates various assumptions including expected volatility, expected dividend yield, expected life and applicable interest rates. The expected volatility is based upon the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the applicable stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of stock options is estimated based upon historical exercise data for previously awarded options, taking into consideration the vesting period and contractual lives of the applicable options. The expected dividend yield is derived from analysis of historical dividend rates, anticipated dividend rate increases and the estimated price of the Company’s common stock over the estimated option life. The risk-free rate is based upon the interest rate on U.S. Treasury securities with maturities that best correspond with the expected life of the applicable stock options. The following provides a summary of the weighted-average assumptions used in valuing stock options granted during the three months ended March 31, 2005:

Three Months
Ended March 31,
2005
Expected dividend yield	4.1%
Risk-free interest rate	4.27%
Expected volatility	15.18%
Expected life of the option	6.5 years
The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2005 was $6.43. There were no stock options awards granted during the three months ended March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.6 million and $34.8 million, respectively.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4 — SHARE-BASED COMPENSATION (Continued)
Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $4.6 million and $51.1 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $0.4 million and $12 million for the three months ended March 31, 2006 and 2005, respectively.
Restricted Stock/Restricted Stock Units/Common Stock
A summary of the status of restricted stock and restricted stock units as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted		Weighted
		average		average
		grant-date		grant-date
	Number of	fair value	Number of	fair value
	Shares	per share	Shares	per share

Nonvested at January 1, 2006	440,528	$39.65	171,390	$38.68
Granted	—	—	—	—
Forfeited	—	—	2,546	$38.71
Vested	980	$28.41	244	$39.30
Nonvested at March 31, 2006	439,548	$39.68	168,600	$38.68
Of the 439,548 shares of restricted stock above, 251,338 shares are subject to certain performance conditions related to the Company’s earnings. There were no restricted stock or restricted stock unit awards granted during the three months ended March 31, 2006. The weighted-average grant date fair value of restricted stock granted during the three months ended March 31, 2005 was $48.14.
During the three months ended March 31, 2006, 1,890 shares of common stock were awarded outright to non-employee directors for meeting attendance, resulting in $74 thousand in compensation expense.
As of March 31, 2006, there is $12 million and $4.3 million of total unrecognized pre-tax compensation expense related to nonvested restricted stock and restricted stock units, respectively, granted under the Company incentive plans. This cost is expected to be recognized over a weighted-average period of 2.8 years and 2.1 years for restricted stock and restricted stock units, respectively.

(10)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5 — EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003), the following provides the components of net periodic benefit cost for the three months ended March 31, 2006 and 2005, respectively:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Service cost	$4,989	$4,958	$1,528	$1,445
Interest cost	7,474	7,535	1,295	1,341
Expected return on plan assets	(6,447)	(6,493)	—	—
Amortization of unrecognized transition obligation	(2)	(2)	—	—
Amortization of prior service cost	5	(1)	(1,463)	(537)
Recognized actuarial loss	1,746	1,548	412	287

Net periodic benefit cost	$7,765	$7,545	$1,772	$2,536

As previously disclosed in the 2005 Form 10-K, the Company expects to contribute $6.5 million to its non-qualified defined benefit pension plans in 2006.
In October 2005, in light of the prescription drug benefits offered under Medicare Part D, the Company announced that, effective January 1, 2006, its welfare benefit plans will no longer include prescription drug coverage for substantially all Medicare-eligible retirees or their Medicare-eligible spouses or dependents. In accordance with FASB Statement of Position No. 106-2, Accounting and Disclosure Requirements Related to the Medical Prescription Drug, Improvement and Modernization Act of 2003, this amendment to reduce coverage to levels that are no longer deemed actuarially equivalent does not impact the actuarial experience gain previously recognized in connection with the subsidy. However, the combined impact of the amendment and the effective elimination of the subsidy are reflected as a credit to prior service cost.
In accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, the impact of the October 2005 plan amendment effectively eliminating prescription drug benefits, along with the impact of other amendments to retiree health and welfare plans, all communicated in the same October announcement, were recognized beginning in the fourth quarter of 2005. These amendments will continue to impact net periodic postretirement benefit cost over the estimated remaining service period of affected participants.

(11)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6 — INCOME TAXES
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
The Company’s effective tax rate increased to 37.3 percent for the quarter ended March 31, 2006 from 35.2 percent for the quarter of March 31, 2005. Income tax expense for the first quarter of 2005 reflects the favorable impact of a net reversal of income tax accruals of $4.7 million, net of federal income tax benefit, which resulted from the settlement of various income tax audits by the IRS and other taxing authorities.
In the first quarter of 2006, the Company approved a cash dividend from the undistributed earnings of one of its foreign subsidiaries. The distribution totaled $19.7 million, of which approximately $18.2 million is currently taxable in the U.S., as $1.5 million constituted previously taxed income. In addition, the distribution was subject to foreign withholding taxes of 5 percent. There was no material impact to income tax expense due to additional foreign tax credits applied against such amounts.

(12)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three Months Ended
	March 31,
	2006	2005

Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$366,278	$378,719
Wine	56,309	51,591
All Other Operations	11,054	10,217

Net sales	$433,641	$440,527

Operating Profit:
Smokeless Tobacco	$191,690	$200,166
Wine	8,536	7,101
All Other Operations	3,708	3,660

Operating profit	203,934	210,927
Corporate expenses	(7,561)	(6,611)
Interest, net	(11,470)	(16,391)

Earnings before income taxes	$184,903	$187,925

The Company’s identifiable assets by reportable segment as of March 31, 2006 did not change significantly from amounts appearing in the December 31, 2005 Consolidated Segment Information (See the 2005 Form 10-K), with the exception of assets of All Other Operations which reflect a decrease in cash and cash equivalents primarily related to the cash dividend from one of the Company’s foreign subsidiaries (See Note 6, “Income Taxes” for further information).
8 — ASSETS HELD FOR SALE
On March 30, 2006, the Company sold a winery property located in California for net proceeds of $5.9 million, resulting in a pre-tax gain of $2.5 million which was recorded as a reduction to SA&A expenses in the Condensed Consolidated Statement of Operations. Prior to this transaction, the property was included as “assets held for sale” on the December 31, 2005 Consolidated Statement of Financial Position.

(13)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9 — NET EARNINGS PER SHARE
Basic earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had all potentially dilutive shares of common stock been issued. The dilutive effect of outstanding options, restricted stock and restricted stock units is reflected in diluted earnings per share by applying the treasury stock method under SFAS No. 128, Earnings per Share. Under the treasury stock method, an increase in the fair value of the Company’s common stock can result in a greater dilutive effect from outstanding options, restricted stock and restricted stock units. Furthermore, the exercise of options and the vesting of restricted stock and restricted stock units can result in a greater dilutive effect on earnings per share than that recognized under the treasury stock method.
The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2006	2005

Numerator:
Net earnings	$115,913	$121,832

Denominator:
Denominator for basic earnings per share — weighted-average shares	161,602	164,766
Dilutive effect of share-based awards	1,047	2,256

Denominator for diluted earnings per share	162,649	167,022

Basic earnings per share	$.72	$.74

Diluted earnings per share	$.71	$.73

Options to purchase approximately 0.6 million shares and nine thousand shares of common stock outstanding as of March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.
10 — COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the first quarter of 2006 and 2005, total comprehensive income, net of taxes, amounted to $116.4 million and $122.1 million, respectively.

(14)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11 — PURCHASE COMMITMENTS
As of March 31, 2006 the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.
As of March 31, 2006, the Company has contractual obligations of approximately $60.6 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products. Through March 31, 2006, the Company executed $19.1 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2005. There are no contractual obligations to purchase leaf tobacco with terms beyond one year.
12 — CONTINGENCIES
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
The Company is named in an action in Florida by an individual plaintiff against various smokeless tobacco manufacturers including the Company and other organizations for personal injuries, including cancer, oral lesions, leukoplakia, gum loss and other injuries allegedly resulting from the use of the Company’s smokeless tobacco products. The plaintiff also claims nicotine “addiction” and seeks unspecified compensatory damages and certain equitable and other relief, including, but not limited to, medical monitoring.

(15)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12 — CONTINGENCIES (Continued)
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
Antitrust Litigation
The Company has been named as a defendant in a number of purported class actions brought by indirect purchasers (consumers and retailers) and class actions brought by indirect purchasers of its moist smokeless tobacco products in the states of California, Massachusetts and Wisconsin. In the first quarter of 2006, the Company was named as a defendant in a purported class action brought by indirect purchasers in the state of Pennsylvania.
As indirect purchasers of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of California, Massachusetts and Wisconsin, that the Company has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 per class member or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.

(16)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12 — CONTINGENCIES (Continued)
The Company has entered into a settlement with indirect purchasers, which has been approved by the court, in the states of Arizona, Florida, Hawaii, Iowa, Maine, Michigan, Minnesota, Mississippi, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and West Virginia and in the District of Columbia (“Settlement”). Pursuant to the approved Settlement, adult consumers receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the Settlement and plaintiffs’ attorneys’ fees. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the Settlement on substantially similar terms, with the exception of Pennsylvania, for which the Company believes there is insufficient basis for such a claim. In this regard, the Company continues to make progress. On March 8, 2006, the court entered final approval of the settlement of the Kansas class action and New York action. An evidentiary hearing on plaintiffs’ motion for an additional amount of approximately $8.5 million in attorneys’ fees, expenses and costs, plus interest, beyond the previously agreed-upon amounts already paid by the Company was held April 4-5, 2006. To date, the court has not ruled on the motion. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and will continue to vigorously defend against this motion. As such, the Company has not recognized a liability for the additional amounts sought in this motion. The Company has resolved indirect purchaser actions in approximately 80 percent of the states in which they were filed.
The Company recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions. The corresponding liability is periodically reviewed and adjusted, when appropriate, for a number of factors, including differences between actual and estimated settlements, and changes in estimated participation and coupon redemption rates. In the first quarter of 2006, the Company recorded a $1.4 million pre-tax charge reflecting a change in the estimated coupon redemption rate for coupons in connection with the resolution of certain states’ indirect purchaser antitrust actions. In 2005, the Company recorded a $12.5 million net pre-tax charge related to costs to resolve, subject to court approval, certain states’ indirect purchaser actions less favorably than originally anticipated. At March 31, 2006, the liability associated with the resolution of these indirect purchaser actions increased to $16 million from $15.1 million at December 31, 2005, predominantly as a result of the pre-tax charge recoded in the first quarter of 2006, partially offset by actual coupon redemption and administrative costs.
Each of the foregoing actions is derived directly from the previous antitrust action brought against the Company by a competitor, Conwood Company L.P. For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. The plaintiffs in the above actions also will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. The Company believes that the ultimate outcome of these purported class actions and the California, Massachusetts and Wisconsin class actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position.

(17)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12 — CONTINGENCIES (Continued)
Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, beyond the amounts accrued, which could be associated with an adverse resolution.
Other Litigation
The Company has been named in an action in California brought by the People of the State of California, in the name of the Attorney General of the State of California, alleging that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA (see Note 13, “Other Matters” for additional information regarding the STMSA). The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt.
The Company believes, and has been so advised by counsel handling the foregoing case, that it has a number of meritorious defenses. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, the foregoing case is, and will continue to be, vigorously defended.
13 — OTHER MATTERS
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. Under the Tobacco Reform Act, the Secretary of Agriculture imposes quarterly assessments on tobacco manufacturers and importers used to fund a trust to compensate tobacco quota farmers. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. The Company recognized charges of approximately $0.7 million and $1 million in the quarters ended March 31, 2006 and 2005, respectively, associated with the assessments required by the Tobacco Reform Act. For further information, refer to Part II, Item 8 “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements – Other Matters,” in the 2005 Form 10-K.
In November 1998, the Company entered into the STMSA with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. For the first quarter of 2006 and 2005, total charges recorded by the Company in connection with the STMSA were $4.2 million and $3.7 million, respectively. For further information, refer to Part II, Item 8 “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements – Other Matters,” in the 2005 Form 10-K.

(18)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Form 10-Q, as well as the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”). Herein, the Company makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, the Company has presented certain risk factors relevant to the Company’s business included in Item 1A in Part I of the 2005 Form 10-K.
OVERVIEW
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is a leading manufacturer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Red Seal, Husky and Rooster. Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally under labels such as Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden, Red Diamond, Distant Bay and 14 Hands. The Company also produces and markets sparkling wine under the Domaine Ste. Michelle label. In addition, the Company has recently entered into a strategic alliance to become the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Antinori, which includes such labels as Tignanello, Solaia, Tormaresca, Montenisa and Haras de Pirque.
The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are reported as All Other Operations.
The Company’s primary objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults, with a secondary objective of being competitive in every moist smokeless tobacco category segment. Over the past several years, industry trends have shown that some adult consumers have migrated from premium brands to brands in the price value and sub-price value segments. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult consumers, primarily smokers, as approximately every 1 percent of adult smokers who convert to moist smokeless tobacco represents a 10 percent increase in the segment’s adult consumer base, and consumer research indicates that the majority of new adult consumers enter the category in the premium segment. In addition to advertising initiatives focused on category growth, the Company has utilized its direct mail program and a related advertising campaign to promote the convenience of smokeless tobacco relative to cigarettes to over two million adult smokers. The direct mail program, which has been successful over the past two years, continues in 2006. Also crucial to the Smokeless Tobacco segment’s category growth success is product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years. While

(19)

category growth remains the Company’s priority, it has increased its focus on efforts to increase adult consumer loyalty within the premium segment of the moist smokeless tobacco category. In connection with these efforts, the Company announced that it will spend an additional $80 million in 2006 to stabilize premium net unit volume by strengthening premium brand loyalty. These efforts are designed to deliver value to these adult consumers through promotional spending and other price-focused initiatives.
Consistent with the Wine segment’s strategic vision, the Company’s focus is to become the leader in the ultra-premium wine segment, to elevate Washington state wines to the quality and prestige of the top wine regions of the world, and to be known for superior products, innovation and customer focus. The environment in which the Company’s Wine segment operates is very competitive, and has been subject to ongoing industry consolidation. Additionally, changes in the supply of grapes, as well as changes in consumer preferences, have affected and may continue to affect this environment. The impact of industry-wide grape oversupply, which arose as the result of increased vineyard plantings in the late 1990’s, had begun to subside; however, recent industry reports show large 2005 harvests in California and Australia. In addition, recent data indicate that adult per capita wine consumption in the United States is at an all-time high, and that the wine category is expanding more rapidly than the other segments of the alcohol beverage industry. As a result, the Company remains focused on the continued expansion of its sales force and category management staff to broaden the distribution of its wine in the domestic market, especially in certain account categories such as restaurants, wholesale chains and mass merchandisers. The aforementioned alliance with Antinori, to become its exclusive United States importer and distributor, is expected to provide additional leverage in the marketplace and therefore aid in the overall effort to broaden distribution of the Company’s wines. Sustained growth in the Company’s Wine segment will also be dependent on the successful introduction of new products and extension of existing product lines.
RESULTS OF OPERATIONS
FIRST QUARTER OF 2006 COMPARED WITH THE FIRST QUARTER OF 2005
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS

	Three Months Ended
	March 31,
	2006	2005

Net sales	$433,641	$440,527
Net earnings	115,913	121,832
Basic earnings per share	.72	.74
Diluted earnings per share	.71	.73
Consolidated net sales and net earnings for the first quarter of 2006 were $433.6 million and $115.9 million, respectively, which reflected 1.6 percent and 4.9 percent decreases from the corresponding 2005 period. The decreases are indicative of proportional spending during the first quarter of 2006 related to the Company’s previously announced initiative to spend an additional $80 million within the Smokeless Tobacco Segment in 2006 to stabilize premium net unit volume by strengthening premium brand loyalty. In addition, consolidated net earnings reflect the impact of a portion of the previously announced incremental spending of $11 million behind initiatives to grow the moist smokeless tobacco category. The consolidated net sales decrease in 2006 was primarily the result of lower net revenue realization per premium unit in the Smokeless Tobacco segment, as an unfavorable shift in overall

(20)

product mix and increased sales incentives for moist smokeless tobacco products, more than offset the impact of higher wholesale list selling prices and increased net unit volume for moist smokeless tobacco products. The impact of the lower net revenue realization per premium unit in the Smokeless Tobacco Segment was partially offset by improved case volume for premium wine and increased international sales of moist smokeless tobacco products. Consolidated net earnings decreased in the first quarter of 2006, as compared to the comparable prior year period, as a result of lower operating income and increased income tax expense, partially offset by lower net interest expense. The decrease in operating income was mainly due to the impact of the unfavorable net sales variance and increased cost of products sold, partially offset by lower selling, advertising and administrative (“SA&A”) expenses. In addition, 2006 operating income was negatively impacted by a charge reflecting a change in the estimated redemption rate for coupons in conjunction with the resolution of certain states’ indirect purchaser antitrust actions (see “Notes to Condensed Consolidated Financial Statements — Note 12, Contingencies,” for additional details).
The consolidated gross margin decreased 3.1 percent to $329.4 million compared to the corresponding 2005 period, primarily due to lower net sales in the Smokeless Tobacco segment as discussed above, partially offset by higher Wine segment net sales and improved net sales in All Other Operations. The consolidated gross margin, as a percentage of net sales, declined to 76 percent for the first quarter of 2006 from 77.2 percent for the first quarter of 2005. The negative shift in product mix and increased sales incentives for moist smokeless tobacco products, as well as higher case volume for wine, which sells at lower margins than moist smokeless tobacco products, were factors in the decline. These factors leading to the decrease in the gross margin percentage in the first quarter of 2006 were partially offset by higher wholesale list selling prices for moist smokeless tobacco products.
Consolidated SA&A expenses decreased 3 percent to $131.7 million in the first quarter of 2006 mainly due to lower direct selling and advertising expenses in the Smokeless Tobacco segment, as well as the absence of certain tobacco settlement-related charges recognized in the first quarter of 2005. In addition, increased SA&A expenses in the Wine segment due to higher salaries and related costs attributable to its expanded sales force, as well as increased direct selling and advertising expenses, were more than offset by a gain related to the sale of winery property located in California. Unallocated corporate expenses were higher in the first quarter of 2006 primarily due to increased costs associated with employee bonuses and for an executive retention agreement related to the Company’s succession planning process, partially offset by lower legal costs and professional fees.
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the quarters ended March 31, 2006 and 2005, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $2.8 million and $5.8 million, respectively.
The Company reported operating income of $196.4 million in the first quarter of 2006, representing 45.3 percent of consolidated net sales, compared to operating income of $204.3 million, or 46.4 percent of consolidated net sales, in the corresponding 2005 period.
Net interest expense decreased 30 percent to $11.5 million in the first quarter of 2006, primarily as a result of lower levels of debt outstanding due to the $300 million repayment of senior notes which matured in March 2005.
The Company recorded income tax expense of $69 million in the first quarter of 2006, compared to $66.1 million in the first quarter of 2005. Income tax expense for the first quarter of 2005 reflects the

(21)

favorable impact of the reversal of income tax accruals of $4.7 million, net of federal income tax benefit, which resulted from the settlement of various income tax audits by the Internal Revenue Service and other taxing authorities. The Company’s effective tax rate increased to 37.3 percent for the quarter ended March 31, 2006, from 35.2 percent for the quarter ended March 31, 2005, primarily as a result of the aforementioned reversal of accruals recognized in the prior year.
Basic and diluted earnings per share for the first quarter of 2006 were $.72 and $.71, respectively, which represented a 2.7 percent decrease from each of the corresponding comparative measures in first quarter of 2005. Average basic shares outstanding were lower in the first quarter of 2006 than in the same period of the prior year, mainly as a result of share repurchases, partially offset by stock option exercises. Average diluted shares outstanding in the first quarter of 2006 were lower than those in the first quarter of 2005 due to the impact of share repurchases and a lower level of potentially dilutive outstanding options in 2006.
SMOKELESS TOBACCO SEGMENT

	Three Months Ended
	March 31,
	2006	2005

Net sales	$366,278	$378,719
Operating profit	191,690	200,166
Net sales for the Smokeless Tobacco segment in the first quarter of 2006 decreased 3.3 percent to $366.3 million and accounted for 84.5 percent of the first quarter’s consolidated net sales. Although overall moist smokeless tobacco net unit volume increased slightly in the first quarter of 2006, these net sales results reflect a lower net revenue realization per premium unit, indicative of proportional spending related to the Company’s previously announced initiative to spend an additional $80 million to stabilize premium net unit volume by strengthening premium brand loyalty in 2006. The lower net revenue realization per premium unit for the first quarter of 2006 was primarily due to an unfavorable shift in product mix, with lower net unit volume for straight stock premium products partially and an increase in net unit volume for value pack premium products and price value products. In addition, increased sales incentive costs, primarily related to retail buydowns and the issuance of coupons, also contributed to the lower net revenue realization per premium unit. The increase in sales incentive costs and sales of value pack premium products relates to the Company’s initiative to stabilize premium net unit volume by strengthening premium brand loyalty. Overall, net unit volume for moist smokeless tobacco products increased 0.7 percent in the first quarter of 2006 to 151.7 million cans, as compared to the corresponding 2005 period. Sales of dry snuff products and tobacco seeds each accounted for less than one percent of segment net sales in the first quarter of 2006.
Unit volume results for both premium and price value products include net can sales for standard products, which consist of straight stock and on-pack products, along with can sales for pre-pack promotional products. Premium standard products also include value pack products. Straight stock refers to single cans of smokeless tobacco sold at wholesale list prices. On-pack products are single or multiple can packages sold at wholesale list prices accompanied by a free premium giveaway item, such as a multi-purpose tool or work gloves. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are premium two-can packages sold year- round at wholesale list prices that are lower than wholesale list prices for straight stock single-can premium products. Pre-pack promotions refer to those products that are bundled and packaged in

(22)

connection with a specific promotional pricing initiative for a limited period of time, such as “$1 off of a can of new product.”
Overall, net unit volume for premium products was relatively level in the first quarter of 2006 compared to the first quarter of 2005, at 130 million cans. As previously reported, the Company estimates that approximately 3.7 million premium cans were shifted from the first quarter of 2005 to the fourth quarter of 2004 as some wholesale and retail customers increased inventories in advance of the January 1, 2005 price increase for premium products. Adjusting for the negative impact on the first quarter 2005 net unit volume, premium product net unit volume would have declined 2.9 percent in the first quarter of 2006. This compares to the adjusted decline of 3.9 percent in the fourth quarter of 2005 and 6.2 percent in the third quarter of 2005. As such, the Company is encouraged by the recent trend improvement in net unit volume for premium products as compared to the prior year period. However, the Company believes at this time it would be premature to conclude that the initiatives to stabilize premium net unit volume have fully taken hold. The premium net unit volume results in the first quarter of 2006 were comprised of a reduction in straight stock and pre-pack promotional volume, offset by the increase in net unit volume for value packs.
Net unit volume for price value products increased 5.8 percent to 21.7 million cans in the first quarter of 2006 compared to the corresponding prior year period. Red Seal, the Company’s traditional price value product, and Husky accounted for approximately 14.3 percent of total moist smokeless tobacco net unit volume in the first quarter of 2006, as compared to 13.6 percent in the first quarter of 2005.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. Net can sales for the first quarter of 2006 included approximately 17.1 million cans of new products launched within the last three years, representing 11.3 percent of the Company’s total moist smokeless tobacco net unit volume for the corresponding period. These new products included Copenhagen Long Cut Straight, which was introduced during the first quarter of 2006, as well as Skoal Long Cut Apple Blend, Skoal Long Cut Vanilla Blend, Skoal Long Cut Peach Blend, three varieties of Skoal pouches, three Red Seal products and all Husky products. In the third quarter of 2006, the Company will be launching new and improved Skoal Bandits moist smokeless tobacco pouches.
The following provides information from the Company’s Retail Activity Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, for the 26-week period ended March 18, 2006:

	Can-Volume %		Percentage Point
	Change from Prior	%	Change from Prior
	Year Period	Share	Year Period

Total Smokeless Category	5.9%
Total Premium Segment	(4.5)%	59.4%	(6.4)
Total Value Segments	25.9%	40.5%	6.4

Company Share of:
Total Smokeless Category	(1.1)%	63.4%	(4.4)
Total Premium Segment	(4.0)%	90.3%	0.5
Total Value Segments	18.6%	24.3%	(1.5)

(23)

In the beginning of 2006, the Company’s initiative to stabilize premium unit volume and strengthen premium brand loyalty was implemented. As such, the RAD-SVT data for the 26-week period ended March 18, 2006 includes data spanning a period of time both before and after implementation of the initiative. To demonstrate the impact the Company’s initiative has had on net unit volume trends so far, the Company has separated the 26-week RAD-SVT data into the following categories: (1) the 16-week period prior to the implementation of the Company’s initiative (“Pre-Plan Period”) ending January 7, 2006 and (2) the 10-week period during which the plan was in operation (“Plan Period”) ending March 18, 2006. The first shipments of value packs at lower price points began on January 9, 2006. The table below provides RAD-SVT information for the 26-week period ended March 18, 2006 separated between the Pre-Plan Period and the Plan Period.

	Can-Volume % Change from
	Prior Year Period
			Percentage Point
			Change from
	Pre-Plan		Pre-Plan to Plan
	Period	Plan Period	Period

Total Smokeless Category	4.9%	7.4%	2.5
Company Share of:
Total Smokeless Category	(2.5)%	1.3%	3.8
Total Premium Segment	(5.6)%	(1.3)%	4.3
As disclosed in the Company’s 2005 Form 10-K, the aforementioned premium brand loyalty initiatives are being implemented on a state-by-state basis, with varying levels of spending based upon a state’s designation as a focus, emerging concern or premium growth state. During the planning period, focus states were characterized by relatively low per capita income and higher price value consumption and represented the majority of the Company’s premium unit volume losses in 2005. Emerging concern states were defined as those in which the Company’s premium unit volume declines were more moderate, and premium growth states were those in which the Company’s premium unit volumes were increasing.
In order to provide further clarity on the impact of the Company’s premium brand loyalty efforts in the first quarter of 2006, the following table provides unit volume prior year comparisons for the Company’s premium products in each of the above states’ categories over the 26-week period ended March 18, 2006, divided into the aforementioned Pre-Plan and Plan periods, compared to the corresponding 2005 periods:

	Can-Volume % Change
	from Prior Year Period
			Percentage Point
			Change from
	Pre-Plan	Plan	Pre-Plan to Plan
	Period	Period	Period

Focus States	(6.4)%	(1.2)%	5.2
Emerging Concern States	(8.0)%	(3.4)%	4.6
Premium Growth States	0.5%	2.6%	2.1

(24)

These statistics reflect that the price-focused initiatives implemented in connection with the Company’s premium loyalty efforts have been more heavily directed towards those states originally identified as focus states during the planning stages. Although early progress has been made in some states, particularly those originally identified as focus states, there has been a shift among certain states originally identified as emerging concern states, as the underlying premium net unit volume results subsequent to the planning stages deteriorated causing some states originally identified as emerging concern states to shift to focus states. As a result, the Company has made adjustments to its plans, including reallocations of spending and changes in pricing initiatives, that it believes are appropriate to address these matters on a going forward basis.
The Company believes that due to these subsequent shifts between categories for certain states, another useful measurement of the Company’s premium brand loyalty initiative is the number of states for which premium net unit volume is growing. According to RAD-SVT data utilized during the planning stages, premium net unit volume was growing in 20 states, representing approximately 25 percent of the Company’s overall premium net unit volume. During the Plan Period, these statistics improved to 25 states for which premium net unit volume was growing, representing approximately 47 percent of the Company’s overall premium net unit volume.
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
Costs of products sold for the first quarter of 2006 were relatively level with the corresponding period of 2005, as the impact of lower unit costs was offset by overall increased net unit volume of moist smokeless tobacco products. The decreased moist smokeless tobacco unit costs were primarily due to lower leaf tobacco costs resulting from the impact of the Fair and Equitable Tobacco Reform Act, partially offset by higher labor and overhead.
Gross margin decreased 3.9 percent in the first quarter of 2006 compared to the first quarter of 2005, primarily as a result of the decrease in net sales previously discussed. The gross margin, as a percentage of net sales, declined slightly to 82.4 percent for the first quarter of 2006, from 82.9 percent in the same period of the prior year, as a result of these factors and a shift in product mix, which included higher net unit volume for premium value packs and price value products, along with lower net unit volume for straight stock premium products.
SA&A expenses decreased 4.6 percent in the first quarter of 2006 compared to the first quarter of 2005. This reflected a decrease in direct and indirect selling and advertising expense, which was primarily attributable to lower spending on print advertising and point-of-sale programs, partially offset by higher one-on-one marketing and trade promotional spending, as well as higher salaries and related costs, in support of category growth initiatives. In addition, the SA&A comparison to the prior year was favorably impacted by the absence of certain tobacco settlement-related charges recognized in 2005 and the recovery of additional amounts due in connection with a bankrupt smokeless tobacco customer. Administrative and other expenses also decreased as a result of lower share-based compensation costs.

(25)

In the first quarter of 2006, the Company recorded a $1.4 million pre-tax charge reflecting a change in the estimated redemption rate for coupons in conjunction with the resolution of certain states’ indirect purchaser antitrust actions (see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 12, Contingencies,” for additional details).
Segment operating profit decreased 4.2 percent to $191.7 million in the first quarter of 2006, compared to $200.2 million in the first quarter of 2005, as a result of the aforementioned factors.
WINE SEGMENT

	Three Months Ended
	March 31,
	2006	2005

Net sales	$56,309	$51,591
Operating profit	8,536	7,101
Wine segment net sales increased 9.1 percent to $56.3 million in the first quarter of 2006 versus the comparable 2005 period, and represented 13 percent of consolidated net sales for the first quarter of 2006. The net sales increase was primarily the result of an 8.3 percent increase in premium case volume versus the prior year period. Case volume for the Company’s two leading brands increased from comparable 2005 levels, with Chateau Ste. Michelle up 16.4 percent and Columbia Crest up 5.5 percent. These two leading brands accounted for 75.2 percent of total premium case volume in the first quarter of 2006. Chateau Ste. Michelle case volume growth in the first quarter of 2006, as compared to the first quarter of 2005, was primarily due to increased case volume for white wine varietals, as well as the recently introduced Indian Wells products, partially offset by lower case volume for certain red wine varietals. Increased case volume in the first quarter of 2006 for Columbia Crest, as compared to the same period of 2005, was mainly due to increased volume for the Two Vines products, partially offset by lower case volume for Grand Estates Merlot, which had strong case volume in 2005 as a result of favorable acclaim. The increase in net sales in the first quarter of 2006, as compared to the first quarter of 2005, reflects the broadening of the distribution of the Company’s wines as a direct result of the Company’s continued efforts to increase distribution through the expansion of its sales force. In addition, the increase in net sales was also partially attributable to increased case volume for 14 Hands and Red Diamond, two of the Company’s newer labels.
Segment cost of products sold in the first quarter of 2006 increased 11.5 percent from the same prior year period, primarily as a result of the increased case volume and the impact of higher costs per case. The gross margin percentage decreased slightly in the first quarter of 2006 mainly due to the increased case costs and an unfavorable shift in case mix toward lower priced varietals.
SA&A expenses decreased 3.1 percent in the first quarter of 2006 compared to the first quarter of 2005. The decrease was primarily attributable to a $2.5 million pre-tax gain recognized in connection with the sale of winery property located in California, which more than offset increased direct and indirect selling and advertising expenses. The increased direct and indirect selling and advertising expenses, as compared to the similar prior year period, were primarily related to costs for point-of-sale advertising for the Chateau Ste. Michelle, Columbia Crest and Red Diamond brands. In addition, higher salaries and related costs, due to the continued sales force expansion associated with broadening distribution of the Company’s wines throughout the domestic market, are reflected in this variance. Administrative and other spending was slightly higher in the first quarter of 2006 compared to the corresponding 2005 period.

(26)

As a result of the above mentioned factors, Wine segment operating profit increased 20.2 percent to $8.5 million in the first quarter of 2006, compared to $7.1 million in the corresponding 2005 period.
ALL OTHER OPERATIONS

	Three Months Ended
	March 31,
	2006	2005

Net sales	$11,054	$10,217
Operating profit	3,708	3,660
Net sales for All Other Operations increased 8.2 percent to $11.1 million for the first quarter of 2006, compared to the first quarter of 2005, and accounted for 2.5 percent of consolidated net sales for the quarter. The increase in net sales was primarily the result of higher unit volume for moist smokeless tobacco products sold by the Company’s international operations in Canada, partially offset by the impact of a decline in unit volume for moist smokeless tobacco products in the Company’s other international markets. In addition, the increase also included the impact of a favorable foreign exchange rate. Operating profit for All Other Operations for the first quarter of 2006 of $3.7 million was relatively level with the amounts reported in the comparable prior year period.
OUTLOOK
Consumer research indicates in 2005 the moist smokeless tobacco category increased by a net amount of approximately 0.6 million new adult consumers, bringing the total adult consumer base to approximately 6 million from 4.7 million in 2001, a majority of which entered in the premium segment. Going forward the Company expects that its category growth and premium brand loyalty initiatives will continue to expand the adult consumer base and attract a significant majority of these consumers, primarily smokers, to premium brands.
The Wine segment continues to forecast growth for the remainder of 2006. Given industry trends for the second half of 2005 that reflected a total volume decline for the Merlot varietal and the continued weakness in Merlot volume during the first quarter of 2006, the Company intends to implement a number of initiatives throughout the remainder of the year that will emphasize red wines, Merlot in particular. Such initiatives include red wine promotions, new vintage and packaging introductions, trade discounts and advertorials. In addition, beginning in the second half of 2006, revenues for the Wine segment are expected to be favorably impacted by the aforementioned strategic alliance with Antinori. However, due to planned reinvestment of incremental profits generated from this agreement for advertising and promotion during the first two years, no significant impact on Wine segment operating profit is expected during that period.
For the year 2006, the Company continues to anticipate diluted earnings per share in the range of $3.00 to $3.14, with a target of $3.05. The earnings decline versus 2005 is primarily the result of the planned incremental $91 million in spending being made throughout 2006 related to the Company’s initiative to stabilize premium moist smokeless tobacco unit volume and grow the category. The Company believes the increased value being offered through the premium brand loyalty initiatives is sufficient even in light of escalating gasoline prices; however this remains a risk to the plan. Premium unit volume in the second quarter of 2006 is anticipated to be lower than the prior year period due to timing of new product introductions and promotional activity in the prior year. The decline, however, is anticipated to show

(27)

improvement over the underlying trend in the first quarter of 2006. The Company continues to expect premium unit volume trends to stabilize in the second half of 2006.
In April 2006, a large tobacco manufacturer announced its plan to enter the moist smokeless tobacco category via acquisition of one of the Company’s existing moist smokeless tobacco competitors. At this time it is too early to determine the impact, positive or negative, that this acquisition may have on the moist smokeless tobacco category or the Company’s future operations and financial results.
LIQUIDITY AND CAPITAL RESOURCES:

	Three Months Ended
	March 31,
	2006	2005

Net cash provided by (used in):
Operating activities	$124,777	$86,274
Investing activities	10,616	46,476
Financing activities	(137,346)	(389,873)
For the first quarter of 2006, net cash provided by operating activities was $124.8 million compared to $86.3 million in the first quarter of 2005. The primary source of cash in the first quarter of 2006 and 2005, respectively, was net earnings generated mainly by the Smokeless Tobacco segment. In the first quarter of 2006 the most significant uses of cash were for the payment of accounts payable and accrued expenses incurred in the normal course of business, including payments for purchases of leaf tobacco for use in moist smokeless tobacco products and grapes for use in the production of wine. The Company estimates that 2006 raw material inventory purchases for leaf tobacco for moist smokeless tobacco products will approximate amounts expended in 2005, while grape and bulk wine purchases and grape harvest costs for wine products will be greater than amounts in the corresponding 2005 period. The increase in cash provided by operating activities in the first quarter of 2006 was primarily due to the timing of payments related to federal income taxes, as the first quarter of 2005 included a tax payment of approximately $30 million.
Net cash provided by investing activities was $10.6 million in the first quarter of 2006, compared to $46.5 million in the comparable prior year period. The decrease in cash provided by investing activities for the first quarter of 2006, as compared to the first quarter of 2005, was primarily due to a lower amount of net proceeds from the sale of certain short-term investments, as the current year included $10 million of such net proceeds versus $60 million in the first quarter of 2005. The impact of this reduction was partially offset by a lower level of expenditures related to purchases of property, plant and equipment, $4.8 million in the first quarter of 2006 compared to $13.6 million in the first quarter of 2005, as well as the receipt of $5.9 million in proceeds from the sale of winery property located in California. The Company expects net spending under the 2006 capital program to approximate $49 million.
For the first quarter of 2006, the Company’s net cash used in financing activities was $137.3 million, compared to $389.9 million during the similar 2005 period. The lower level of net cash used in financing activities during the first quarter of 2006, as compared to the first quarter of 2005, was primarily due to the $300 million repayment of senior notes in the prior year period. In addition, proceeds received from the issuance of stock related to stock option exercise activity was lower in the first quarter of 2006, as compared to the first quarter of 2005, with proceeds amounting to $4.6 million in 2006 versus $51.1 million in 2005. Dividends paid during the first quarter of 2006 amounted to $92.2 million and was relatively level with the amount paid during the first quarter of 2005, as the

(28)

impact of a 3.6 percent dividend increase was largely offset by a lower level of shares outstanding as a result of repurchases of common stock under the Company’s share repurchase program. The Company utilized $50 million to repurchase common stock under its share repurchase program in the first quarter of 2006, which was commensurate with the comparable prior year period. In accordance with the provisions of SFAS No. 123(R), which the Company adopted on January 1, 2006, cash flows from financing activities for the first quarter of 2006 also reflected the amount of actual tax benefit realized by the Company related to the exercise of stock options, in excess of the tax deduction that would have been recorded had the fair value method of accounting for stock options been applied to all stock option grants.
As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance of $200.1 million at March 31, 2006 decreased slightly from the balance at December 31, 2005.
The Company will continue to have significant cash requirements for the remainder of 2006, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.
AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2005, with the exception of the execution of leaf tobacco purchases in connection with normal purchase contracts. Through March 31, 2006, the Company executed $19.1 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2005. As of March 31, 2006, the Company has contractual obligations of approximately $60.6 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products. There are no contractual obligations to purchase leaf tobacco with terms beyond one year.
NEW ACCOUNTING STANDARDS
The Company reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Form 10-Q, there were no new accounting standards issued that were projected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 2, Recent Accounting Pronouncements,” for further information regarding new accounting standards.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2005 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by the Company, including forward-looking statements contained in this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A of the 2005 Form 10-K, which is incorporated herein by reference. There has been no material change in this information.

(29)

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(30)

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On February 27, 2006, the Company was served with a Summons and Class Action Complaint in an action entitled Gregory Hunt, et al. v. United States Tobacco Company, et al., United States District Court for the Eastern District of Pennsylvania (Case No. 06-CV-1099). This action was brought by an individual plaintiff on behalf of himself and a purported class of indirect purchasers of the Company’s smokeless tobacco products in the State of Pennsylvania during the period January 1, 1990 to the present. Plaintiffs allege the Company has violated the Pennsylvania Unfair Trade Practices and Consumer Protection Law. Plaintiffs seek unspecified compensatory and statutory damages in an amount not to exceed $75,000 (including trebling) per putative class member and other relief.
This action is derived from the previous antitrust action brought against the Company by a competitor, Conwood Company, L.P. For the plaintiffs in this action to prevail, they will have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in all such cases. Except as to the Company’s willingness to consider alternative solutions for resolving such cases, all such cases are, and will continue to be, vigorously defended.
In Marvin D. Chance, Jr., on behalf of himself and all others similarly situated v. United States Tobacco Company, et al., District Court for Seward County, Kansas (Case No. 02-C-12), on March 8, 2006, the court entered final approval of the settlement of the Kansas class action and New York action. The settlement was described in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2005 and September 30, 2005. An evidentiary hearing on plaintiffs’ motion for an additional amount of approximately $8.5 million in attorneys’ fees, expenses and costs, plus interest, beyond the previously agreed-upon amounts already paid by the Company was held April 4-5, 2006. To date, the court has not ruled on the motion. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and will continue to vigorously defend against this motion.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2005 Form 10-K.

(31)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended March 31, 2006:

			Total Number
			of Shares	Maximum Number of
	Total		Purchased as	Shares that May Yet Be
	Number of	Average	Part of the	Purchased Under the
	Shares	Price Paid	Repurchase	Repurchase Programs
Period	Purchased	Per Share	Programs (1)	(1)

January	331,000	$41.08	331,000	16,882,347
February	423,200	$38.94	423,200	16,459,147
March	490,300	$40.68	490,300	15,968,847

Total	1,244,500	$40.20	1,244,500

(1)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Share repurchases under this program commenced in June 2005.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a) The Annual Meeting of Stockholders was held on May 2, 2006.
c) Matters voted upon at the meeting:

	Nominee	For	Withheld
Election of Directors (Proposal No. 1)	Patricia Diaz Dennis	143,912,163	2,856,649
	Peter J. Neff	143,993,626	2,775,186
	Andrew J. Parsons	143,964,913	2,803,899

				Broker
	Affirmative	Negative	Abstentions	Non-Votes
Ratification and Approval of Independent Registered Public Accounting Firm (Proposal No. 2)	144,853,698	656,253	1,258,861	—

Stockholder Proposal Regarding Product Promotion on the Internet (Proposal No. 3)	2,568,802	112,851,404	11,789,270	19,559,336

Stockholder Proposal Regarding Board Classification (Proposal No. 4)	81,425,295	44,034,630	1,749,551	19,559,336

(32)

ITEM 6. EXHIBITS
Exhibit 10.1 — UST Inc. Director Deferral Program, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 10, 2006.
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

UST Inc. (Registrant)
Date May 4, 2006	/s/ ROBERT T. D’ALESSANDRO
Robert T. D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date May 4, 2006	/s/ JAMES D. PATRACUOLLA
James D. Patracuolla
Vice President and Controller (Principal Accounting Officer)

(34)