Form 10-Q
period 2006-06-30
UST INC
filed 2006-08-03
CIK 811669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Common shares ($.50 par value) outstanding at July 31, 2006     160,825,351

UST Inc.
(“Registrant” or the “Company”)

(1)

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$229,894	$202,025
Short-term investments	—	10,000
Accounts receivable	47,733	54,186
Inventories:
Leaf tobacco	186,507	202,553
Products in process	182,086	203,396
Finished goods	161,315	156,343
Other materials and supplies	20,628	21,115

Total inventories	550,536	583,407
Deferred income taxes	9,516	11,622
Income taxes receivable	—	2,400
Assets held for sale	—	3,433
Prepaid expenses and other current assets	27,113	22,481

Total current assets	864,792	889,554
Property, plant and equipment, net	418,419	431,168
Other assets	40,481	46,261

Total assets	$1,323,692	$1,366,983

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$170,775	$231,061
Income taxes payable	30,596	12,566
Litigation liability	15,594	15,151

Total current liabilities	216,965	258,778
Long-term debt	840,000	840,000
Postretirement benefits other than pensions	86,782	85,819
Pensions	95,683	92,159
Deferred income taxes	6,396	11,972
Other liabilities	4,168	3,157

Total liabilities	1,249,994	1,291,885
Contingencies (see Note 13)

Stockholders’ equity:
Capital stock (1)	104,228	103,810
Additional paid-in capital	975,047	945,466
Retained earnings	563,735	497,389
Accumulated other comprehensive loss	(15,572)	(17,802)

	1,627,438	1,528,863
Less treasury stock - 47,439,078 shares in 2006 and 45,049,378 shares in 2005	1,553,740	1,453,765

Total stockholders’ equity	73,698	75,098

Total liabilities and stockholders’ equity	$1,323,692	$1,366,983

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 208,455,616 shares in 2006 and 207,620,439 shares in 2005. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.
Note: The Condensed Consolidated Statement of Financial Position at December 31, 2005 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$472,900	$480,116	$906,541	$920,643
Costs and expenses:
Cost of products sold	98,902	97,237	191,093	186,160
Excise taxes	13,512	12,789	25,531	24,270
Selling, advertising and administrative	134,902	133,191	266,610	268,998
Antitrust litigation	—	12,529	1,350	12,529

Total costs and expenses	247,316	255,746	484,584	491,957

Operating income	225,584	224,370	421,957	428,686
Interest, net	10,793	11,977	22,263	28,368

Earnings before income taxes	214,791	212,393	399,694	400,318
Income tax expense	80,136	75,868	149,126	141,961

Net earnings	$134,655	$136,525	$250,568	$258,357

Net earnings per share:
Basic	$0.84	$0.83	$1.55	$1.57
Diluted	$0.83	$0.82	$1.54	$1.55

Dividends per share	$0.57	$0.55	$1.14	$1.10

Average number of shares:
Basic	160,791	164,575	161,194	164,670
Diluted	162,240	166,194	162,442	166,608
See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net earnings	$250,568	$258,357
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,897	22,376
Share-based compensation expense	4,551	3,182
Excess tax benefits from share-based compensation	(1,285)	—
(Gain) loss on disposition of property, plant and equipment	(2,154)	1,230
Deferred income taxes	(4,671)	(5,503)
Changes in operating assets and liabilities:
Accounts receivable	6,453	(7,028)
Inventories	32,145	25,340
Prepaid expenses and other assets	3,352	4,558
Accounts payable, accrued expenses, pensions and other liabilities	(51,846)	(59,355)
Income taxes	22,867	(8,047)
Litigation liability	443	8,904

Net cash provided by operating activities	283,320	244,014

Investing Activities:
Short-term investments, net	10,000	25,250
Purchases of property, plant and equipment	(10,937)	(37,379)
Proceeds from dispositions of property, plant and equipment	6,024	3,116
Investment in joint venture	(785)	—

Net cash provided by (used in) investing activities	4,302	(9,013)

Financing Activities:
Repayment of debt	—	(300,000)
Proceeds from the issuance of stock	22,950	55,781
Excess tax benefits from share-based compensation	1,285	—
Dividends paid	(184,013)	(181,530)
Stock repurchased	(99,975)	(100,049)

Net cash used in financing activities	(259,753)	(525,798)

Increase (decrease) in cash and cash equivalents	27,869	(290,797)
Cash and cash equivalents at beginning of year	202,025	450,202

Cash and cash equivalents at end of the period	$229,894	$159,405

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Income taxes	$133,084	$155,856
Interest	$28,575	$41,775
See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after the elimination of intercompany accounts and transactions. Certain prior year amounts on the Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 2006 financial statement presentation. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).
2 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses uncertainty in accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by clarifying the recognition thresholds and measurements of tax contingencies and providing new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, as such, the Company plans to adopt the provisions of FIN 48 on January 1, 2007. The Company is in the process of evaluating the impact the adoption of this interpretation will have on its results of operations and financial condition.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The Company adopted the provisions of SFAS No. 154 on January 1, 2006, as required. The adoption of SFAS No. 154 did not have an impact on the Company’s consolidated financial statements.
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

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
See Note 4, “Share-Based Compensation” for more details.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, or spoilage, and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the provisions of SFAS No. 151 on January 1, 2006, as required. The adoption of SFAS No. 151 did not have an impact on the Company’s consolidated financial statements.
3 — CAPITAL STOCK
The Company repurchased approximately 1.1 million shares of outstanding common stock at a cost of approximately $50 million during the quarter ended June 30, 2006. During the first six months of 2006, the Company repurchased approximately 2.4 million shares of outstanding common stock at a cost of approximately $100 million. The repurchases were made pursuant to the Company’s authorized program, approved in December 2004, to repurchase up to 20 million shares of its outstanding common stock. As of June 30, 2006, approximately 5.2 million shares have been repurchased at a cost of approximately $217 million under the program.
4 — SHARE-BASED COMPENSATION
On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments issued to acquire goods or services, including grants of employee stock options, to be recognized in the statement of operations based on their fair values, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosure required under SFAS No. 123 for the periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. Pro forma disclosure, as allowed under SFAS No. 123, is no longer an alternative. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R), in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to that date that remained unvested upon adoption of SFAS No. 123(R). Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. The amount of incremental compensation expense recognized relating to stock options as a result of the adoption of SFAS No. 123(R) for the three and six months ended June 30, 2006 was not material.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense, or the pro forma compensation expense that would have been recognized under SFAS No. 123 in the case of stock options granted prior to January 1, 2006, to be reported as a financing cash inflow, rather than as an operating cash inflow. This requirement reduces

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
net operating cash flows and increases net financing cash flows. Total cash flows do not differ from what would have been reported under prior accounting guidance.
Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation awards to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB Opinion No. 25, as permitted under Statement No. 123. Under the intrinsic value-based method, no share-based compensation expense was reflected in net earnings as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Compensation expense was recognized in net earnings during the three and six months ended June 30, 2005 as a result of restricted stock granted to employees and non-employee directors and restricted stock units granted to employees.
As the Company did not account for share-based compensation awards under the fair value method prior to January 1, 2006, the following table illustrates the effect of applying the fair value method on net earnings and net earnings per share for the three and six months ended June 30, 2005 as prescribed in SFAS No. 123:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net Earnings:
As reported	$136,525	$258,357
Add: Total share-based employee compensation expense included in reported net income, net of related tax effect	786	2,068

Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(2,114)	(3,421)

Pro forma	$135,197	$257,004

Basic net earnings per share:
As reported	$.83	$1.57
Pro forma	$.82	$1.56
Diluted net earnings per share:
As reported	$.82	$1.55
Pro forma	$.81	$1.54
Total pre-tax share-based compensation expense for the three and six months ended June 30, 2006 was $2.7 million and $4.6 million, respectively, compared to $1.2 million and $3.2 million for the three and six months ended June 30, 2005, respectively. Of the total $2.7 million and $4.6 million of share-based compensation expense recognized for the three and six months ended June 30, 2006, respectively, approximately $2.6 million and $4.4 million, respectively, was recognized in selling, advertising and administrative (“SA&A”) expenses, $0.1 million and $0.2 million, respectively, was recognized in cost of goods sold and an inconsequential amount was capitalized as part of inventory. All share-based compensation expense recognized for the three and six months ended June 30, 2005 was included in SA&A expenses. The income tax benefit related to share-based compensation expense was $1 million and $1.6 million for the three and six months ended June 30, 2006, respectively, compared to $0.4

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million and $1.1 million for the three and six months ended June 30, 2005, respectively.
The Company maintains the following five equity compensation plans – (1) the UST Inc. 2005 Long Term Incentive Plan (“2005 LTIP”), (2) the UST Inc. Amended and Restated Stock Incentive Plan, (3) the UST Inc. 1992 Stock Option Plan, (4) the Nonemployee Directors’ Stock Option Plan, and (5) the Nonemployee Directors’ Restricted Stock Award Plan. In May 2005, the Company authorized that 10 million shares of its common stock be reserved for issuance under the 2005 LTIP, which was approved by stockholders at the Company’s Annual Meeting on May 3, 2005. Subsequent to that date, all share-based awards were issued from the 2005 LTIP, as the UST Inc. Amended and Restated Stock Incentive Plan, the Nonemployee Directors’ Stock Option Plan and the Nonemployee Directors’ Restricted Stock Award Plan are considered to be inactive. Forfeitures of share-based awards granted from these inactive plans are transferred into the 2005 LTIP as they occur, and are considered available for future issuance under the 2005 LTIP. Share-based awards are generally in the form of common shares, stock options, restricted stock or restricted stock units. Share-based awards granted under the 2005 LTIP vest over a period determined by the Compensation Committee of the Board of Directors and in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant. Under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan, share-based awards vest, in ratable installments or otherwise, over a period of one to five years from the date of grant and, in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant using various payment methods. Under the Nonemployee Directors’ Stock Option Plan, options first become exercisable six months from the date of grant and may be exercised up to a maximum of ten years from the date of grant. In certain instances, awards of restricted stock or restricted stock units are subject to performance conditions related to the Company’s earnings.
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

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a summary of the Company’s stock option activity and related information for the six months ended June 30, 2006 (options in thousands):

	Six Months Ended June 30, 2006
			Weighted-
		Weighted	Average
	Number	-Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2006	6,845.6	$32.13
Granted	—
Exercised	700.2	$32.44
Forfeited	1.9	$33.25
Expired	12.8	$34.06
Outstanding at June 30, 2006	6,130.7	$32.09	4.91 years	$81.9 million
Exercisable at June 30, 2006	6,080.7	$32.04	4.87 years	$81.6 million
The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model, which incorporates various assumptions including expected volatility, expected dividend yield, expected life and applicable interest rates. The expected volatility is based upon the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the applicable stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of stock options is estimated based upon historical exercise data for previously awarded options, taking into consideration the vesting period and contractual lives of the applicable options. The expected dividend yield is derived from analysis of historical dividend rates, anticipated dividend rate increases and the estimated price of the Company’s common stock over the estimated option life. The risk-free rate is based upon the interest rate on U.S. Treasury securities with maturities that best correspond with the expected life of the applicable stock options. The following provides a summary of the weighted-average assumptions used in valuing stock options granted during the six months ended June 30, 2005:

Six Months Ended
June 30, 2005
Expected dividend yield	4.1%
Risk-free interest rate	4.27%
Expected volatility	15.18%
Expected life of the option	6.5 years
The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2005 was $6.43. There were no stock options awards granted during the six months ended June 30, 2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $7.6 million and $36.8 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $23 million and $55.8 million, respectively. The actual tax benefit realized for the tax deductions from stock option exercises totaled $2.4 million and $13.9 million for

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the six months ended June 30, 2006 and 2005, respectively.
Restricted Stock/Restricted Stock Units/Common Stock
A summary of the status of restricted stock and restricted stock units as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Restricted Stock		Restricted Stock Units
				Weighted
		Weighted		average
		average		grant-
		grant-date	Number	date fair
	Number	fair value	of	value per
	of Shares	per share	Shares	share

Nonvested at January 1, 2006	440,528	$39.65	171,390	$38.68
Granted	127,000	$44.58	109,930	$44.58
Forfeited	6,532	$37.35	5,526	$39.05
Vested	4,668	$35.46	364	$39.22
Nonvested at June 30, 2006	556,328	$40.83	275,430	$41.03
Of the 556,328 shares of restricted stock above, 348,338 shares are subject to certain performance conditions related to the Company’s earnings. The weighted-average grant date fair value of restricted stock granted during the six months ended June 30, 2005 was $50.89.
During the three and six months ended June 30, 2006, 17,714 and 19,604 shares of common stock were awarded outright to non-employee directors as compensation for their annual retainer and meeting attendance, resulting in $0.8 million and $0.9 million in compensation expense, respectively.
As of June 30, 2006, there is $16.4 million and $8.6 million of total unrecognized pre-tax compensation expense, net of estimated forfeitures, related to nonvested restricted stock and restricted stock units, respectively, granted under the Company incentive plans. This cost is expected to be recognized over a weighted-average period of 2.8 years and 2.4 years for restricted stock and restricted stock units, respectively.

(10)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5 — EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003), the following provides the components of net periodic benefit cost for the three and six months ended June 30, 2006 and 2005, respectively:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$5,051	$4,569	$1,476	$1,435
Interest cost	7,565	7,405	1,295	1,333
Expected return on plan assets	(6,532)	(6,553)	—	—

Amortization of unrecognized transition credit	(2)	(2)	—	—
Amortization of prior service cost	4	—	(1,556)	(534)
Recognized actuarial loss	1,770	1,373	422	285

Net periodic benefit cost	$7,856	$6,792	$1,637	$2,519

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$10,040	$9,527	$3,004	$2,880
Interest cost	15,039	14,940	2,590	2,674
Expected return on plan assets	(12,979)	(13,046)	—	—

Amortization of unrecognized transition credit	(4)	(4)	—	—
Amortization of prior service cost/(benefit)	9	(1)	(3,019)	(1,071)
Recognized actuarial loss	3,516	2,921	834	572

Net periodic benefit cost	$15,621	$14,337	$3,409	$5,055

As previously disclosed in the 2005 Form 10-K, the Company expects to contribute $6.5 million to its non-qualified defined benefit pension plans in 2006.

(11)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In October 2005, in light of the prescription drug benefits offered under Medicare Part D, the Company announced that, effective January 1, 2006, its welfare benefit plans will no longer include prescription drug coverage for substantially all Medicare-eligible retirees or their Medicare-eligible spouses or dependents. In accordance with FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medical Prescription Drug, Improvement and Modernization Act of 2003, this amendment to reduce coverage to levels that are no longer deemed actuarially equivalent does not impact the actuarial experience gain previously recognized in connection with the subsidy. However, the combined impact of the amendment and the effective elimination of the subsidy are reflected as a credit to prior service cost.
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
The Company’s effective tax rate increased to 37.3 percent for both the second quarter and first six months of 2006, from 35.7 percent and 35.5 percent in the second quarter and first six months of 2005, respectively. Income tax expense for the second quarter and first six months of 2005 reflects the favorable impact of the net reversal of income tax accruals of $4 million and $8.7 million, respectively, net of federal income tax benefit, which resulted from changes in facts and

(12)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
circumstances, including the settlement of various income tax audits by the Internal Revenue Service and other taxing authorities.
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
7 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$399,110	$410,940	$765,388	$789,659
Wine	62,000	58,700	118,309	110,291
All Other Operations	11,790	10,476	22,844	20,693

Net sales	$472,900	$480,116	$906,541	$920,643

Operating Profit:
Smokeless Tobacco	$219,452	$219,418	$411,142	$419,584
Wine	9,387	7,938	17,923	15,039
All Other Operations	3,911	3,876	7,619	7,536

Operating profit	232,750	231,232	436,684	442,159
Corporate expenses	(7,166)	(6,862)	(14,727)	(13,473)
Interest, net	(10,793)	(11,977)	(22,263)	(28,368)

Earnings before income taxes	$214,791	$212,393	$399,694	$400,318

The Company’s identifiable assets by reportable segment as of June 30, 2006 did not change significantly from amounts appearing in the December 31, 2005 Consolidated Segment Information (See the 2005 Form 10-K), with the exception of assets of All Other Operations which reflect a decrease in cash and cash equivalents primarily related to the cash dividend from one of the Company’s foreign subsidiaries (See Note 6, “Income Taxes” for further information).

(13)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net earnings	$134,655	$136,525	$250,568	$258,357

Denominator:
Denominator for basic earnings per share – weighted-average shares	160,791	164,575	161,194	164,670
Dilutive effect of share-based awards	1,449	1,619	1,248	1,938

Denominator for diluted earnings per share	162,240	166,194	162,442	166,608

Basic earnings per share	$.84	$.83	$1.55	$1.57

Diluted earnings per share	$.83	$.82	$1.54	$1.55

Options to purchase approximately nine thousand shares of common stock outstanding as of June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.

(14)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10 — COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the second quarter of 2006 and 2005, total comprehensive income, net of taxes, amounted to $136.4 million and $137 million, respectively. For the first six months of 2006 and 2005, total comprehensive income, net of taxes, amounted to $252.8 million and $259.1 million, respectively.
11 – PURCHASE COMMITMENTS
As of June 30, 2006 the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either non-cancelable or cancelable only under certain predefined conditions.
As of June 30, 2006, the Company has contractual obligations of approximately $60.6 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products. In the first quarter of 2006, the Company had executed $19.1 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2005. There are no contractual obligations to purchase leaf tobacco with terms beyond one year.
Purchase commitments under contracts to purchase grapes for the periods beyond one year are subject to variability resulting from potential changes in market price indices. The following table presents a summary of the change in the Company’s future payment obligations, through June 30, 2006, for the purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions:

	2006	2007	2008	2009	2010	Thereafter	Total

Grape commitments - January 1, 2006	$60,237	$51,804	$48,581	$47,322	$43,940	$75,294	$327,178
Net increase	4,159	4,039	5,375	6,712	8,711	64,249	93,245

Grape commitments - June 30, 2006	$64,396	$55,843	$53,956	$54,034	$52,651	$139,543	$420,423

12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the second quarter of 2006, the Company entered into a forward starting interest rate swap to hedge against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The Company expects that the forward starting swap will be perfectly effective in offsetting the variability in the forecasted interest rate payments, as, at inception, the critical terms of the forward starting swap exactly match the critical terms of the expected debt issuance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company will use the Hypothetical Derivative Method to measure hedge effectiveness. The fair value of the forward starting interest rate swap at June 30, 2006 was a net asset

(15)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of $0.7 million, based on a dealer quote, and considering current market rates, and was included in “other assets” on the Consolidated Statement of Financial Position. Accumulated other comprehensive loss at June 30, 2006 included the accumulated gain on the cash flow hedge (net of taxes) of $0.5 million, which reflects the amount of comprehensive income recognized for the three and six months ended June 30, 2006 in connection with the change in fair value of the swap.
13 — CONTINGENCIES
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

(16)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Antitrust Litigation
The Company has been named as a defendant in a number of purported class actions brought by indirect purchasers (consumers and retailers), and class actions brought by indirect purchasers of its moist smokeless tobacco products in the states of California, Massachusetts and Wisconsin. In the first quarter of 2006, the Company was named as a defendant in a purported class action brought by indirect purchasers in the state of Pennsylvania.
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
The Company has entered into a settlement with indirect purchasers, which has been approved by the court, in the states of Arizona, Florida, Hawaii, Iowa, Maine, Michigan, Minnesota, Mississippi, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and West Virginia and in the District of Columbia (“Settlement”). Pursuant to the approved Settlement, adult consumers receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the Settlement and plaintiffs’ attorneys’ fees. The Company recently became aware that a complaint was filed on July 7, 2006 in federal court in West Virginia attempting to challenge certain aspects of the Settlement and seeking additional amounts consistent with subsequent settlements of similar actions; however, the Company has not been served in such action. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the Settlement on substantially similar terms, with the exception of Pennsylvania, for which the Company believes there is insufficient basis for such a claim. In this regard, the Company continues to make progress. On March 8, 2006, the court entered final approval of the settlement of the Kansas class action and New York action. An evidentiary hearing on plaintiffs’ motion for an additional amount of approximately $8.5 million in attorneys’ fees, expenses and costs, plus interest, beyond the previously agreed-upon amounts already paid by the Company was held April 4-5, 2006. To date, the court has not ruled on the motion. The Company believes, and has been so advised by

(17)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
counsel handling this case, that it has meritorious defenses in this regard, and will continue to vigorously defend against this motion. As such, the Company has not recognized a liability for the additional amounts sought in this motion. The Company has had settlements approved by the respective courts in connection with indirect purchaser actions in approximately 80 percent of the states in which they were filed.
The Company recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions. The corresponding liability is periodically reviewed and adjusted, when appropriate, for a number of factors, including differences between actual and estimated settlements, and changes in estimated participation and coupon redemption rates. In the first quarter of 2006, the Company recorded a $1.4 million pre-tax charge reflecting a change in the estimated coupon redemption rate for coupons in connection with the resolution of certain states’ indirect purchaser antitrust actions. In 2005, the Company recorded a $12.5 million net pre-tax charge related to costs to resolve, subject to court approval, certain states’ indirect purchaser actions less favorably than originally anticipated. At June 30, 2006, the liability associated with the resolution of these indirect purchaser actions increased to $15.6 million from $15.1 million at December 31, 2005, predominantly as a result of the pre-tax charge recorded in the first quarter of 2006, partially offset by actual coupon redemption and administrative costs.
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

(18)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Litigation
The Company has been named in an action in California brought by the People of the State of California, in the name of the Attorney General of the State of California, alleging that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA (see Note 14, “Other Matters” for additional information regarding the STMSA). The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt.
The Company believes, and has been so advised by counsel handling the foregoing case, that it has a number of meritorious defenses. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, the foregoing case is, and will continue to be, vigorously defended.
14 — OTHER MATTERS
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. Under the Tobacco Reform Act, the Secretary of Agriculture imposes quarterly assessments on tobacco manufacturers and importers used to fund a trust to compensate tobacco quota farmers. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. The Company recognized charges of approximately $0.9 million and $1.5 million for the three and six months ended June 30, 2006, respectively, and $1 million and $2 million for the three and six months ended June 30, 2005, respectively, associated with the assessments required by the Tobacco Reform Act. For further information, refer to Part II, Item 8 “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Other Matters,” in the 2005 Form 10-K.
In November 1998, the Company entered into the STMSA with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. For the second quarter and first six months of 2006, total charges recorded by the Company in connection with the STMSA were $4.2 million and $8.4 million, respectively. Total charges recorded by the Company in connection with the STMSA for the second quarter and first six months of 2005 were $3.7 million and $7.4 million, respectively. For further information, refer to Part II, Item 8 “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Other Matters,” in the 2005 Form 10-K.

(19)

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
OVERVIEW
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is a leading manufacturer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Red Seal, Husky and Rooster. Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally under labels such as Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden, Red Diamond and 14 Hands. The Company also produces and markets sparkling wine under the Domaine Ste. Michelle label. In addition, the Company has entered into a strategic alliance to become the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Antinori, which includes such labels as Tignanello, Solaia, Tormaresca, Montenisa and Haras de Pirque.
The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are reported as All Other Operations.
The Company’s primary objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults, with a secondary objective of being competitive in every moist smokeless tobacco category segment. Over the past several years, industry trends have shown that some adult consumers have migrated from premium brands to brands in the price value and sub-price value segments. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult consumers, primarily smokers, as approximately every 1 percent of adult smokers who convert to moist smokeless tobacco represents a 10 percent increase in the segment’s adult consumer base, and consumer research indicates that the majority of new adult consumers enter the category in the premium segment. In addition to advertising initiatives focused on category growth, the Company has utilized its direct mail program and a related advertising campaign to promote the convenience of smokeless tobacco relative to cigarettes to over two million adult smokers. The direct mail program, which has been successful over the past two years, continues in 2006. Also crucial to the Smokeless Tobacco segment’s category growth success is product innovation, as evidenced by the

(20)

contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years. While category growth remains the Company’s priority, it has increased its focus on efforts to increase adult consumer loyalty within the premium segment of the moist smokeless tobacco category. In connection with these efforts, the Company has undertaken a plan under which it will incur incremental spending in 2006 to stabilize premium net unit volume by strengthening premium brand loyalty and on additional category growth initiatives, originally anticipated to be $80 million and $11 million, respectively. The premium brand loyalty initiative is designed to deliver value to adult consumers through promotional spending and other price-focused initiatives.
Consistent with the Wine segment’s strategic vision, the Company’s focus is to become the leader in the ultra-premium wine segment, to elevate the Washington state wines to the quality and prestige of the top wine regions of the world, and to be known for superior products, innovation and customer focus. The environment in which the Company’s Wine segment operates is very competitive, and has been subject to ongoing industry consolidation. Additionally, changes in the supply of grapes, as well as changes in consumer preferences, have affected and may continue to affect this environment. The impact of industry-wide grape oversupply, which arose as the result of increased vineyard plantings in the late 1990’s, had begun to subside; however, industry reports show large 2005 harvests in California and Australia. In addition, data indicate that adult per capita wine consumption in the United States is at an all-time high, and that the wine category is expanding more rapidly than the other segments of the alcohol beverage industry. As a result, the Company remains focused on the continued expansion of its sales force and category management staff to broaden the distribution of its wine in the domestic market, especially in certain account categories such as restaurants, wholesale chains and mass merchandisers. The aforementioned alliance with Antinori, to become its exclusive United States importer and distributor, is expected to provide additional leverage in the marketplace and therefore aid in the overall effort to broaden distribution of the Company’s wines. Sustained growth in the Company’s Wine segment will also be dependent on the successful introduction of new products and extension of existing product lines.
RESULTS OF OPERATIONS
SECOND QUARTER AND FIRST SIX MONTHS OF 2006 COMPARED WITH THE SECOND QUARTER AND FIRST SIX MONTHS OF 2005
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$472,900	$480,116	$906,541	$920,643
Net earnings	134,655	136,525	250,568	258,357
Basic earnings per share	.84	.83	1.55	1.57
Diluted earnings per share	.83	.82	1.54	1.55
Consolidated net sales for the second quarter and first six months of 2006 were $472.9 million and $906.5 million, respectively, which reflected 1.5 percent decreases from each of the corresponding 2005 periods. The consolidated net sales decrease in both 2006 periods was primarily the result of lower net revenue realization per premium unit in the Smokeless Tobacco segment, as an unfavorable

(21)

shift in overall product mix and increased sales incentives for moist smokeless tobacco products, more than offset the impact of higher wholesale list selling prices and increased net unit volume for moist smokeless tobacco products. The impact of the lower net revenue realization per premium unit in the Smokeless Tobacco segment was partially offset by improved case volume for premium wine and increased international sales of moist smokeless tobacco products in both 2006 periods.
Consolidated net earnings for the second quarter and first six months of 2006 were $134.7 million and $250.6 million, reflecting 1.4 percent and 3 percent decreases from the corresponding prior year periods. The decrease in consolidated net earnings for the second quarter and first six months of 2006, as compared to the comparable prior year periods, was primarily due to lower consolidated gross margin and increased income tax expense, partially offset by lower net interest expense. The decrease in consolidated gross margin for both 2006 periods was mainly due to the impact of the unfavorable net sales variance and increased cost of products sold, with the impact to operating income for the first six months of 2006 being partially offset by lower selling, advertising and administrative (“SA&A”) expenses. In addition, operating income for both 2006 periods benefited from lower charges related to certain states’ indirect purchaser antitrust actions (see “Notes to Condensed Consolidated Financial Statements — Note 13, Contingencies,” for additional details). The decreases in net sales and net earnings for both the second quarter and first six months of 2006 are indicative of proportional spending in the Smokeless Tobacco segment related to the Company’s previously announced initiative to stabilize premium net unit volume by strengthening premium brand loyalty. In addition, consolidated net earnings reflect the impact of a portion of the previously announced incremental spending behind moist smokeless tobacco category growth initiatives.
The consolidated gross margin decreased 2.6 percent to $360.5 million and 2.9 percent to $689.9 million for the second quarter and first six months of 2006, respectively, compared to the corresponding 2005 periods, primarily due to lower net sales in the Smokeless Tobacco segment as discussed above, partially offset by higher Wine segment net sales and improved net sales in All Other Operations. The consolidated gross margin, as a percentage of net sales, declined to 76.2 percent for the second quarter and 76.1 percent for the first six months of 2006 from 77.1 percent for both the second quarter and first six months of 2005. The lower net revenue realization per premium unit in the Smokeless Tobacco segment, as well as higher case volume for wine, which sells at lower margins than moist smokeless tobacco products, were factors in both comparative declines.
Consolidated SA&A expenses increased 1.3 percent to $134.9 million in the second quarter of 2006, but decreased 0.9 percent to $266.6 million for the first six months of 2006. The increase for the second quarter of 2006 was mainly due to higher legal and professional fees and costs related to the STMSA, partially offset by lower direct selling and advertising expenses in the Smokeless Tobacco segment and lower Wine segment expenses. The six-month decrease was attributable to lower direct selling and advertising expenses, as well the absence of certain smokeless tobacco settlement-related charges in the Smokeless Tobacco segment, along with lower Wine segment costs, partially offset by higher legal and professional fees in the Smokeless Tobacco segment. Unallocated corporate expenses were higher in the second quarter and first six months of 2006. Unallocated corporate expenses in both 2006 periods were impacted by costs associated with an executive retention agreement related to the Company’s succession planning process and higher share-based compensation expenses, while costs associated with employee bonuses also contributed to the year-to-date increase as the prior year included a favorable bonus accrual adjustment. These increased unallocated corporate expenses were partially offset by lower legal costs in both the second quarter and first six months of 2006.

(22)

The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. Outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $4.3 million and $7.1 million for the second quarter and first six months of 2006, respectively, compared to $3.7 million and $9.4 million in the corresponding 2005 periods.
The Company reported operating income of $225.6 million in the second quarter of 2006, representing 47.7 percent of consolidated net sales, compared to operating income of $224.4 million, or 46.7 percent of consolidated net sales, in the corresponding 2005 period. For the first six months of 2006, the Company reported operating income of $422 million, representing 46.5 percent of consolidated net sales, compared to operating income of $428.7 million, or 46.6 percent of consolidated net sales, in the first six months of 2005.
Net interest expense decreased 9.9 percent to $10.8 million and 21.5 percent to $22.3 million, in the second quarter and first six months of 2006, respectively. The decrease for the first six months of 2006 was primarily as a result of lower levels of debt outstanding, compared to the corresponding 2005 period, due to the $300 million repayment of senior notes which matured in March 2005. The net interest expense variance for both 2006 periods was favorably impacted by higher income from cash equivalent investments due to higher interest rates, partially offset by lower levels of investments.
The Company recorded income tax expense of $80.1 million and $149.1 million in the second quarter and first six months of 2006, respectively, compared to $75.9 million and $142 million in the comparative 2005 periods. Income tax expense for the second quarter and first six months of 2005 reflects the favorable impact of the net reversal of income tax accruals of $4 million and $8.7 million, respectively, net of federal income tax benefit, which resulted from changes in facts and circumstances, including the settlement of various income tax audits by the Internal Revenue Service and other taxing authorities. The Company’s effective tax rate increased to 37.3 percent for both the second quarter and first six months of 2006, from 35.7 percent and 35.5 percent in the second quarter and first six months of 2005, respectively, primarily as a result of the aforementioned reversal of accruals recognized in the prior year periods.
Basic and diluted earnings per share were $.84 and $.83, respectively, for the second quarter of 2006, representing a 1.2 percent increase from each of the corresponding comparative measures in 2005. The increase from the prior year was primarily due to a lower level of average basic and diluted shares outstanding in the second quarter of 2006, as compared to the same prior year period. For the first six months of 2006, basic and diluted earnings per share were $1.55 and $1.54, respectively, representing a 1.3 percent and 0.6 percent decrease from the corresponding 2005 amounts. Average basic shares outstanding were lower in the second quarter and first six months of 2006 than in the same periods of the prior year, mainly as a result of share repurchases, partially offset by stock option exercises. Average diluted shares outstanding in both 2006 periods were lower than those in the corresponding 2005 periods due to the impact of share repurchases and a lower level of potentially dilutive outstanding options due to the use of restricted stock and restricted stock units, with decreasing dependence on stock options, as part of the Company’s long-term equity compensation program.

(23)

SMOKELESS TOBACCO SEGMENT

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales	$399,110	$410,940	$765,388	$789,659
Operating Profit	219,452	219,418	411,142	419,584
Net sales for the Smokeless Tobacco segment in the second quarter and first six months of 2006 decreased 2.9 percent and 3.1 percent, respectively, as compared to the comparable prior year periods, and accounted for 84.4 percent of the six month period’s consolidated net sales. Overall moist smokeless tobacco net unit volume increased slightly in both the second quarter and first six months of 2006, however, these net sales results reflect a lower net revenue realization per premium unit, indicative of proportional spending related to the Company’s initiative to stabilize premium net unit volume by strengthening premium brand loyalty in 2006. The lower net revenue realization per premium unit for the second quarter and first six months of 2006 was due to an unfavorable shift in product mix, with lower net unit volume for straight stock premium products more than offset by an increase in net unit volume for value pack premium products and price value products in both 2006 periods. In addition, increased sales incentive costs, primarily related to retail buydowns, also contributed to the lower net revenue realization per premium unit. The increase in sales incentive costs and sales of value pack premium products relates to the Company’s initiative to stabilize premium net unit volume by strengthening premium brand loyalty. Overall, net unit volume for moist smokeless tobacco products increased 0.5 percent in the second quarter of 2006 to 165.7 million cans, as compared to the corresponding 2005 period. For the first six months of 2006, net unit volume for moist smokeless tobacco products increased 0.6 percent to 317.4 million cans, as compared to the first six months of 2005. Sales of dry snuff products and tobacco seeds each accounted for less than one percent of segment net sales in the second quarter and first six months of 2006.
Unit volume results for both premium and price value products include net can sales for standard products, which consists of straight stock, along with can sales for pre-pack promotional products. Premium standard products also include value pack products. Straight stock refers to single cans of smokeless tobacco sold at wholesale list prices. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are premium two-can packages sold year-round reflecting lower per-can wholesale list prices than wholesale list prices for straight stock single-can premium products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time, such as “$1 off of a can of new product.”

(24)

Overall, net unit volume for premium products declined 1.8 percent to 142 million cans and 1 percent to 272 million cans in the second quarter and first six months of 2006, respectively, compared to the corresponding 2005 periods. Although net unit volume for premium products declined in the second quarter of 2006, it reflects a sequential improvement in premium net unit volume trends, adjusting for a shift in premium cans from 2005 to 2004. As previously reported, the Company estimates that approximately 3.7 million premium cans were shifted from the first quarter of 2005 to the fourth quarter of 2004 as some wholesale and retail customers increased inventories in advance of the January 1, 2005 price increase for premium products. The following table illustrates the sequential improvement, as adjusted:

	Quarter Ended
	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2005	2005	2006	2006

Premium net unit volume change from prior year period	(6.2)%	(3.9) %*	(2.9) %*	(1.8)%

*	Adjusted for the impact of the 3.7 million can shift.
The Company is encouraged by this recent trend improvement in net unit volume for premium products and believes that the initiatives to stabilize premium net unit volume are working. The premium net unit volume results in both the second quarter and first six months of 2006 were comprised of a reduction in straight stock and pre-pack promotional volume, partially offset by an increase in net unit volume for value packs.
Net unit volume for price value products increased 16.4 percent to 23.8 million cans and 11.1 percent to 45.4 million cans in the second quarter and first six months of 2006, respectively, compared to the corresponding 2005 periods. Both 2006 periods included increases in pre-pack promotional unit volume. Red Seal and Husky accounted for approximately 14.3 percent of total moist smokeless tobacco net unit volume in both the second quarter and first six months of 2006, as compared to 12.4 percent and 13 percent in the second quarter and first six months of 2005, respectively.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. Net can sales for the second quarter and first six months of 2006 included approximately 18.1 million cans and 35.2 million cans, respectively, of new products launched within the last three years, representing 10.9 percent and 11.1 percent, respectively, of the Company’s total moist smokeless tobacco net unit volume for the corresponding periods. These new products included Copenhagen Long Cut Straight, which was introduced during the first quarter of 2006, as well as Skoal Long Cut Apple Blend, Skoal Long Cut Vanilla Blend, Skoal Long Cut Peach Blend, three varieties of Skoal Pouches, three Red Seal products and all Husky products.
In connection with the Company’s objective to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adult consumers, the Company’s premium pouch products have demonstrated continued growth. Net unit volume for the aforementioned Skoal Pouches, combined with Copenhagen Pouches, increased 35 percent and 35.7 percent for the second quarter and first six months of 2006, respectively, compared to the similar 2005

(25)

periods. In order to build upon this pouch strategy, the Company will be launching new and improved Skoal Bandits moist smokeless tobacco pouches in the third quarter of 2006. The Company also began test marketing a new product, Skoal Dry, in two markets in July 2006. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product, also aimed at converting adult smokers, is designed to be spit-free.
The following provides information from the Company’s Retail Account Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, for the 26-week period ended June 10, 2006:

			Percentage Point
	Can-Volume %		Increase/(Decrease)
	Change from Prior	%	from Prior Year
	Year Period	Share	Period

Total Smokeless Category	7.8%	N/A	N/A
Total Premium Segment	(0.9)%	58.9%	(5.1)
Total Value Segments	23.3%	40.9%	5.2

Company Share of:
Total Smokeless Category	2.2%	63.1%	(3.5)
Total Premium Segment	0.0%	90.5%	0.7
Total Value Segments	16.1%	23.8%	(1.5)
As disclosed in the Company’s 2005 Form 10-K, the aforementioned premium brand loyalty initiative is being implemented on a state-by-state basis, with varying levels of spending based upon a state’s designation as a focus, emerging concern or premium growth state. During the planning period, focus states were characterized by relatively low per capita income and higher price value consumption and represented the majority of the Company’s premium unit volume losses in 2005. Emerging concern states were defined as those in which the Company’s premium unit volume declines were more moderate, and premium growth states were those in which the Company’s premium unit volumes were increasing.
As discussed in the Company’s Form 10-Q for the quarterly period ended March 31, 2006, there has been a shift among certain states originally identified as emerging concern states, as the underlying premium net unit volume results subsequent to the planning stages deteriorated causing some states originally identified as emerging concern states to shift to focus states. As a result, the Company has made adjustments to its plans, including increased spending, reallocations of spending and changes in pricing initiatives, that it believes are appropriate to address these matters on a going forward basis.
The Company believes that due to these subsequent plan adjustments, a useful measurement of the Company’s premium brand loyalty initiative is the number of states for which premium net unit volume is growing. According to RAD-SVT data utilized during the planning stages, premium net unit volume was growing in 20 states, representing approximately 25 percent of the Company’s overall premium net unit volume. During the 26-week period ended June 10, 2006, these statistics improved to 25 states for which premium net unit volume was growing, representing approximately 50 percent of the Company’s overall premium net unit volume.

(26)

In order to provide further clarity on the impact of the Company’s premium brand loyalty initiative since its inception, the following table provides RAD-SVT information for the 22-week period ending June 10, 2006 (“Plan Period”). This period coincides with implementation of the initiative on January 9, 2006, when the Company began shipping value packs at lower price points. In addition, the 16-week period prior to the implementation of the Company’s initiative (“Pre-Plan Period”) ending January 7, 2006, which was included in the Company’s Form 10-Q for the quarterly period ended March 31, 2006, is provided to further illustrate the trend improvement.

	Can-Volume % Change from		Percentage Point
	Prior Year Period		Increase/(Decrease)
	Pre-Plan		from Pre-Plan to Plan
	Period	Plan Period	Period

Total Smokeless Category	4.9%	8.5%	3.6
Company Share of:
Total Smokeless Category	(2.5)%	3.1%	5.6
Total Premium Segment	(5.6)%	1.0%	6.6
During the 22-week period ended June 10, 2006, the number of states for which premium net unit volume was growing improved to 33 states, representing approximately 70 percent of the Company’s overall premium net unit volume. More recent data for the 11-week period ending June 10, 2006 indicate that these statistics improved further, with premium net unit volume growing in 40 states, representing approximately 84 percent of the Company's overall premium net unit volume.
RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco trends from wholesale to retail and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports net shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as new product introductions and promotions, affect comparisons of the Company’s actual results to those from RAD-SVT. The Company believes the difference in trend between RAD-SVT and net shipments in the second quarter of 2006 is due to such factors.
Costs of products sold for the second quarter and first six months of 2006 decreased slightly from each of the corresponding periods of 2005, as the impact of lower unit costs was partially offset by overall increased net unit volume of moist smokeless tobacco products. The decreased moist smokeless tobacco unit costs were primarily due to lower leaf tobacco and other costs, partially offset by higher labor and overhead.
Gross margin decreased 3.3 percent and 3.6 percent in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005, primarily as a result of the decrease in net sales previously discussed. The gross margin, as a percentage of net sales, declined slightly to 82.8 percent and 82.6 percent for the second quarter and first six months of 2006, respectively, from 83.1 percent and 83 percent in the same periods of the prior year, as a result of these factors and a shift in product mix, which included higher net unit volume for premium value packs and price value products, along with lower net unit volume for straight stock premium products.
SA&A expenses increased 1.2 percent in the second quarter of 2006 as compared to the second quarter of 2005, as lower direct selling and advertising expenses were more than offset by higher legal and

(27)

other professional fees and share-based compensation expense. In addition, the second quarter of 2006 reflects higher costs related to the STMSA. For the first six months of 2006, SA&A expenses decreased 1.8 percent, as compared to the first six months of 2005. This reflected a decrease in direct and indirect selling and advertising expense, which was primarily attributable to lower spending on print advertising, direct marketing and point-of-sale programs. This decreased spending was partially offset by higher one-on-one marketing spending in support of category growth initiatives and higher salaries and related costs, as well as increased administrative and other expenses primarily due to higher legal and other professional fees. In addition, the six-month SA&A comparison was favorably impacted by the absence of certain tobacco settlement-related charges recognized in 2005 and the recovery of additional amounts due in connection with a bankrupt smokeless tobacco customer.
Results for both the second quarter and first six months of 2006 were favorably impacted by the absence of $12.5 million in charges related to the resolution of certain states’ indirect purchaser antitrust actions recognized in the second quarter of 2005. For the first six months of 2006, this favorable variance was partially offset by a $1.4 million pre-tax charge recognized in the first quarter of 2006, reflecting a change in the estimated redemption rate for coupons in conjunction with the resolution of certain states’ indirect purchaser antitrust actions (see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 13, Contingencies,” for additional details).
As a result of the aforementioned factors, segment operating profit of $219.5 million in the second quarter of 2006 was relatively level with the second quarter of 2005, while segment operating profit decreased 2 percent to $411.1 million for the first six months of 2006, compared to the corresponding 2005 period.
WINE SEGMENT

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Sales	$62,000	$58,700	$118,309	$110,291
Operating Profit	9,387	7,938	17,923	15,039
Wine segment net sales increased 5.6 percent to $62 million in the second quarter of 2006 and 7.3 percent to $118.3 million for the first six months of 2006, versus the comparable 2005 periods, representing 13.1 percent of consolidated net sales for the first six months of 2006. The net sales increases in both periods were primarily the result of increased premium case volume, with the second quarter and first six months of 2006 up 7.3 percent and 7.8 percent, respectively, versus the comparative prior year periods. Case volume for Chateau Ste. Michelle, one of the Company’s two leading brands, increased from comparable 2005 levels, up 29.9 percent and 23.1 percent for the second quarter and first six months of 2006, respectively. Chateau Ste. Michelle case volume growth in both 2006 periods, as compared to the same periods of 2005, was primarily due to increased case volume for white wine varietals, as well as the recently introduced Indian Wells products. Case volume for Columbia Crest, the Company’s other leading brand, declined 8.7 percent and 2.2 percent for the second quarter and first six months of 2006, respectively, as compared to the corresponding 2005 periods mainly due to lower case volume for Grand Estates Merlot, which had strong case volume in 2005 as a result of favorable acclaim, partially offset by increased volume for the Two Vines products. The Company’s two leading brands accounted for 75.8 percent and 75.5 percent of total premium case

(28)

volume in the second quarter and first six months of 2006, respectively. The increase in net sales in both 2006 periods, as compared to the prior year, reflects the broadening of the distribution of the Company’s wines as a direct result of the Company’s continued efforts to increase distribution through the expansion of its sales force. In addition, the increase in net sales for both 2006 periods was also partially attributable to increased case volume for Domaine Ste. Michelle, as well as 14 Hands and Red Diamond, two of the Company’s newer labels.
Segment cost of products sold in the second quarter and first six months of 2006 increased 6.9 percent and 9 percent, respectively, from the comparable prior year periods, primarily as a result of the increased case volume and the impact of higher costs per case. The gross margin percentage decreased to 36.4 percent and 36.6 percent in the second quarter and first six months of 2006, respectively, as compared to 37.1 percent and 37.6 percent in the corresponding prior year periods, mainly due to the increased case costs and an unfavorable shift in case mix toward lower priced varietals.
SA&A expenses decreased 4.9 percent and 4 percent in the second quarter and first six months of 2006, respectively, compared to the second quarter and first six months of 2005. The decrease in the second quarter of 2006 was primarily due to the impact of a cooperative arrangement for advertising and promotional expenses related to the Company’s distribution of Antinori wines, as well as income from the Company’s Col Solare joint venture. These favorable items also contributed to the year-to-date decrease in SA&A expenses, as well as a $2.5 million pre-tax gain recognized in the first quarter of 2006 in connection with the sale of winery property located in California. These items more than offset increased direct and indirect selling and advertising expenses in the second quarter and first six months of 2006, as compared to the similar prior year periods. The increases were primarily related to costs for marketing and point-of-sale advertising for the Chateau Ste. Michelle, Columbia Crest and Red Diamond brands. In addition, higher salaries and related costs, due to the continued sales force expansion associated with broadening distribution of the Company’s wines throughout the domestic market, are reflected in these variances. Administrative and other spending was higher in the second quarter and first six months of 2006 compared to the corresponding 2005 periods, primarily due to increased legal and professional fees.
As a result of the above mentioned factors, Wine segment operating profit increased 18.3 percent to $9.4 million in the second quarter of 2006 and 19.2 percent to $17.9 million in the first six months of 2006.
ALL OTHER OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Sales	$11,790	$10,476	$22,844	$20,693
Operating Profit	3,911	3,876	7,619	7,536
Net sales for All Other Operations increased 12.5 percent to $11.8 million and 10.4 percent to $22.8 million for the second quarter and first six months of 2006, respectively. Net sales of All Other Operations accounted for 2.5 percent of consolidated net sales for the first six months of 2006. The increase in net sales was primarily the result of higher unit volume for moist smokeless tobacco products sold by the Company’s international operations in Canada, partially offset by the impact of a

(29)

decline in unit volume for moist smokeless tobacco products in the Company’s other international markets. In addition, the increase also included the impact of favorable foreign exchange rates. All Other Operations reported an operating profit of $3.9 million and $7.6 million for the second quarter and first six months of 2006, respectively, which represented corresponding increases of 0.9 percent and 1.1 percent from the comparative prior year periods.
OUTLOOK
The Company is undertaking a company-wide cost reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over the next three years. This initiative is designed to create additional resources for growth via productivity and efficiency enhancements. The Company believes that such an effort is prudent as it will provide additional flexibility in the increasingly competitive smokeless tobacco category.
The Company expects that it may incur costs associated with Project Momentum, including restructuring charges, beginning as early as the third quarter of 2006. Specific costs and charges will depend on the actions taken and may include employee termination costs and charges related to professional fees incurred to implement the initiative. However, as the Company has not finalized the courses of action to be taken in connection with Project Momentum, it is not able, in good faith, to make a determination of the estimated amounts, or range of amounts, to be incurred in connection with the initiative, and accordingly, the anticipated earnings for the year described below do not reflect the impact of such potential costs, or the additional cost savings that may result from the implementation of this initiative.
Consumer research indicates in 2005 the moist smokeless tobacco category increased by a net amount of approximately 0.6 million new adult consumers, bringing the total adult consumer base to approximately 6 million from 4.7 million in 2001, a majority of which entered in the premium segment. Going forward the Company expects that its category growth and premium brand loyalty initiatives will continue to expand the adult consumer base and attract a significant majority of new consumers, primarily smokers, to premium brands.
The Wine segment continues to forecast growth for the remainder of 2006. Given the continued weakness in Merlot volume during the first half of 2006, the Company intends to implement a number of initiatives throughout the remainder of the year that will emphasize red wines, Merlot in particular. Such initiatives include red wine promotions, new vintage and packaging introductions, trade discounts and advertorials. In addition, beginning in the second half of 2006, revenues for the Wine segment are expected to be favorably impacted by the aforementioned strategic alliance with Antinori. However, due to planned reinvestment of incremental profits generated from this agreement for advertising and promotion during the first two years, no significant impact on Wine segment operating profit is expected from net sales during that period. Also, the Company currently estimates that it will begin selling wine under the Erath label, primarily Pinot Noir from Oregon, in connection with a recently completed acquisition, late in the third quarter of 2006, resulting in a minimal impact to segment net sales and operating profit for the latter half of the year. Although net sales related to the Antinori and Erath labels are not anticipated to have a significant impact on Wine segment operating profit in 2006, planned incremental spending in the third quarter related to the introduction of these labels is anticipated to result in lower operating profit than the corresponding period of 2005. However, full year 2006 operating results for the Wine segment are still anticipated to be higher than the prior year.

(30)

For the year 2006, the Company now anticipates diluted earnings per share in the range of $3.02 to $3.11, with a target of $3.07. As noted above, such earnings estimates do not reflect the impact of any potential restructuring charges, or additional cost savings, that may result from the implementation of Project Momentum and may need to be adjusted in the third quarter of 2006 to the extent such charges are incurred or savings realized. The earnings decline versus 2005 is primarily the result of the aforementioned incremental spending being made throughout the year to grow the moist smokeless tobacco category and stabilize premium moist smokeless tobacco unit volume, timing of expenses related to new product introductions, primarily in the third quarter and the absence of a net reversal of income tax accruals recognized in the prior year. As a result of these factors and consistent with the $3.07 revised guidance, the Company believes that diluted earnings per share for the third and fourth quarter of 2006 will be approximately 10 percent lower than each of the corresponding 2005 periods. Although spending related to the Company’s premium brand loyalty initiative is expected to be slightly higher than originally anticipated, the impact to net earnings is expected to be offset by lower than originally anticipated SA&A expenses. The Company continues to believe that the increased value being offered to consumers through the premium brand loyalty initiatives will be sufficient to stabilize premium unit volume trends in the second half of the year, even in light of further escalating gasoline prices; however, this remains a risk to the plan. The Company also continues to expect that premium unit volume trends will stabilize in the second half of 2006. Over the long-term, the Company’s goal is to provide a total shareholder return of at least 10 percent, including diluted earnings per share growth and a strong dividend yield.
LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended
	June 30,
	2006	2005

Net cash provided by (used in):
Operating activities	$283,320	$244,014
Investing activities	4,302	(9,013)
Financing activities	(259,753)	(525,798)
For the first six months of 2006, net cash provided by operating activities was $283.3 million compared to $244.0 million in the first six months of 2005. The primary source of cash in the first six months of 2006 and 2005, respectively, was net earnings generated mainly by the Smokeless Tobacco segment. In the first six months of 2006 the most significant uses of cash were for the payment of income taxes, as well as accounts payable and accrued expenses incurred in the normal course of business, including payments for purchases of leaf tobacco for use in moist smokeless tobacco products and grapes for use in the production of wine. The Company estimates that 2006 raw material inventory purchases for leaf tobacco for moist smokeless tobacco products will approximate amounts expended in 2005, while grape and bulk wine purchases and grape harvest costs for wine products will be greater than amounts in the corresponding 2005 period. The increase in cash provided by operating activities in the first six months of 2006 was primarily due to the timing of payments related to federal income taxes.
Net cash provided by investing activities was $4.3 million in the first six months of 2006, compared to net cash used in investing activities of $9 million in the comparable prior year period. The increase in cash provided by investing activities for the first six months of 2006, as compared to the first six months of 2005, was primarily due to a lower level of expenditures related to purchases of property, plant and equipment, $10.9 million in the first half of 2006 compared to $37.4 million in the first half of 2005, as well as the receipt of $5.9 million in proceeds from the sale of winery property located in California. The impact of these items was partially offset by a lower amount of net proceeds from the sale of certain short-term investments, as the current year included $10 million of such net proceeds

(31)

versus $25.3 million in the comparable prior year period. The Company expects net spending under the 2006 capital program to approximate $52 million.
For the first six months of 2006, the Company’s net cash used in financing activities was $259.8 million, compared to $525.8 million in the comparable 2005 period. The lower level of net cash used in financing activities during the first six months of 2006, as compared to the first six months of 2005, was primarily due to the $300 million repayment of senior notes in the prior year period. In addition, proceeds received from the issuance of stock related to stock option exercise activity was lower in the first half of 2006, as compared to the first half of 2005, with proceeds amounting to $23 million in 2006 versus $55.8 million in 2005. Dividends paid during the first six months of 2006 amounted to $184 million which is slightly higher than the $181.5 million paid during the first six months of 2005, as the impact of a 3.6 percent dividend increase was largely offset by a lower level of shares outstanding as a result of repurchases of common stock under the Company’s share repurchase program. The Company utilized $100 million to repurchase common stock under its share repurchase program in the first half of 2006, which was commensurate with the comparable prior year period. In accordance with the provisions of SFAS No. 123(R), which the Company adopted on January 1, 2006, cash flows from financing activities for the first six months of 2006 also reflected the amount of actual tax benefit realized by the Company related to the exercise of stock options, in excess of the tax deduction that would have been recorded had the fair value method of accounting for stock options been applied to all stock option grants.
As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance of $229.9 million at June 30, 2006 increased by $27.9 million from the balance at December 31, 2005.
The Company will continue to have significant cash requirements for the remainder of 2006, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories and capital spending. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.
AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2005, with the exception of leaf tobacco and grape purchase activity in connection with normal purchase contracts. In the first quarter of 2006, the Company executed $19.1 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2005. As of June 30, 2006, the Company has contractual obligations of approximately $60.6 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products and $420.4 million for the purchase of grapes to be used in the production of wine products. There are no contractual obligations to purchase leaf tobacco with terms beyond one year. Refer to Part I, Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 11, Purchase Commitments,” for the terms of the contractual obligations related to the purchase of grapes.

(32)

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A of the 2005 Form 10-K, which is incorporated herein by reference. There has been no material change in this information other than the information noted below.
During the second quarter of 2006, the Company entered into a forward starting interest rate swap to hedge against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The Company expects that the forward starting swap will be perfectly effective in offsetting the variability in the forecasted interest rate payments, as, at inception, the critical terms of the forward starting swap exactly match the critical terms of the expected debt issuance. This forward starting swap has the effect of fixing the interest rate on an anticipated $100 million debt issuance in 2009. Based on a 100 basis point increase in the applicable interest rate at June 30, 2006, the fair value of the forward starting swap would increase by approximately $5.9 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the forward starting swap by approximately $6.8 million.

(33)

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(34)

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In James Joseph LaChance, et al. v. United States Tobacco Company, et al., Superior Court of New Hampshire, Strafford County (No. 03-C-279), on May 16, 2006, the court granted the Company’s motion and dismissed the Complaint. On July 20, 2006, plaintiffs filed a notice of appeal to the New Hampshire Supreme Court. The action was described in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2003.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended June 30, 2006:

			Total Number
			of Shares	Maximum Number of
	Total	Average	Purchased as	Shares that May Yet
	Number of	Price	Part of the	Be Purchased Under
	Shares	Paid Per	Repurchase	the Repurchase
Period	Purchased	Share	Programs (1)	Programs (1)

April	282,400	$42.83	282,400	15,686,447
May	432,500	$43.66	432,500	15,253,947
June	430,300	$44.10	430,300	14,823,647

Total	1,145,200	$43.62	1,145,200

(1)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Share repurchases under this program commenced in June 2005.

(35)

ITEM 6. EXHIBITS
Exhibit 10.1 — Severance Agreement, dated June 23, 2006, by and between UST Inc. and Robert T. D’Alessandro, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 27, 2006.
Exhibit 10.2 — Severance Agreement, dated June 23, 2006, by and among UST Inc., U.S. Smokeless Tobacco Company and Daniel W. Butler, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 27, 2006.
Exhibit 10.3 — Severance Agreement, dated June 23, 2006, by and among UST Inc., International Wine & Spirits Ltd. and Theodor P. Baseler, incorporated by reference to Exhibit 10.3 to Form 8-K filed June 27, 2006.
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

(36)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc. (Registrant)
Date August 3, 2006	/s/ ROBERT T. D’ALESSANDRO
Robert T. D’Alessandro
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date August 3, 2006	/s/ JAMES D. PATRACUOLLA
James D. Patracuolla
Vice President and Controller (Principal Accounting Officer)

(37)