Form 10-Q
period 2006-09-30
UST INC
filed 2006-11-02
CIK 811669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Common shares ($.50 par value) outstanding at October 31, 2006 160,895,784

UST Inc.
(“Registrant” or the “Company”)

(1)

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$224,829	$202,025
Short-term investments	20,000	10,000
Accounts receivable	49,822	54,186
Inventories:
Leaf tobacco	169,736	202,553
Products in process	183,217	203,396
Finished goods	166,524	156,343
Other materials and supplies	20,407	21,115

Total inventories	539,884	583,407
Deferred income taxes	11,642	11,622
Income taxes receivable	5,482	2,400
Assets held for sale	1,110	3,433
Prepaid expenses and other current assets	24,974	22,481

Total current assets	877,743	889,554
Property, plant and equipment, net	421,712	431,168
Other assets	41,828	46,261

Total assets	$1,341,283	$1,366,983

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$194,726	$231,061
Income taxes payable	9,277	12,566
Litigation liability	14,233	15,151

Total current liabilities	218,236	258,778
Long-term debt	840,000	840,000
Postretirement benefits other than pensions	90,214	85,819
Pensions	97,369	92,159
Deferred income taxes	1,849	11,972
Other liabilities	6,294	3,157

Total liabilities	1,253,962	1,291,885
Contingencies (see Note 13)

Stockholders’ equity:
Capital stock (1)	104,719	103,810
Additional paid-in capital	1,015,563	945,466
Retained earnings	589,811	497,389
Accumulated other comprehensive loss	(18,973)	(17,802)

	1,691,120	1,528,863

Less treasury stock - 48,423,173 shares in 2006 and 45,049,378 shares in 2005	1,603,799	1,453,765

Total stockholders’ equity	87,321	75,098

Total liabilities and stockholders’ equity	$1,341,283	$1,366,983

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 209,437,157 shares in 2006 and 207,620,439 shares in 2005. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.
Note: The Condensed Consolidated Statement of Financial Position at December 31, 2005 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$458,649	$456,830	$1,365,190	$1,377,473

Costs and expenses:
Cost of products sold	102,871	97,892	293,964	284,052
Excise taxes	12,984	12,619	38,515	36,889
Selling, advertising and administrative	133,186	123,121	399,796	392,119
Restructuring charges	17,495	—	17,495	—
Antitrust litigation	—	—	1,350	12,529

Total costs and expenses	266,536	233,632	751,120	725,589

Operating income	192,113	223,198	614,070	651,884
Interest, net	9,955	11,215	32,218	39,583

Earnings from continuing operations before income taxes	182,158	211,983	581,852	612,301
Income tax expense	67,963	79,749	217,089	221,710

Earnings from continuing operations	114,195	132,234	364,763	390,591
Income from discontinued operations, including income tax effect	3,890	—	3,890	—

Net earnings	$118,085	$132,234	$368,653	$390,591

Net earnings per basic share:
Earnings from continuing operations	$0.71	$0.81	$2.27	$2.38
Income from discontinued operations	0.03	—	0.02	—

Net earnings per basic share	$0.74	$0.81	$2.29	$2.38

Net earnings per diluted share:
Earnings from continuing operations	$0.71	$0.80	$2.25	$2.35
Income from discontinued operations	0.02	—	0.02	—

Net earnings per diluted share	$0.73	$0.80	$2.27	$2.35

Dividends per share	$0.57	$0.55	$1.71	$1.65

Average number of shares:
Basic	160,440	163,749	160,940	164,359
Diluted	162,187	165,073	162,355	166,093
See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net earnings	$368,653	$390,591
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,722	32,954
Share-based compensation expense	7,610	4,043
Excess tax benefits from share-based compensation	(6,559)	—
(Gain) loss on disposition of property, plant and equipment	(1,915)	2,629
Deferred income taxes	(9,513)	(6,700)
Changes in operating assets and liabilities:
Accounts receivable	4,364	(8,188)
Inventories	45,594	31,720
Prepaid expenses and other assets	12,618	9,671
Accounts payable, accrued expenses, pensions and other liabilities	(26,407)	(33,016)
Income taxes	3,628	(9,638)
Litigation liability	(918)	(8,095)

Net cash provided by operating activities	430,877	405,971

Investing Activities:
Short-term investments, net	(10,000)	10,000
Purchases of property, plant and equipment	(25,177)	(52,623)
Proceeds from dispositions of property, plant and equipment	6,157	3,183
Acquisition of business	(10,578)	—
Investment in joint venture	(2,921)	—

Net cash used in investing activities	(42,519)	(39,440)

Financing Activities:
Repayment of debt	—	(300,000)
Proceeds from the issuance of stock	53,792	66,382
Excess tax benefits from share-based compensation	6,559	—
Dividends paid	(275,871)	(271,647)
Stock repurchased	(150,034)	(150,049)

Net cash used in financing activities	(365,554)	(655,314)

Increase (decrease) in cash and cash equivalents	22,804	(288,783)
Cash and cash equivalents at beginning of year	202,025	450,202

Cash and cash equivalents at end of the period	$224,829	$161,419

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$221,389	$238,672
Interest	$48,450	$61,650
See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

(In thousands, except per share amounts or where otherwise noted)
1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries after the elimination of intercompany accounts and transactions. Certain prior year amounts on the Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 2006 financial statement presentation. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).
2 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, the Company plans to adopt the provisions of SFAS No. 157 on January 1, 2008. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the funded status of defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur as a component of comprehensive income. In addition, SFAS No.158 requires employers to measure the funded status of its plans as of the date of its year-end statement of financial position. SFAS No. 158 also requires additional disclosures regarding amounts included in accumulated other comprehensive income. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006, and, as such, the Company will adopt the provisions of SFAS No. 158 for its fiscal year ending December 31, 2006. The Company is in the process of assessing the impact that the adoption

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of this pronouncement will have on its consolidated financial statements. However, based on the funded status of the Company’s defined benefit pension and postretirement benefit plans as of December 31, 2005 (the Company’s most recent measurement date), the Company would be required to increase its net liabilities for pension and postretirement benefits, which would result in an estimated decrease to stockholders’ equity of approximately $65 million, net of taxes, in the Company’s consolidated statement of financial position. This estimate may differ from the actual impact of implementing SFAS No. 158, as the actual amount to be recorded is highly dependent upon a number of factors, including the discount rate in effect at December 31, 2006, the actual rate of return on plan assets and the timing and amount of contributions to the pension plans. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses uncertainty in accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, by clarifying the recognition thresholds and measurements of tax contingencies and providing new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, as such, the Company plans to adopt the provisions of FIN 48 on January 1, 2007. The Company is in the process of evaluating the impact the adoption of this interpretation will have on its results of operations and financial condition.
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
3 — CAPITAL STOCK
The Company repurchased approximately 1.0 million shares of outstanding common stock at a cost of approximately $50 million during the quarter ended September 30, 2006. During the first nine months of 2006, the Company repurchased approximately 3.4 million shares of outstanding common stock at a cost of approximately $150 million. The repurchases were made pursuant to the Company’s authorized program, approved in December 2004, to repurchase up to 20 million shares of its outstanding common stock. As of September 30, 2006, approximately 6.2 million shares have been repurchased at a cost of approximately $267 million under the program.

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4 — SHARE-BASED COMPENSATION
On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments issued to acquire goods or services, including grants of employee stock options, to be recognized in the statement of operations based on their fair values, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosure required under SFAS No. 123 for the periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. Pro forma disclosure, as allowed under SFAS No. 123, is no longer an alternative. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R), in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to that date that remained unvested upon adoption of SFAS No. 123(R). Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. The amount of incremental compensation expense recognized relating to stock options as a result of the adoption of SFAS No. 123(R) for the three and nine months ended September 30, 2006 was not material.
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
Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation awards to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB Opinion No. 25, as permitted under Statement No. 123. Under the intrinsic value-based method, no share-based compensation expense was reflected in net earnings as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Compensation expense was recognized in net earnings during the three and nine months ended September 30, 2005 as a result of restricted stock granted to employees and non-employee directors and restricted stock units granted to employees.

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As the Company did not account for share-based compensation awards under the fair value method prior to January 1, 2006, the following table illustrates the effect of applying the fair value method on net earnings and net earnings per share for the three and nine months ended September 30, 2005 as prescribed in SFAS No. 123:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net Earnings:
As reported	$132,234	$390,591
Add: Total share-based employee compensation expense included in reported net earnings, net of related tax effect	560	2,628

Deduct: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(1,610)	(5,031)

Pro forma	$131,184	$388,188

Basic net earnings per share:
As reported	$.81	$2.38
Pro forma	$.80	$2.36
Diluted net earnings per share:
As reported	$.80	$2.35
Pro forma	$.80	$2.34
The following table provides a breakdown by line item of the pre-tax share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and 2005, respectively, as well as the related income tax benefit and amounts capitalized as a component of inventory for each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Selling, advertising and administrative expense	$2,457	$861	$6,820	$4,043
Cost of products sold	154	—	342	—
Restructuring charges (1)	448	—	448	—

Total pre-tax share-based compensation expense	$3,059	$861	$7,610	$4,043

Income tax benefit	$1,110	$301	$2,759	$1,415

Capitalized as inventory	$36	$—	$84	$—

(1)	Represents share-based compensation expense recognized in connection with one-time termination benefits provided to employees affected by the Company’s previously announced cost-reduction initiative called “Project Momentum.” See Note 13 — “Restructuring” for additional information regarding Project Momentum.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company maintains the following five equity compensation plans — (1) the UST Inc. 2005 Long Term Incentive Plan (“2005 LTIP”), (2) the UST Inc. Amended and Restated Stock Incentive Plan, (3) the UST Inc. 1992 Stock Option Plan, (4) the Nonemployee Directors’ Stock Option Plan, and (5) the Nonemployee Directors’ Restricted Stock Award Plan. In May 2005, the Company authorized that 10 million shares of its common stock be reserved for issuance under the 2005 LTIP, which was approved by stockholders at the Company’s Annual Meeting on May 3, 2005. Subsequent to that date, all share-based awards were issued from the 2005 LTIP, as the UST Inc. Amended and Restated Stock Incentive Plan, the Nonemployee Directors’ Stock Option Plan and the Nonemployee Directors’ Restricted Stock Award Plan are considered to be inactive. Forfeitures of share-based awards granted from these inactive plans are transferred into the 2005 LTIP as they occur, and are considered available for future issuance under the 2005 LTIP. Share-based awards are generally in the form of common shares, stock options, restricted stock or restricted stock units. Share-based awards granted under the 2005 LTIP vest over a period determined by the Compensation Committee of the Board of Directors and in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant. Under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan, share-based awards vest, in ratable installments or otherwise, over a period of one to five years from the date of grant and, in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant using various payment methods. Under the Nonemployee Directors’ Stock Option Plan, options first become exercisable six months from the date of grant and may be exercised up to a maximum of ten years from the date of grant. In certain instances, awards of restricted stock or restricted stock units are subject to performance conditions related to the Company’s earnings.
Stock Options
On December 8, 2005, the Board of Directors of the Company, upon the recommendation of its Compensation Committee, approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees and officers, including executive officers, under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan. As a result of the acceleration, stock options to acquire approximately 1.1 million shares of the Company’s common stock became exercisable on December 31, 2005. In order to prevent unintended personal benefits to the Company’s officers, the accelerated vesting was conditioned on such officers entering into amendments to their original option award agreements providing that such officers will not, subject to limited exceptions, sell, transfer, assign, pledge or otherwise dispose of any shares acquired upon exercising the accelerated portion of the options before the earlier of the date on which that portion of options would have otherwise vested under the original terms of the applicable option agreements or separation from service. All other terms related to these stock options were not affected by this acceleration. As a result of the acceleration of these options, the Company is not required to recognize approximately $3 million in 2006 and $0.5 million in 2007 in pre-tax incremental compensation expense in its Consolidated Statements of Operations associated with these options.

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 (options in thousands):

	Nine Months Ended September 30, 2006
			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2006	6,845.6	$32.13
Granted	—	—
Exercised	1,669.8	$31.84
Forfeited	4.3	$33.21
Expired	12.8	$34.06
Outstanding at September 30, 2006	5,158.7	$32.22	4.85 years	$114.9 million
Exercisable at September 30, 2006	5,108.7	$32.16	4.81 years	$114.1 million
The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model, which incorporates various assumptions including expected volatility, expected dividend yield, expected life and applicable interest rates. The expected volatility is based upon the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the applicable stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of stock options is estimated based upon historical exercise data for previously awarded options, taking into consideration the vesting period and contractual lives of the applicable options. The expected dividend yield is derived from analysis of historical dividend rates, anticipated dividend rate increases and the estimated price of the Company’s common stock over the estimated option life. The risk-free rate is based upon the interest rate on U.S. Treasury securities with maturities that best correspond with the expected life of the applicable stock options. The following provides a summary of the weighted-average assumptions used in valuing stock options granted during the nine months ended September 30, 2005:

Nine Months
Ended
September 30, 2005
Expected dividend yield	4.1%
Risk-free interest rate	4.27%
Expected volatility	15.18%
Expected life of the option	6.5 years
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2005 was $6.43. There were no stock options awards granted during the nine months ended September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $27.1 million and $41.4 million, respectively.
Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $53.8 million and $66.4 million, respectively. The actual tax

(10)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
benefit realized for the tax deductions from stock option exercises totaled $10 million and $15.6 million for the nine months ended September 30, 2006 and 2005, respectively.
Restricted Stock/Restricted Stock Units/Common Stock
A summary of the status of restricted stock and restricted stock units as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted		Weighted
		average		average
	Number	grant-date	Number	grant-date
	of	fair value	of	fair value
	Shares	per share	Shares	per share

Nonvested at January 1, 2006	440,528	$39.65	171,390	$38.68
Granted	127,000	$44.58	109,930	$44.58
Forfeited	7,018	$39.92	9,641	$39.80
Vested	9,624	$37.35	26,844	$39.31
Nonvested at September 30, 2006	550,886	$40.83	244,835	$41.22
Of the 550,886 shares of restricted stock above, 348,338 shares are subject to certain performance conditions related to the Company’s earnings. The weighted-average grant date fair value of restricted stock granted during the nine months ended September 30, 2005 was $50.89.
During the three and nine months ended September 30, 2006, 2,960 and 22,564 shares of common stock were awarded outright to non-employee directors as compensation for their annual retainer and meeting attendance, resulting in $0.1 million and $1 million in compensation expense, respectively.
As of September 30, 2006, there is $14.3 million and $7 million of total unrecognized pre-tax compensation expense, net of estimated forfeitures, related to nonvested restricted stock and restricted stock units, respectively, granted under the Company incentive plans. This cost is expected to be recognized over a weighted-average period of 2.3 years for both restricted stock and restricted stock units.

(11)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5 — EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003), the following provides the components of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005, respectively:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$4,192	$4,425	$1,034	$1,417
Interest cost	7,831	6,934	1,102	1,433
Expected return on plan assets	(6,662)	(6,055)	—	—
Amortization of unrecognized transition credit	(2)	(2)	—	—
Amortization of prior service cost/(benefit)	5	—	(1,048)	(703)
Recognized actuarial loss	1,284	1,356	224	191
Curtailment and special termination benefits	4,042	—	2,789	—

Net periodic benefit cost	$10,690	$6,658	$4,101	$2,338

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$14,232	$13,952	$4,038	$4,297
Interest cost	22,870	21,874	3,692	4,107

Expected return on plan assets	(19,641)	(19,101)	—	—
Amortization of unrecognized transition credit	(6)	(6)	—	—
Amortization of prior service cost/(benefit)	14	(1)	(4,067)	(1,774)
Recognized actuarial loss	4,800	4,277	1,058	763
Curtailment and special termination benefits	4,042	—	2,789	—

Net periodic benefit cost	$26,311	$20,995	$7,510	$7,393

(12)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with restructuring activities discussed further in Note 13, “Restructuring,” the Company recorded special termination benefit charges of approximately $4 million related to its defined benefit plans and $2.8 million of net curtailment and special termination benefit charges related to its other postretirement benefits plans for the three and nine months ended September 30, 2006. These charges relate to enhanced retirement benefits provided to qualified individuals impacted by the restructuring activities and are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations. The $2.8 million net curtailment and special termination benefit charge recognized for the Company’s other postretirement benefits plans is comprised of a $2.6 million special termination benefit charge and a $2.3 million curtailment charge, partially offset by a $2.1 million benefit for acceleration of negative prior service costs applicable to employees terminated under the restructuring activities.
As previously disclosed in the 2005 Form 10-K, the Company expects to contribute $6.5 million in the form of payments to participants for its non-qualified defined benefit pension plans in 2006. In the third quarter of 2006, the Company made a voluntary contribution of $0.4 million to one of its qualified defined benefit pension plans.
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
In accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions, the impact of the October 2005 plan amendment effectively eliminating prescription drug benefits, along with the impact of other amendments to retiree health and welfare plans, all communicated in the same October announcement, were recognized beginning in the fourth quarter of 2005. These amendments will continue to reduce net periodic postretirement benefit cost over the estimated remaining service period of affected participants.
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

(13)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s effective tax rate on earnings from continuing operations was 37.3 percent for both the third quarter and first nine months of 2006, compared to 37.6 percent and 36.2 percent in the third quarter and first nine months of 2005, respectively. Income tax expense for the first nine months of 2005 reflects the favorable impact of the net reversal of income tax accruals of $8.7 million, net of federal income tax benefit, which resulted from changes in facts and circumstances, including the settlement of various income tax audits by the IRS and other taxing authorities.
In the first and third quarters of 2006, the Company approved cash dividends from the undistributed earnings of one of its foreign subsidiaries. The distributions totaled $21.5 million, of which approximately $20 million is currently taxable in the U.S., as $1.5 million constituted previously taxed income. In addition, the distribution was subject to foreign withholding taxes of 5 percent. There was no material impact to income tax expense due to additional foreign tax credits applied against such amounts.

(14)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales to Unaffiliated Customers:
Smokeless Tobacco	$377,258	$383,428	$1,142,646	$1,173,087
Wine	69,536	63,184	187,845	173,475
All Other Operations	11,855	10,218	34,699	30,911

Net sales	$458,649	$456,830	$1,365,190	$1,377,473

Operating Profit (1):
Smokeless Tobacco	$186,153	$216,495	$597,295	$636,079
Wine	9,448	9,523	27,371	24,562
All Other Operations	4,336	3,658	11,955	11,194

Operating profit	199,937	229,676	636,621	671,835
Corporate expenses	(7,824)	(6,478)	(22,551)	(19,951)
Interest, net	(9,955)	(11,215)	(32,218)	(39,583)

Earnings from continuing operations before income taxes	$182,158	$211,983	$581,852	$612,301

(1)	Operating profit for each reportable segment reflects the impact of restructuring charges. See Note 13, “Restructuring Charges,” for additional information.
The Company’s identifiable assets by reportable segment as of September 30, 2006 did not change significantly from amounts appearing in the December 31, 2005 Consolidated Segment Information (See the 2005 Form 10-K), with the exception of assets of All Other Operations which reflect a decrease in cash and cash equivalents primarily related to the cash dividend from one of the Company’s foreign subsidiaries (See Note 6, “Income Taxes” for further information).

(15)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8 — ASSETS HELD FOR SALE
The Company had $1.1 million classified as “assets held for sale” at September 30, 2006, which consisted of winery property located in Washington. Management, having proper authority, initiated the disposal of the property in connection with the overall strategic objective of the Company’s winery operations. This property met the criteria to be considered held for sale under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), at September 30, 2006. As the net carrying value of the asset was lower than its respective estimated fair value less costs to sell, there was no impairment charge recorded in 2006, upon management’s commitment to dispose of the property.
On March 30, 2006, the Company sold a winery property located in California for net proceeds of $5.9 million, resulting in a pre-tax gain of $2.5 million which was recorded as a reduction to selling, advertising and administrative (“SA&A”) expenses in the Condensed Consolidated Statement of Operations. Prior to this transaction, the property was included as “assets held for sale” on the December 31, 2005 Consolidated Statement of Financial Position.
In October 2006, the Company announced its plan to relocate its corporate headquarters from Greenwich, Connecticut. In connection with this plan, the Company intends to sell the building in which its corporate headquarters are currently located. As of September 30, 2006, the building and other related assets did not meet all of the held for sale criteria set forth in SFAS No. 144, and as such these assets continue to be reported in the line item “property, plant and equipment, net” on the Condensed Consolidated Statement of Financial Position for the period then ended.
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

(16)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Earnings from continuing operations	$114,195	$132,234	$364,763	$390,591
Income from discontinued operations	3,890	—	3,890	—

Net earnings	$118,085	$132,234	$368,653	$390,591

Denominator:
Denominator for basic earnings per share — weighted-average shares	160,440	163,749	160,940	164,359
Dilutive effect of share-based awards	1,747	1,324	1,415	1,734

Denominator for diluted earnings per share	162,187	165,073	162,355	166,093

Net earnings per basic share:
Earnings from continuing operations	$.71	$.81	$2.27	$2.38
Income from discontinued operations	.03	—	.02	—

Net earnings per basic share	$.74	$.81	$2.29	$2.38

Net earnings per diluted share:
Earnings from continuing operations	$.71	$.80	$2.25	$2.35
Income from discontinuing operations	.02	—	.02	—

Net earnings per diluted share	$.73	$.80	$2.27	$2.35

Options to purchase approximately nine thousand shares of common stock outstanding as of September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.
10 — COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, minimum pension liability adjustments and the change in the fair value of derivatives designated as effective cash flow hedges. For the third quarter of 2006 and 2005, total comprehensive income, net of taxes, amounted to $114.7 million and $133.5 million, respectively. For the first nine months of 2006 and 2005, total comprehensive income, net of taxes, amounted to $367.5 million and $392.6 million, respectively.

(17)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11 — PURCHASE COMMITMENTS
As of September 30, 2006 the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either non-cancelable or cancelable only under certain predefined conditions.
As of September 30, 2006, the Company has contractual obligations of approximately $61.4 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products. In the first quarter of 2006, the Company executed $19.1 million in leaf tobacco purchases related to all contracts that were outstanding at December 31, 2005. There are no contractual obligations to purchase leaf tobacco with terms beyond one year.
Purchase commitments under contracts to purchase grapes for the periods beyond one year are subject to variability resulting from potential changes in market price indices. The following table presents a summary of the change in the Company’s future payment obligations, as of September 30, 2006, for the purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions:

	2006	2007	2008	2009	2010	Thereafter	Total

Grape commitments - January 1, 2006	$60,237	$51,804	$48,581	$47,322	$43,940	$75,294	$327,178
Net increase	9,102	15,416	15,896	15,904	17,939	103,699	177,956

Grape commitments - September 30, 2006	$69,339	$67,220	$64,477	$63,226	$61,879	$178,993	$505,134

12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the second quarter of 2006, the Company entered into a forward starting interest rate swap to hedge against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The Company expects that the forward starting swap will be perfectly effective in offsetting the variability in the forecasted interest rate payments, as, at inception, the critical terms of the forward starting swap exactly match the critical terms of the expected debt issuance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company will use the Hypothetical Derivative Method to measure hedge effectiveness. The fair value of the forward starting interest rate swap at September 30, 2006 was a net liability of $3 million, based on a dealer quote, and considering current market rates, and was included in “other liabilities” on the Consolidated Statement of Financial Position. Accumulated other comprehensive loss at September 30, 2006 included the accumulated loss on the cash flow hedge (net of taxes) of $1.9 million, which reflects the $2.4 million and $1.9 million of comprehensive loss recognized for the three and nine months ended September 30, 2006, respectively, in connection with the change in fair value of the swap.

(18)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13 — RESTRUCTURING
During the third quarter of 2006, the Company announced and commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over the next three years. This initiative is designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it will provide additional flexibility in the increasingly competitive smokeless tobacco category.
In connection with Project Momentum, restructuring charges of $17.5 million were recognized for the three and nine months ended September 30, 2006 and are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations. These charges were incurred in connection with the formal plans undertaken by management and are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges involves the use of judgments and estimates regarding the nature, timing and amount of costs to be incurred under Project Momentum. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. The following table provides a summary of restructuring charges incurred to date, as well as the total amount of charges expected to be incurred, in connection with Project Momentum for each major type of cost associated with the initiative:

	Restructuring Charges Incurred	Total Charges
	Three and Nine Months Ended	Expected to
	September 30, 2006	be Incurred (1)
One-time termination benefits	$14,697	$16,000 – $17,000
Contract termination costs	190	200 – 500
Other restructuring costs	2,608	6,000 – 7,000

Total	$17,495	$22,200 – $24,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time non-union positions across various functions and operations, primarily at the Company’s corporate headquarters. The majority of the total one-time termination benefit costs expected to be incurred is anticipated to be recognized by the end of 2006, with the remainder to be recognized in 2007. Total contract termination costs expected to be incurred are anticipated to be recognized by the end of 2006. The majority of the total other restructuring costs expected to be incurred are anticipated to be recognized by the end of 2006, with the remainder to be recognized in 2007. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized.
One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs relate to the termination of operating leases in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees.

(19)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a summary of restructuring charges incurred to date, as well as the total amount of charges expected to be incurred, in connection with Project Momentum, by reportable segment:

	Restructuring Charges Incurred	Total Charges
	Three and Nine Months Ended	Expected to
	September 30, 2006	be Incurred
Smokeless Tobacco	$15,445	$19,600 – $21,500
Wine	305	400 – 500
All Other Operations	145	200 – 300

Total — reportable segments	15,895	$20,200 – $22,300
Corporate (unallocated)	1,600	2,000 – 2,200

Total	$17,495	$22,200 – $24,500

Accrued restructuring charges are included in the “accounts payable and accrued expenses” line on the Condensed Consolidated Statement of Financial Position. A reconciliation of the changes in the liability balance since January 1, 2006 is presented below.

	One-Time	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total

Balance as of January 1, 2006	$—	$—	$—	$—
Add: restructuring charges incurred	14,697	190	2,608	17,495
Less: payments	(379)	(190)	(2,225)	(2,794)
Less: reclassified liabilities (1)	(7,248)	—	—	(7,248)

Balance as of September 30, 2006	$7,070	$—	$383	$7,453

(1)	Represents liabilities associated with restructuring charges that have been recorded within other line items on the Condensed Consolidated Statement of Financial Position at September 30, 2006. The $7.2 million consists of $6.8 million associated with enhanced retirement benefits, which is reflected in the accrued liabilities for pensions and other postretirement benefits, see Note 5 — “Employee Benefit Plans,” and $0.4 million associated with share-based compensation, which is reflected in additional paid-in capital.

(20)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14 — CONTINGENCIES
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
Smokeless Tobacco Litigation
The Company is named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are six individuals alleging use of the Company’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. The actions for three of these individuals have been dismissed; one in September 2006 which was dismissed without prejudice and two in October 2006 which were dismissed with prejudice. All three remaining individuals also allege the use of other tobacco products.
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

(21)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company has entered into a settlement with indirect purchasers, which has been approved by the court, in the states of Arizona, Florida, Hawaii, Iowa, Maine, Michigan, Minnesota, Mississippi, Nevada, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and West Virginia and in the District of Columbia (“Settlement”). Pursuant to the approved Settlement, adult consumers receive coupons redeemable on future purchases of the Company’s moist smokeless tobacco products. The Company will pay all administrative costs of the Settlement and plaintiffs’ attorneys’ fees. The Company also intends to pursue settlement of other indirect purchaser actions not covered by the Settlement on substantially similar terms, with the exception of Pennsylvania, for which the Company believes there is insufficient basis for such a claim. In this regard, the Company continues to make progress. On March 8, 2006, the court entered final approval of the settlement of the Kansas class action and New York action. An evidentiary hearing on plaintiffs’ motion for an additional amount of approximately $8.5 million in attorneys’ fees, expenses and costs, plus interest, beyond the previously agreed-upon amounts already paid by the Company was held April 4-5, 2006. To date, the court has not ruled on the motion. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and will continue to vigorously defend against this motion. As such, the Company has not recognized a liability for the additional amounts sought in this motion. The Company has had settlements approved by the respective courts in connection with indirect purchaser actions in approximately 80 percent of the

(22)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
states in which they were filed.
The Company has been served with a purported class action complaint filed in federal court in West Virginia attempting to challenge certain aspects of the Settlement and seeking additional amounts purportedly consistent with subsequent settlements of similar actions, estimated by plaintiffs to be between $8.9 million and $214.2 million, as well as punitive damages and attorneys’ fees. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and will continue to vigorously defend against this complaint. As such, the Company has not recognized a liability for the additional amounts sought in this complaint.
The Company recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions. The corresponding liability is periodically reviewed and adjusted, when appropriate, for a number of factors, including differences between actual and estimated settlements, and changes in estimated participation and coupon redemption rates. In the first quarter of 2006, the Company recorded a $1.4 million pre-tax charge reflecting a change in the estimated coupon redemption rate for coupons in connection with the resolution of certain states’ indirect purchaser antitrust actions. In 2005, the Company recorded a $12.5 million net pre-tax charge related to costs to resolve, subject to court approval, certain states’ indirect purchaser actions less favorably than originally anticipated. At September 30, 2006, the liability associated with the resolution of these indirect purchaser actions decreased to $14.2 million from $15.1 million at December 31, 2005, predominantly as a result of the pre-tax charge recorded in the first quarter of 2006, which was more than offset by actual coupon redemption and administrative costs.
Each of the foregoing actions is derived from the previous antitrust action brought against the Company by a competitor, Conwood Company L.P. For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. The plaintiffs in the above actions also will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. The Company believes that the ultimate outcome of these purported class actions and the California, Massachusetts and Wisconsin class actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, beyond the amounts accrued, which could be associated with an adverse resolution.
Other Litigation
The Company has been named in an action in California brought by the People of the State of California, in the name of the Attorney General of the State of California, alleging that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA (see Note 15, “Other Matters” for additional information

(23)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
regarding the STMSA). The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt.
The Company believes, and has been so advised by counsel handling the foregoing case, that it has a number of meritorious defenses. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, the foregoing case is, and will continue to be, vigorously defended.
15 — OTHER MATTERS
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. Under the Tobacco Reform Act, the Secretary of Agriculture imposes quarterly assessments on tobacco manufacturers and importers used to fund a trust to compensate tobacco quota farmers. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. The Company recognized charges of approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2006, respectively, and $1.4 million and $3.5 million for the three and nine months ended September 30, 2005, respectively, associated with the assessments required by the Tobacco Reform Act. For further information, refer to Part II, Item 8 “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Other Matters,” in the 2005 Form 10-K.
In November 1998, the Company entered into the STMSA with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. For the third quarter and first nine months of 2006, total charges recorded by the Company in connection with the STMSA were $4.1 million and $12.5 million, respectively. Total charges recorded by the Company in connection with the STMSA for the third quarter and first nine months of 2005 were $3.7 million and $11.1 million, respectively. For further information, refer to Part II, Item 8 “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Other Matters,” in the 2005 Form 10-K.
In the third quarter of 2006, the Company completed the acquisition of Erath Vineyards Winery, LLC (“Erath”), in the form of an asset purchase, for a total purchase price of $11.6 million. Erath is the top producer of the Pinot Noir varietal in Oregon. The total consideration of $11.6 million included a cash payment of $10.6 million and a promissory note of $1 million, payable in equal annual installments over a five-year period beginning in the third quarter of 2007.

(24)

16 — DISCONTINUED OPERATIONS
Net earnings for 2006 included after-tax income of $3.9 million from discontinued operations, which resulted from the reversal of an accrual for an income tax-related contingency originally recorded in connection with the June 2004 transfer of the Company’s former cigar operations to a smokeless tobacco competitor. This reversal resulted from a change in facts and circumstances, as the income tax consequences of the Company’s anticipated sale of its corporate headquarters in connection with Project Momentum have eliminated the need for the aforementioned contingency. The entire amount of this reversal was recognized as an income tax benefit from discontinued operations.

(25)

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
OVERVIEW
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is a leading manufacturer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Red Seal, Husky and Rooster. Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally under labels such as Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden, Red Diamond and 14 Hands. In the third quarter of 2006, through an acquisition, the Company added the Erath label to its portfolio of premium wines. The Company also produces and markets sparkling wine under the Domaine Ste. Michelle label. In addition, the Company is the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Antinori, which includes such labels as Tignanello, Solaia, Tormaresca, Montenisa and Haras de Pirque.
The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are reported as All Other Operations.
The Company’s primary objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults, with a secondary objective of being competitive in every moist smokeless tobacco category segment. Over the past several years, industry trends have shown that some adult consumers have migrated from premium brands to brands in the price value and sub-price value segments. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult consumers, primarily smokers, as approximately every 1 percent of adult smokers who convert to moist smokeless tobacco represents a 10 percent increase in the segment’s adult consumer base, and consumer research indicates that the majority of new adult consumers enter the category in the premium segment. In addition to advertising initiatives focused on category growth, the Company has utilized its direct mail marketing program to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to over four million adult smokers. The direct mail program, which has been successful over the past two years, continues in 2006. Also crucial to the Smokeless

(26)

Tobacco segment’s category growth success is product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years. While category growth remains the Company’s priority, it has increased its focus on efforts to increase adult consumer loyalty within the premium segment of the moist smokeless tobacco category. In connection with these efforts, the Company has undertaken a plan under which it will incur incremental spending in 2006 to stabilize premium net unit volume by strengthening premium brand loyalty and on additional category growth initiatives, originally anticipated to be $80 million and $11 million, respectively. The premium brand loyalty initiative is designed to deliver value to adult consumers through promotional spending and other price-focused initiatives. Based on recent trend improvements in net unit volume for premium products, the Company believes that the initiative to stabilize premium net unit volume is working.
Consistent with the Wine segment’s strategy, the Company’s focus is to become the leader in the ultra-premium wine segment, to elevate Washington state wines to the quality and prestige of the top wine regions of the world, and to be known for superior products, innovation and customer focus. The environment in which the Company’s Wine segment operates is very competitive, and has been subject to ongoing industry consolidation. Additionally, changes in the supply of grapes, as well as changes in consumer preferences, have affected and may continue to affect this environment. The impact of industry-wide grape oversupply, which arose as the result of increased vineyard plantings in the late 1990’s, had begun to subside; however, industry reports show large 2005 harvests in California and Australia. In addition, data indicate that adult per capita wine consumption in the United States is at an all-time high, and that the wine category is expanding more rapidly than the other segments of the alcohol beverage industry. As a result, the Company remains focused on the continued expansion of its sales force and category management staff to broaden the distribution of its wine in the domestic market, especially in certain account categories such as restaurants, wholesale chains and mass merchandisers. The alliance with Antinori, to become its exclusive United States importer and distributor, is expected to aid in the overall effort to broaden distribution of the Company’s wines. Sustained growth in the Company’s Wine segment will also be dependent on the successful introduction of new products and the extension of existing product lines.

(27)

RESULTS OF OPERATIONS
THIRD QUARTER AND FIRST NINE MONTHS OF 2006 COMPARED WITH THE THIRD QUARTER AND FIRST NINE MONTHS OF 2005
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$458,649	$456,830	$1,365,190	$1,377,473
Net earnings	118,085	132,234	368,653	390,591
Basic earnings per share	.74	.81	2.29	2.38
Diluted earnings per share	.73	.80	2.27	2.35
Consolidated net sales were $458.6 million for the third quarter of 2006, reflecting an increase of 0.4 percent as compared to the third quarter of 2005. For the first nine months of 2006 consolidated net sales were $1.37 billion, reflecting a decrease of 0.9 percent from the comparable prior year period. Consolidated net sales for both 2006 periods were negatively impacted by lower net revenue realization per premium unit in the Smokeless Tobacco segment. This lower net revenue realization was due to an unfavorable shift in overall product mix and increased sales incentives for moist smokeless tobacco products related to the premium brand loyalty initiative, which more than offset the impact of higher wholesale list selling prices and increased net unit volume for such products. The impact of the lower net revenue realization per premium unit in the Smokeless Tobacco segment was more than offset for the third quarter, and partially offset on a year-to-date basis, by improved case volume for premium wine and increased international sales of moist smokeless tobacco in both 2006 periods.
Consolidated net earnings for the third quarter and first nine months of 2006 were $118.1 million and $368.7 million, reflecting 10.7 percent and 5.6 percent decreases from the corresponding prior year periods. Consolidated net earnings for both 2006 periods reflect the impact of $17.5 million of pre-tax restructuring charges recognized in connection with “Project Momentum,” the Company’s previously announced cost reduction initiative. The decrease in consolidated net earnings for the third quarter and first nine months of 2006, as compared to the comparable prior year periods, was also attributable to lower consolidated gross margin and increased selling, advertising and administrative (“SA&A”) expenses, partially offset by lower net interest expense. The decrease in consolidated gross margin for both 2006 periods was mainly due to the impact of increased cost of products sold, with the unfavorable net sales variance also contributing to the decrease for the first nine months of 2006. In addition, operating income for the first nine months of 2006 benefited from lower charges than in 2005 related to certain states’ indirect purchaser antitrust actions (see “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details). The net sales and net earnings results for both the third quarter and first nine months of 2006 reflect incremental spending in the Smokeless Tobacco segment related to the Company’s previously announced initiative to stabilize premium net unit volume by strengthening premium brand loyalty. In addition, consolidated net earnings for both 2006 periods reflect the impact of a portion of the previously announced incremental spending behind moist smokeless tobacco category growth initiatives.

(28)

The consolidated gross margin decreased 1 percent to $342.8 million and 2.3 percent to $1.03 billion for the third quarter and first nine months of 2006, respectively, compared to the corresponding 2005 periods, primarily due to lower net sales in the Smokeless Tobacco segment as discussed above, and higher cost of products sold for the Wine segment and All Other Operations, partially offset by higher Wine segment and All Other Operations net sales. The consolidated gross margin, as a percentage of net sales, declined to 74.7 percent and 75.6 percent for the third quarter and first nine months of 2006, respectively, from 75.8 percent and 76.7 percent for the third quarter and first nine months of 2005, respectively. Higher case volume for wine, which sells at lower margins than moist smokeless tobacco products, as well as lower net revenue realization per premium unit in the Smokeless Tobacco segment, were factors in both comparative declines, with lower unit costs in the Smokeless Tobacco segment partially offsetting the impact in the third quarter.
Consolidated SA&A expenses increased 8.2 percent to $133.2 million and 2 percent to $399.8 million in the third quarter and first nine months of 2006, respectively. The increase in both 2006 periods was attributable to higher direct selling and advertising expenses and higher legal and professional fees in the Smokeless Tobacco segment, partially offset by lower Wine segment expenses for the first nine months of 2006. Unallocated corporate expenses were slightly lower in the third quarter and higher for the first nine months of 2006, versus the similar 2005 periods. Unallocated corporate expenses in both 2006 periods were impacted by costs associated with an executive retention agreement related to the Company’s succession planning process and higher share-based compensation expenses. These increases were partially offset by lower professional fees in both periods, and lower legal expenses in the nine-month period.
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. Outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $3.8 million and $10.9 million for the third quarter and first nine months of 2006, respectively, compared to $2.1 million and $11.5 million in the corresponding 2005 periods.
The Company recognized $17.5 million in restructuring charges in the third quarter of 2006 in connection with the implementation of Project Momentum, the aforementioned cost-reduction initiative with targeted savings of at least $100 million over the next three years. The initiative is designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it will provide additional flexibility in the increasingly competitive smokeless tobacco category. The following table provides a summary of restructuring charges incurred to date, as well as the total amount of charges expected to be incurred, in connection with Project Momentum for each major type of cost associated with the initiative:

(29)

	Restructuring Charges Incurred	Total Charges
	Three and Nine Months Ended	Expected to
	September 30, 2006	be Incurred (1)
One-time termination benefits	$14,697	$16,000 – $17,000
Contract termination costs	190	200 – 500
Other restructuring costs	2,608	6,000 – 7,000

Total	$17,495	$22,200 – $24,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time non-union positions across various functions and operations, primarily at the Company’s corporate headquarters. The majority of the total one-time termination benefit costs expected to be incurred is anticipated to be recognized by the end of 2006, with the remainder to be recognized in 2007. Total contract termination costs expected to be incurred are anticipated to be recognized by the end of 2006. The majority of the total other restructuring costs expected to be incurred are anticipated to be recognized by the end of 2006, with the remainder to be recognized in 2007. The estimate of total restructuring charges expected to be incurred reflects a reduction of $1 million from the estimate previously provided in the Company’s filing on Form 8-K/A, filed with the Securities and Exchange Commission on September 18, 2006. The reduction relates to lower anticipated charges for one-time termination benefits, primarily for severance and enhanced retirement benefits, as certain employees in positions that were impacted by Project Momentum accepted transfers to alternate positions. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized.
One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs relate to the termination of operating leases in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees. All of the restructuring charges expected to be incurred will result in cash expenditures, although approximately $4 million of such charges relate to pension enhancements offered to applicable employees, all of which will be paid directly from the respective pension plan’s assets.
The Company reported operating income of $192.1 million in the third quarter of 2006, representing 41.9 percent of consolidated net sales, compared to operating income of $223.2 million, or 48.9 percent of consolidated net sales, in the corresponding 2005 period. For the first nine months of 2006, the Company reported operating income of $614.1 million, representing 45 percent of consolidated net sales, compared to operating income of $651.9 million, or 47.3 percent of consolidated net sales, in the first nine months of 2005. Of the total decrease in the operating margin percentage for the third quarter and first nine months of 2006, approximately 3.8 percentage points and 1.3 percentage points, respectively, is attributable to the impact of the $17.5 million in restructuring charges recorded in the third quarter of 2006.
Net interest expense decreased 11.2 percent to $10 million and 18.6 percent to $32.2 million, in the third quarter and first nine months of 2006, respectively. The decrease for the first nine months of 2006 was primarily as a result of lower levels of debt outstanding, compared to the corresponding 2005 period, due to the $300 million repayment of senior notes which matured in March 2005. The net interest expense variance for both 2006 periods was favorably impacted by higher income from cash equivalent investments due to higher interest rates, partially offset in the year-to-date period by lower levels of investments.

(30)

The Company recorded income tax expense on earnings from continuing operations of $68 million and $217.1 million in the third quarter and first nine months of 2006, respectively, compared to $79.7 million and $221.7 million in the comparative 2005 periods. Income tax expense for the first nine months of 2005 reflects the favorable impact of the net reversal of income tax accruals of $8.7 million, net of federal income tax benefit, which resulted from changes in facts and circumstances, including the settlement of various income tax audits by the Internal Revenue Service and other taxing authorities. The Company’s effective tax rate was 37.3 percent for both the third quarter and first nine months of 2006, compared to 37.6 percent and 36.2 percent in the third quarter and first nine months of 2005, respectively. The increase in the effective tax rate for the nine-month period was primarily as a result of the aforementioned reversal of accruals recognized in the prior year period.
Net earnings for both 2006 periods included after-tax income of $3.9 million from discontinued operations, which resulted from the reversal of an accrual for an income tax-related contingency originally recorded in connection with the June 2004 transfer of the Company’s former cigar operations to a smokeless tobacco competitor. This reversal resulted from a change in facts and circumstances, as the income tax consequences of the Company’s anticipated sale of its corporate headquarters in connection with Project Momentum have eliminated the need for the aforementioned contingency.
Basic and diluted net earnings per share were $.74 and $.73, respectively, for the third quarter of 2006, representing a decrease of 8.6 percent and 8.8 percent, respectively, from each of the corresponding comparative measures in 2005. For the first nine months of 2006, basic and diluted net earnings per share were $2.29 and $2.27, respectively, representing a 3.8 percent and 3.4 percent decrease from the corresponding 2005 amounts. Average basic shares outstanding were lower in the third quarter and first nine months of 2006 than in the same periods of the prior year, mainly as a result of share repurchases, partially offset by stock option exercises. Average diluted shares outstanding in both 2006 periods were lower than those in the corresponding 2005 periods due to the impact of share repurchases and a lower level of potentially dilutive outstanding options due to the use of restricted stock and restricted stock units, with decreasing dependence on stock options, as part of the Company’s long-term equity compensation program.
SMOKELESS TOBACCO SEGMENT

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales	$377,258	$383,428	$1,142,646	$1,173,087
Operating Profit	186,153	216,495	597,295	636,079
Net sales for the Smokeless Tobacco segment in the third quarter and first nine months of 2006 decreased 1.6 percent to $377.3 and 2.6 percent to $1.14 billion, respectively, as compared to the comparable prior year periods, and accounted for 83.7 percent of the nine month period’s consolidated net sales. Overall moist smokeless tobacco net unit volume increased slightly in both the third quarter and first nine months of 2006, however, these net sales results reflect a lower net revenue realization per premium unit, which reflects spending related to the Company’s initiative to stabilize premium net unit volume by strengthening premium brand loyalty in 2006. Based on recent trend improvements in net unit volume for premium products, the Company believes that the initiative to stabilize premium net unit volume is working. The Company also believes that this spending, inclusive of adjustments

(31)

from its originally announced initiative, including increased spending, reallocations of spending and changes in pricing incentives, is appropriate in order to increase focus on regions that have experienced premium unit volume deterioration subsequent to the inception of the plan. The lower net revenue realization per premium unit for the third quarter and first nine months of 2006 was due to an unfavorable shift in product mix, with lower net unit volume for straight stock premium products more than offset by an increase in net unit volume for value pack premium products and price value products in both 2006 periods. In addition, increased sales incentive costs, primarily related to retail buydowns, also contributed to the lower net revenue realization per premium unit. The increase in sales incentive costs and sales of value pack premium products relates to the Company’s premium brand loyalty initiative. Overall, net unit volume for moist smokeless tobacco products increased 1 percent in the third quarter of 2006 to 157.9 million cans, as compared to the corresponding 2005 period. For the first nine months of 2006, net unit volume for moist smokeless tobacco products increased 0.7 percent to 475.3 million cans, as compared to the first nine months of 2005. Sales of dry snuff products and tobacco seeds each accounted for less than one percent of segment net sales in the third quarter and first nine months of 2006.
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
Overall, net unit volume for premium products increased 0.7 percent to 135.4 million cans in the third quarter of 2006, as compared to the third quarter of 2005, which was above the Company’s stated goal of being stable as compared to corresponding 2005 levels by the second half of 2006. Net unit volume for premium products declined 0.4 percent to 407.4 million cans in first nine months of 2006, compared to the corresponding 2005 period. The increase in net unit volume for premium products in the third quarter of 2006 continues to reflect a sequential improvement in premium net unit volume trends, adjusting for a shift in premium cans from 2005 to 2004. As previously reported, the Company estimates that approximately 3.7 million premium cans were shifted from the first quarter of 2005 to the fourth quarter of 2004 as some wholesale and retail customers increased inventories in advance of the January 1, 2005 price increase for premium products. The following table illustrates the sequential improvement, as adjusted:

	Quarter Ended
	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2005	2005	2006	2006	2006
Premium net unit volume change from prior year period	(6.2)%	(3.9) %*	(2.9) %*	(1.8)%	0.7%

*	Adjusted for the impact of the 3.7 million can shift from the first quarter of 2005 to the fourth quarter of 2004.
The Company is encouraged by this continued trend improvement in net unit volume for premium products, with a return to growth in the most recent quarter, and believes that the initiatives to stabilize

(32)

premium net unit volume are working. The premium net unit volume results in both the third quarter and first nine months of 2006 were comprised of a reduction in straight stock and pre-pack promotional volume, which was more than offset in the third quarter by increased net unit volume for value packs, while in the nine-month period this reduction was partially offset by increased value pack net unit volume.
Net unit volume for price value products, which includes both traditional and sub-price value, increased 3.2 percent to 22.5 million cans and 8.3 percent to 67.9 million cans in the third quarter and first nine months of 2006, respectively, compared to the corresponding 2005 periods. Both 2006 periods included increases in pre-pack promotional unit volume. Net unit volume for Red Seal, the Company’s traditional price value product, decreased for both 2006 periods, as compared to the comparable periods of 2005, while net unit volume for Husky, the Company’s sub-price value product, increased for both periods as compared to the prior year. The decrease in Red Seal net can sales is being addressed through increased sales incentives. Red Seal and Husky accounted for approximately 14.2 percent and 14.3 percent of total moist smokeless tobacco net unit volume in the third quarter and first nine months of 2006, respectively, as compared to 13.9 percent and 13.3 percent in the third quarter and first nine months of 2005, respectively.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. Net can sales for the third quarter and first nine months of 2006 included approximately 19.6 million cans and 54.8 million cans, respectively, of new products launched within the last three years, representing 12.4 percent and 11.5 percent, respectively, of the Company’s total moist smokeless tobacco net unit volume for the corresponding periods. These new products included new and improved Skoal Bandits and Copenhagen Long Cut Straight, which were introduced during the third quarter and first quarter of 2006, respectively, as well as Skoal Long Cut Apple Blend, Skoal Long Cut Vanilla Blend, Skoal Long Cut Peach Blend, two varieties of Skoal Pouches and all Husky products.
In connection with the Company’s objective to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adult consumers, the Company’s premium pouch products have demonstrated continued growth. Net unit volume for the aforementioned Skoal Pouches, combined with Copenhagen Pouches, increased 12.1 percent and 26.5 percent for the third quarter and first nine months of 2006, respectively, compared to the similar 2005 periods. The lower percentage increase for the quarter reflects the impact of the introduction of Skoal Apple Blend Pouches in the third quarter of 2005. In order to build upon this pouch strategy, the Company introduced new and improved Skoal Bandits moist smokeless tobacco pouches in the third quarter of 2006. New and improved Skoal Bandits provide a compact pouch, which is designed to be more comfortable in the mouth than original Skoal Bandits and easier to use by adult consumers. The Company also began test marketing a new product, Skoal Dry, in two markets in July 2006. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product, also aimed at converting adult smokers, is designed to be spit-free.

(33)

The following provides information from the Company’s Retail Account Data Share & Volume Tracking System (RAD-SVT), which measures shipments to retail, for the 26-week period ended September 2, 2006:

			Percentage Point
	Can-Volume %		Increase/(Decrease)
	Change from Prior	%	from Prior Year
	Year Period	Share	Period

Total Smokeless Category	9.1%	N/A	N/A
Total Premium Segment	2.0%	58.3%	(4.1)
Total Value Segments	21.1%	41.6%	4.1

Company Share of:
Total Smokeless Category	4.1%	62.4%	(3.0)
Total Premium Segment	2.7%	90.5%	0.7
Total Value Segments	12.1%	23.3%	(1.9)
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
As discussed in the Company’s Form 10-Q for the quarterly period ended March 31, 2006, there has been a shift among certain states originally identified as emerging concern states, as the underlying premium net unit volume results subsequent to the planning stages deteriorated causing some states originally identified as emerging concern states to shift to focus states. As a result, the Company has made what it believes are appropriate adjustments to its plans, including increased spending, reallocations of spending and changes in pricing incentives.
The Company believes that due to these subsequent plan adjustments, a useful measurement of the Company’s premium brand loyalty initiative is the number of states for which premium net unit volume is growing. According to RAD-SVT data utilized during the planning stages, premium net unit volume was growing in 20 states, representing approximately 25 percent of the Company’s overall premium net unit volume. During the 26-week period ended September 2, 2006, these statistics improved to 37 states for which premium net unit volume was growing, representing approximately 80 percent of the Company’s overall premium net unit volume.
RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco trends from wholesale to retail and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports net shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as differences as a result of new product introductions and promotions, affect comparisons of the Company’s actual results to those from RAD-SVT. The Company believes the difference in trend between RAD-SVT and net

(34)

shipments in the third quarter of 2006 is due to such factors.
Costs of products sold decreased 2.1 percent and 1.1 percent for the third quarter and first nine months of 2006, respectively, compared to corresponding periods of 2005, as the impact of lower unit costs was partially offset by overall increased net unit volume for moist smokeless tobacco products. The decreased moist smokeless tobacco unit costs were primarily due to lower leaf tobacco and other costs, partially offset by higher labor and overhead.
Gross margin decreased 1.5 percent and 2.9 percent in the third quarter and first nine months of 2006, respectively, compared to the third quarter and first nine months of 2005, primarily as a result of the decrease in net sales previously discussed, partially offset by lower costs of products sold. The gross margin, as a percentage of net sales, increased slightly to 82.5 percent for the third quarter of 2006, from 82.4 percent in the comparable 2005 period, but declined slightly to 82.5 percent for the first nine months of 2006, from 82.8 percent in the same period of the prior year. The decrease in net sales, as well as a shift in product mix, which included higher net unit volume for premium value packs and price value products, along with lower net unit volume for straight stock premium products caused the gross margin, as a percentage of net sales, to decline for both 2006 periods, although the impact to the third quarter of 2006 was more than offset by the positive impact of the lower costs of products sold.
SA&A expenses increased 10.2 percent in the third quarter of 2006 as compared to the third quarter of 2005, reflecting higher direct selling and advertising expenses, which were primarily attributable to increased spending on direct marketing, print advertising, one-on-one marketing, trade promotions and sampling associated with category growth initiatives. SA&A expenses for the third quarter of 2006 also reflected higher legal and other professional fees and share-based compensation expense, as well as costs incurred in connection with efforts to defeat a ballot initiative in California. The comparison of third quarter 2006 SA&A expenses to the prior year was also affected by the absence of the recovery of amounts due in connection with a bankrupt smokeless tobacco customer, which had a favorable impact in the third quarter of 2005. These increases were partially offset by lower salaries and related costs associated with certain positions eliminated under Project Momentum. For the first nine months of 2006, SA&A expenses increased 1.9 percent, as compared to the first nine months of 2005. This reflected an increase in direct and indirect selling and advertising expense, which was primarily attributable to higher spending for one-on-one marketing in support of category growth initiatives, trade promotions, direct marketing and sampling. The increase in the nine-month comparison was also attributable to increased market research spending to support brand loyalty initiatives and product innovation, as well as increased administrative and other expenses primarily due to higher legal, government relations and other expenses. In addition, costs related to the aforementioned California ballot initiative contributed to the increased SA&A expenses during the nine-month period. This increased spending was partially offset by lower costs associated with point-of-sale programs and retail shelving systems. In addition, the nine-month SA&A comparison was favorably impacted by the absence of certain tobacco settlement-related charges recognized in 2005 and the recovery of additional amounts due in connection with a bankrupt smokeless tobacco customer.
Results for the first nine months of 2006 were favorably impacted by the absence of $12.5 million in charges related to the resolution of certain states’ indirect purchaser antitrust actions recognized in the second quarter of 2005. For the first nine months of 2006, this favorable variance was partially offset by a $1.4 million pre-tax charge recognized in the first quarter of 2006, reflecting a change in the estimated redemption rate for coupons in conjunction with the resolution of certain states’ indirect

(35)

purchaser antitrust actions (see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details).
Smokeless Tobacco segment results for both the third quarter and first nine months of 2006 reflect $15.4 million of the restructuring charges discussed in the “Consolidated Results” section above.
As a result of the aforementioned factors, segment operating profit of decreased 14 percent to $186.2 million and 6.1 percent to $597.3 million for the third quarter and first nine months of 2006, respectively, compared to the corresponding 2005 periods.
WINE SEGMENT

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Sales	$69,536	$63,184	$187,845	$173,475
Operating Profit	9,448	9,523	27,371	24,562
Wine segment net sales increased 10.1 percent to $69.5 million in the third quarter of 2006 and 8.3 percent to $187.8 million for the first nine months of 2006, versus the comparable 2005 periods, representing 13.8 percent of consolidated net sales for the first nine months of 2006. The net sales increases in both periods were primarily the result of increased premium case volume, with the third quarter and first nine months of 2006 up 5.1 percent and 6.8 percent, respectively, versus the comparative prior year periods. Case volume for Chateau Ste. Michelle, one of the Company’s two leading brands, was relatively level with prior year volume for the third quarter, but increased 14.4 percent for the first nine months of 2006, as compared to the corresponding 2005 period. Chateau Ste. Michelle case volume growth in the nine-month period, as compared to the corresponding 2005 period, was primarily due to increased case volume for white wine varietals, as well as the recently introduced Indian Wells products. Case volume for Columbia Crest, the Company’s other leading brand, declined 5 percent and 3.1 percent for the third quarter and first nine months of 2006, respectively, as compared to the corresponding 2005 periods. The decrease for third quarter of 2006, as compared to the third quarter of 2005, was primarily attributable to lower volume for white varietals, while the decrease for the nine-month period was primarily due to lower case volume for red varietals, particularly Merlot. Case volume for Grand Estates Merlot was lower than the prior year for the nine-month period due to strong case volume in 2005 as a result of favorable acclaim. However, case volume for Grand Estates Merlot increased in the third quarter of 2006, as compared to the third quarter of 2005, primarily due to the introduction of the 2003 vintage, which has also received favorable acclaim. The decrease for both 2006 periods was partially offset by increased volume for the Two Vines products. The Company’s two leading brands accounted for 71.2 percent and 74 percent of total premium case volume in the third quarter and first nine months of 2006, respectively. Net sales for both 2006 periods were negatively impacted by a reduction in orders by a significant indirect customer for both Chateau Ste. Michelle and Columbia Crest. The increase in net sales in both 2006 periods, as compared to the prior year, reflects the broadening of the distribution of the Company’s wines as a direct result of the Company’s continued efforts to increase distribution through the expansion of its sales force. In addition, the increase in net sales for both 2006 periods was also partially attributable to case volume for the Antinori and Erath brands, which the Company began selling in the third quarter of 2006. Net sales for the first nine months of 2006 also reflected increased case volume for Domaine Ste. Michelle, as well as 14 Hands and Red Diamond, two of the Company’s newer labels.

(36)

Segment cost of products sold in the third quarter and first nine months of 2006 increased 15.3 percent and 11.3 percent, respectively, from the comparable prior year periods, primarily as a result of the increased case volume and the impact of higher costs per case. A significant portion of the increase in both 2006 periods was attributable to the costs associated with Antinori products in connection with the aforementioned distribution agreement. The gross margin percentage decreased to 34.8 percent and 35.9 percent in the third quarter and first nine months of 2006, respectively, as compared to 37.8 percent and 37.6 percent in the corresponding prior year periods, mainly due to the increased case costs and an unfavorable shift in case mix toward lower priced varietals. In addition, the decline in the gross margin percentage for both 2006 periods was partially attributable to case sales associated with the distribution of Antinori brands, which generate a lower gross margin than varietals produced by the Company.
SA&A expenses increased 0.9 percent in the third quarter of 2006, as compared to the third quarter of 2005, but decreased 2.3 percent for the first nine months of 2006, as compared to the corresponding period of 2005. SA&A expenses for both 2006 periods reflect higher salaries and related costs, due to the continued sales force expansion associated with broadening distribution of the Company’s wines throughout the domestic market, as well as increased direct and indirect selling and advertising expenses related to costs for marketing and point-of-sale advertising for the Chateau Ste. Michelle, Columbia Crest and Red Diamond brands. These increases were partially offset by the positive impact of income from the Company’s Col Solare joint venture for both 2006 periods. In addition, on a year-to-date basis, SA&A expenses were favorably impacted by a cooperative arrangement for advertising and promotional expenses related to the Company’s distribution of Antinori wines, as well as a $2.5 million pre-tax gain recognized in the first quarter of 2006 in connection with the sale of winery property located in California. Administrative and other spending was higher in the first nine months of 2006 compared to the corresponding 2005 period, primarily due to increased legal and professional fees.
Wine segment results for both the third quarter and first nine months of 2006 reflect $0.3 million of the restructuring charges discussed in the “Consolidated Results” section above.
As a result of the above mentioned factors, Wine segment operating profit decreased 0.8 percent to $9.5 million in the third quarter of 2006, but increased 11.4 percent to $27.4 million in the first nine months of 2006.
ALL OTHER OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Sales	$11,855	$10,218	$34,699	$30,911
Operating Profit	4,336	3,658	11,955	11,194
Net sales for All Other Operations increased 16 percent to $11.9 million and 12.3 percent to $34.7 million for the third quarter and first nine months of 2006, respectively. Net sales of All Other Operations accounted for 2.5 percent of consolidated net sales for the first nine months of 2006. The increase in net sales was primarily the result of higher unit volume for moist smokeless tobacco products sold by the Company’s international operations in Canada, partially offset by the impact of a

(37)

decline in unit volume for moist smokeless tobacco products in the Company’s other international markets. In addition, the increase also included the impact of favorable foreign exchange rates. Results for All Other Operations for both the third quarter and first nine months of 2006 reflect $0.2 million of the restructuring charges discussed in the “Consolidated Results” section above. All Other Operations reported an operating profit of $4.3 million and $12 million for the third quarter and first nine months of 2006, respectively, which represented corresponding increases of 18.5 percent and 6.8 percent from the comparative prior year periods.
OUTLOOK
Consumer research indicates in 2005 the moist smokeless tobacco category increased by a net amount of approximately 0.6 million new adult consumers, bringing the total adult consumer base to approximately 6 million from 4.7 million in 2001, a majority of which entered in the premium segment. In light of the success of the Company’s category growth and premium brand loyalty initiatives achieved to date, going forward the Company expects that these initiatives will continue to expand the adult consumer base and attract a significant majority of new consumers, primarily smokers, to premium brands.
With the category growth and premium brand loyalty initiatives continuing to provide the desired results thus far through 2006, the Company has recently increased its focus on identifying opportunities for operational efficiencies and cost savings, the result of which was the Company’s previously discussed cost-reduction initiative, Project Momentum. The savings achieved from the implementation of Project Momentum, which are targeted to be at least $100 million over the next three years, are expected to create additional resources for the Company’s growth, as well as additional flexibility in the increasingly competitive smokeless tobacco category. The potential resources for growth and flexibility beyond 2006 are expected to be further enhanced by the anticipated future sale of the building in which the Company’s corporate headquarters are currently located, as the $100 million targeted savings does not include the gain expected to be realized in connection with such sale.
The Wine segment continues to forecast growth for the remainder of 2006, despite weakness in Merlot volume during the first half of 2006. In response to this weakness, the Company implemented a number of initiatives emphasizing red wines, Merlot in particular. Such initiatives include red wine promotions, new vintage and packaging introductions, trade discounts and advertorials. While case volume for other Merlots have been slow to respond to these initiatives, case volume for Grand Estates Merlot has recently improved due to the introduction of the 2003 vintage, which has received favorable acclaim. In addition, revenues for the Wine segment are expected to continue to be favorably impacted by the aforementioned strategic alliance with Antinori. However, due to planned reinvestment of incremental profits generated from this agreement for advertising and promotion during the first two years, no significant impact on Wine segment operating profit is expected from net sales during that period. Revenues are also expected to be favorably impacted from sales of the recently acquired Erath label, primarily Pinot Noir from Oregon, which the Company began selling late in the third quarter of 2006, resulting in a modest impact to segment net sales and operating profit for the remainder of the year. Fourth quarter 2006 operating results for the Wine segment are expected to be strong and full-year 2006 net sales and operating results are anticipated to be higher than the prior year.
For the year 2006, the Company now anticipates diluted earnings per share in the range of $3.02 to $3.07, with a target of $3.04. This revised estimate now includes an estimated reduction of $.08 per share related to restructuring charges incurred in connection with Project Momentum, partially offset

(38)

by income from discontinued operations of $.02 per share. Diluted earnings per share for the fourth quarter of 2006 is anticipated to be $.77 or 13 percent below the fourth quarter of 2005. The earnings decline versus 2005 is primarily the result of the aforementioned incremental spending being made to grow the moist smokeless tobacco category and stabilize premium moist smokeless tobacco unit volume, the impact of restructuring charges and the absence of a net reversal of income tax accruals recognized in the prior year. Although spending related to the Company’s premium brand loyalty initiative is expected to be slightly higher than originally anticipated, the impact to net earnings is expected to be offset by lower than originally anticipated SA&A expenses. The Company continues to believe that the increased value being offered to adult consumers through the premium brand loyalty initiatives will result in premium unit volume growth for the remainder of the year, and no longer views the cost of gasoline as a risk to the plan given the recent decline in gasoline prices. Over the long-term, the Company’s goal is to provide a total shareholder return of at least 10 percent, including diluted earnings per share growth and a strong dividend.
LIQUIDITY AND CAPITAL RESOURCES

	September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$430,877	$405,971
Investing activities	(42,519)	(39,440)
Financing activities	(365,554)	(655,314)
For the first nine months of 2006, net cash provided by operating activities was $430.9 million compared to $406 million in the first nine months of 2005. The primary source of cash in the first nine months of 2006 and 2005, respectively, was net earnings generated mainly by the Smokeless Tobacco segment. In the first nine months of 2006 the most significant uses of cash were for the payment of income taxes, as well as accounts payable and accrued expenses incurred in the normal course of business, including payments for purchases of leaf tobacco for use in moist smokeless tobacco products and grapes for use in the production of wine. The Company estimates that 2006 raw material inventory purchases for leaf tobacco for moist smokeless tobacco products will approximate amounts expended in 2005, while grape and bulk wine purchases and grape harvest costs for wine products will be greater than amounts in the corresponding 2005 period. The increase in cash provided by operating activities in the first nine months of 2006, as compared to the corresponding 2005 period, was primarily due to the timing of payments related to federal income taxes, as well as the collection of accounts receivable.
For the first nine months of 2006, net cash used in investing activities was $42.5 million compared to $39.4 million in the first nine months of 2005. The increase in cash used in investing activities for the first nine months of 2006, as compared to the first nine months of 2005, was primarily due to a net amount of $10 million used for the purchase of short-term investments in the current year, as compared to the proceeds of $10 million in the prior year from the sale of certain short-term investments. The increase was also attributable to spending of $10.6 million for the previously mentioned acquisition of the Erath winery. The impact of these increases was partially offset by a lower level of expenditures related to the purchase of property, plant and equipment of $25.2 million in the first nine months of 2006 compared to $52.6 million in the first nine months of 2005, as well as a higher amount of proceeds received from the disposition of property, plant and equipment, as the current year included $5.9 million in proceeds from the sale of winery property located in California. The Company expects net spending under the 2006 capital program to approximate $34.5 million.

(39)

For the first nine months of 2006, the Company’s net cash used in financing activities was $365.6 million, compared to $655.3 million in the comparable 2005 period. The lower level of net cash used in financing activities during the first nine months of 2006, as compared to the first nine months of 2005, was primarily due to the $300 million repayment of senior notes in the prior year period. In addition, proceeds received from the issuance of stock related to stock option exercise activity was lower in the first nine months of 2006, as compared to the first nine months of 2005, with proceeds amounting to $53.8 million in 2006 versus $66.4 million in 2005. Dividends paid during the first nine months of 2006 amounted to $275.9 million which is slightly higher than the $271.6 million paid during the first nine months of 2005, as the impact of a 3.6 percent dividend increase was largely offset by a lower level of shares outstanding as a result of repurchases of common stock under the Company’s share repurchase program. The Company utilized $150 million to repurchase common stock under its share repurchase program during the first nine months of 2006, which was commensurate with the comparable prior year period. In accordance with the provisions of SFAS No. 123(R), which the Company adopted on January 1, 2006, cash flows from financing activities for the first nine months of 2006 also reflected the amount of actual tax benefit realized by the Company related to the exercise of stock options, in excess of the tax deduction that would have been recorded had the fair value method of accounting for stock options been applied to all stock option grants.
As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance of $224.8 million at September 30, 2006 increased by $22.8 million from the balance at December 31, 2005.
The Company will continue to have significant cash requirements for the remainder of 2006, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories and capital spending. Funds generated from net earnings, along with cash on hand, will be the primary means of meeting cash requirements over this period.
AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2005, with the exception of leaf tobacco and grape purchase activity in connection with normal purchase contracts. In the first quarter of 2006, the Company executed $19.1 million in leaf tobacco purchases related to all contracts that were outstanding at December 31, 2005. As of September 30, 2006, the Company has contractual obligations of approximately $61.4 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products and $505.1 million for the purchase and processing of grapes to be used in the production of wine products. There are no contractual obligations to purchase leaf tobacco with terms beyond one year. Refer to Part I, Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 11, Purchase Commitments,” for the terms of the contractual obligations related to the purchase of grapes.
NEW ACCOUNTING STANDARDS
The Company reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Form 10-Q, there were no new accounting standards issued that were projected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity, with the exception of Statement of

(40)

Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R), which is expected to have a material impact on the Company’s consolidated financial position. Refer to Part I, Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2, Recent Accounting Pronouncements,” for further information regarding new accounting standards.
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
During the second quarter of 2006, the Company entered into a forward starting interest rate swap to hedge against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The Company expects that the forward starting swap will be perfectly effective in offsetting the variability in the forecasted interest rate payments, as, at inception, the critical terms of the forward starting swap exactly match the critical terms of the expected debt issuance. This forward starting swap has the effect of fixing the interest rate on an anticipated $100 million debt issuance in 2009. Based on a 100 basis point increase in the applicable interest rate at September 30, 2006, the fair value of the forward starting swap would increase by approximately $6.5 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the forward starting swap by approximately $7.5 million.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(41)

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In Robert A. Martin, et al. v. Gordon Ball, et al., United States District Court for the Northern District of West Virginia (No. 5:06-CV-85), the Company deemed service of the complaint to have been effective as of July 17, 2006 and filed an Answer. This action was brought by fifteen individual plaintiffs on behalf of themselves and a purported class of persons who filed claims for coupons as part of the Company’s settlement of the action entitled Philip Edward Davis, et al. v. United States Tobacco Company, et al., Circuit Court of Jefferson County, Tennessee. The Martin plaintiffs allege that the Company breached the Settlement Agreement in the Davis action, and has been unjustly enriched, because it failed to distribute to each of the purported class members a denomination of coupons with an aggregate value equal to the aggregate value of the coupons distributed as part of the settlement in another indirect purchaser action. Plaintiffs also allege claims for breach of fiduciary duty, unjust enrichment, and conversion against the counsel who represented the class members in the Davis action. Plaintiffs seek additional amounts purportedly consistent with subsequent settlements of similar actions, estimated by plaintiffs to be between $8.9 million and $214.2 million, as well as punitive damages and attorneys’ fees.
In Sherman Mullins, et al. v. Philip Morris Incorporated, et al. (No. 00-C-735), Circuit Court of Ohio County, West Virginia, on September 12, 2006, this action was dismissed without prejudice.
In Edith June Graham and William Leroy Graham, her husband v. Philip Morris Incorporated, et al. (No. 98-C-02366), Circuit Court of Kanawha County, West Virginia, on October 16, 2006, this action was dismissed with prejudice.
In Marvin E. Robe v. Philip Morris Incorporated, et al. (No. 00-C-781), Circuit Court of Ohio County, West Virginia, on October 16, 2006, this action was dismissed with prejudice.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2005 Form 10-K.

(42)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended September 30, 2006:

			Total Number
			of Shares	Maximum Number of
	Total	Average	Purchased as	Shares that May Yet
	Number of	Price	Part of the	Be Purchased Under
	Shares	Paid Per	Repurchase	the Repurchase
Period	Purchased	Share	Programs (1)	Programs (1)
July	360,200	47.76	360,200	14,463,447
August	340,795	51.58	340,795	14,122,652
September	283,100	53.96	283,100	13,839,552

Total	984,095	50.87	984,095

(1)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Share repurchases under this program commenced in June 2005.
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

(43)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.

(Registrant)

Date November 2, 2006	/s/ ROBERT T. D’ALESSANDRO

Robert T. D’Alessandro
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date November 2, 2006	/s/ JAMES D. PATRACUOLLA

James D. Patracuolla
Vice President and Controller
(Principal Accounting Officer)

(44)