Form 10-K
period 2006-12-31
UST INC
filed 2007-02-23
CIK 811669

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
As of June 30, 2006, the aggregate market value of Registrant’s Common Stock, $.50 par value, held by non-affiliates of Registrant (which for this purpose does not include directors or officers) was $7,192,463,311.
As of February 14, 2007, there were 160,623,408 shares of Registrant’s Common Stock, $.50 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain pages of the Registrant’s 2007 Notice of Annual Meeting and Proxy Statement                    Part III

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

Wine: The Company produces and markets premium varietal and blended wines, and imports and distributes wines from Italy.

All Other Operations: The Company’s international operations, which market moist smokeless tobacco, are included in all other operations.
Available Information
The Company’s website address is www.ustinc.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). A free copy of these materials can also be requested via correspondence addressed to the Secretary at UST Inc., 100 West Putnam Avenue, Greenwich, Connecticut 06830. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.
Operating Segment Data
The Company hereby incorporates by reference the consolidated Segment Information pertaining to the years 2004 through 2006 set forth herein in Part II, Item 8, “Notes to Consolidated Financial Statements — Note 16, Segment Information.”

SMOKELESS TOBACCO PRODUCTS
Principal Products
The Company’s principal smokeless tobacco products and brand names are as follows:

Moist:	COPENHAGEN, SKOAL, RED SEAL, HUSKY, ROOSTER

Dry:	BRUTON, CC, RED SEAL
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
Over the last several years, smokeless tobacco has been the subject of discussion in the scientific and public health community in connection with the issue of tobacco harm reduction. Tobacco harm reduction is generally described as a public health strategy aimed at reducing the health risks to cigarette smokers who have not quit and is frequently discussed in the context of proposals for an overall tobacco regulatory regime. It is reported that approximately 45 million adult Americans continue to smoke, and many have made repeated attempts to quit, including with the use of medicinal nicotine products. There has been an ongoing debate in the scientific and public health community as to what to do for these smokers. One idea that has been raised is to suggest that they switch completely to smokeless tobacco. Many believe that certain smokeless tobacco products pose significantly less risk than cigarettes and therefore could be a potential reduced risk alternative to cigarette smoking. There are others, however, who believe that there is insufficient scientific basis to encourage switching to smokeless tobacco and that such a strategy may result in unintended public health consequences.
Data from some surveys indicate that at least 80 percent of smokers believe smokeless tobacco is as dangerous as cigarette smoking. The Company believes that adult cigarette smokers should be provided accurate and relevant information on these issues so that they may make informed decisions about tobacco products. This is especially so in light of data from some surveys that indicate that at least half of the approximately 45 million adult smokers are looking for an alternative. The Company believes that there is an opportunity for smokeless tobacco products to have a significant role in a tobacco harm reduction strategy.
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
On August 28, 1996, the U.S. Food and Drug Administration (the “FDA”) published regulations asserting unprecedented jurisdiction over nicotine in tobacco as a “drug” and purporting to regulate smokeless tobacco products as a “medical device.” The Company and other smokeless tobacco manufacturers filed suit against the FDA seeking a judicial declaration that the FDA has no authority to regulate smokeless tobacco products. On March 21, 2000, the United States Supreme Court ruled that the FDA lacks jurisdiction to regulate tobacco products. Following this ruling, proposals for federal legislation for comprehensive regulation of tobacco products continue to be considered.

Over the years, various state and local governments have continued to regulate tobacco products, including, among other things, the imposition of significantly higher taxes, increases in the minimum age to purchase tobacco products, adult sampling and advertising bans or restrictions, ingredient and constituent disclosure requirements, regulation of environmental tobacco smoke and significant tobacco control media campaigns. Additional state and local legislative and regulatory actions will likely be considered in the future, including, among other things, restrictions on the use of flavorings. The Company is unable to assess the future effects these various actions may have on its smokeless tobacco business. The Company believes that any proposals for additional regulation at the federal, state or local level should recognize the distinct differences between smokeless tobacco products and cigarettes.
On November 23, 1998, the Company entered into the Smokeless Tobacco Master Settlement Agreement (the “STMSA”) with attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated by various attorneys general against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million, subject to a minimum 3 percent inflationary adjustment per annum, over a minimum of ten years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. The period over which the payments are to be made is subject to various indefinite deferral provisions based upon the Company’s share of the smokeless tobacco segment of the overall tobacco market (as defined in the STMSA).
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act” or the “FETRA”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. As a result of the Tobacco Reform Act, the Secretary of Agriculture will impose quarterly assessments on tobacco manufacturers and importers, not to exceed a total of $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary will be impacted by a number of allocation factors, as defined in the Tobacco Reform Act. These quarterly assessments will be used to fund a trust to compensate, or “buy out,” tobacco quota farmers, in lieu of the repealed federal support program. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period.
Raw Materials
Except as noted below, raw materials essential to the Company’s smokeless tobacco business are generally purchased in domestic markets under competitive conditions.
The Company purchased all of its leaf tobacco from domestic suppliers in 2006, as it has for the last several years. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by the Company from domestic sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and aged by the Company for a period of two to three years prior to their use.
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
In addition, with the enactment of the Tobacco Reform Act and its repeal of federal tobacco price support and quota programs, tobacco can be grown anywhere in the United States with no volume limitations or price protection or guarantees. As a result, the Tobacco Reform Act has favorably impacted the Company’s cost of leaf tobacco purchases since its enactment. Grower contracting for the 2007 tobacco buying season is not yet complete; however, the Company believes that costs incurred for leaf tobacco purchases will approximate those incurred in 2006.

Working Capital
The principal portion of the Company’s operating cash requirements relates to its need to maintain significant inventories of leaf tobacco, primarily for the manufacturing of smokeless tobacco products, to ensure an aging process of two to three years prior to use.
Customers
The Company markets its moist smokeless tobacco products throughout the United States principally to wholesalers and retail chain stores. Approximately 34 percent of the Company’s gross sales of tobacco products are made to four customers, one of which, McLane Co. Inc., a national distributor, accounts for approximately 17 percent of the Company’s consolidated revenue. The Company has maintained satisfactory relationships with its customers over the years and expects that such relationships will continue.
Competitive Conditions
The tobacco manufacturing industry in the United States is composed of at least four domestic companies larger than the Company and many smaller ones. The larger companies primarily concentrate on the manufacture and marketing of cigarettes; however, in 2006, a major cigarette company entered the smokeless tobacco category through its acquisition of one of the Company’s competitors. In addition, certain cigarette companies have begun test marketing smokeless tobacco products and have indicated the intent to continue to expand this activity. The Company is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, the Company competes actively with both larger and smaller companies in the marketing of its tobacco products. Competition also includes both domestic and international companies marketing and selling price-value and sub-price-value smokeless tobacco products. The Company’s principal methods of competition in the marketing of its tobacco products include quality, advertising, promotion, sampling, price, product recognition, product innovation and distribution.
WINE
The Company is an established producer of premium varietal and blended wines. CHATEAU STE. MICHELLE and COLUMBIA CREST varietal table wines and DOMAINE STE. MICHELLE sparkling wine are produced by the Company in the State of Washington and marketed and distributed throughout the United States. In addition, the Company produces and markets two California premium wines under the labels of VILLA MT. EDEN and CONN CREEK and Oregon premium wines under the ERATH label. The Company is also the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Antinori, which includes such labels as TIGNANELLO, SOLAIA, TORMARESCA, MONTENISA and HARAS DE PIRQUE. Approximately 50 percent of the Company’s wine segment gross sales are made to two distributors, with one of these distributors accounting for approximately 36 percent of total wine segment gross sales. Substantially all wines are sold through state-licensed distributors with whom the Company maintains satisfactory relationships.
It has been claimed that the use of alcohol beverages may be harmful to health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on such beverages. Still wines containing not more than 14 percent alcohol by volume, such as the majority of the Company’s wines, are subject to a federal excise tax of $1.07 per gallon for manufacturers, such as the Company, that produce more than 250,000 gallons a year. In recent years, proposals have been made at the federal level for additional regulation of alcohol beverages, including, but not limited to, increases in excise tax rates, modification of the required health warning notices and further regulation of advertising, labeling and packaging. Substantially similar proposals will likely be considered in 2007. Also in recent years, increased regulation of alcohol beverages by various states included, but was not limited to, the imposition of higher excise taxes and advertising restrictions. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 2007. The Company is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

The Company uses grapes harvested from its own vineyards, as well as grapes purchased from independent growers located in Washington, California and Oregon and purchases bulk wine from other sources. Total grape tonnage harvested and purchased in 2006 is adequate to meet expected demand.
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
Number of Employees
The Company’s average number of employees during 2006 was 5,008.
Trademarks and Patents
The Company markets its consumer products under a number of trademarks and patents. All of the Company’s trademarks and patents either have been registered or applications therefore are pending with the United States Patent and Trademark Office.
Seasonal Business
No material portion of the business of any operating segment of the Company is seasonal.
Backlog of Orders
Backlog of orders is not a material factor in any operating segment of the Company.
Item 1A — Risk Factors
Set forth below is a description of certain risk factors which the Company believes may be relevant to an understanding of the Company and its businesses. Stockholders are cautioned that these and other factors may affect future performance and cause actual results to differ from those which may, from time to time, be anticipated. See “Cautionary Statement Regarding Forward-Looking Information” included in Part II, Item 7 of this Form 10-K.

•	The Company’s product sales and results of operations are subject to economic conditions and other factors beyond the Company’s control. In addition, such conditions and other factors could affect the timing or amount of anticipated cost savings related to Project Momentum.
The Company’s future results will be affected by the growth in the smokeless tobacco and wine marketplaces and the demand for the Company’s smokeless tobacco and wine products. Factors affecting demand for the Company’s products include, among other things, general economic conditions and actions by competitors, as well as the cost of the products to consumers which, in turn, is affected, in part, by the Company’s costs in manufacturing such products and the excise taxes payable. Sales volumes of the Company’s smokeless tobacco products, particularly premium products, may be impacted by fluctuations in gasoline prices, which have a direct impact on adult consumer disposable income. The impact of fluctuations in gasoline prices on smokeless tobacco product sales volume may be exacerbated due to the fact that a significant amount of the Company’s products are sold at locations which also sell gasoline. The Company’s quarterly results may also be affected by wholesaler order patterns. Many of these factors are beyond the control of the Company which makes results of operations difficult to predict.
In addition, the Company’s ability to achieve its results of operations target is tied in part to successful implementation of its cost reduction initiative, called Project Momentum, which is designed to create additional resources for growth via operational, productivity and efficiency enhancements. Project Momentum, which commenced during the third quarter of 2006, is expected to result in targeted savings of at least $100 million over its first three years. While the Company believes its targeted cost reductions will be achieved, the Company cannot guarantee the success of the initiative. If Project Momentum is not successful, the Company’s results of operations could be adversely affected.

•	Fire, violent weather conditions and other disasters may adversely affect the Company’s operations.
A major fire, violent weather conditions or other disasters that affect the Company’s manufacturing facilities, or its suppliers or vendors, could have a material adverse effect on the Company’s operations. Although the Company believes it has adequate amounts of available insurance coverage and sound contingency plans for these events, a prolonged interruption in the Company’s manufacturing operations could have a material adverse effect on its ability to effectively operate its business.

•	Company product sales are subject to customer concentration risk.
Over the past three years, sales to one customer in the Smokeless Tobacco segment have averaged approximately 16.6 percent of annual Smokeless Tobacco segment sales, while sales to two customers in the Wine segment have averaged 46.9 percent of annual Wine segment sales. No other customer accounted for 10 percent or more of Smokeless Tobacco segment or Wine segment sales over the three-year period. The loss of any of these customers, or a significant decline in sales orders from any of these customers, could have an adverse affect on the Company’s results of operations or financial condition.

•	Ingredient or product adulteration could harm the integrity and quality of the Company’s products, which could negatively impact consumer perception of the Company’s brands and have an adverse effect on the sale of the Company’s products.
The success of the Company’s brands is dependent upon the quality of those brands and the positive perception that consumers have of such brands. Adulteration, whether arising accidentally or through deliberate third party action, could harm the quality of the Company’s products and may result in reduced sales of the affected products, or have an adverse ancillary effect on the Company’s other products, which could have an adverse affect on the Company’s results of operations or financial condition.

•	The smokeless tobacco category is highly competitive and the Company’s volumes and profitability may be adversely affected by continued consumer down-trading from premium brands to price-value brands or by new entrants into the marketplace.
The Company faces significant competition in the smokeless tobacco category, both from existing category competitors and new entrants, which may reduce its market share and put pressure on its gross margins. The Company’s premium unit volume trends have recently improved, with a shift from declining premium net unit volume to modest growth; however, its premium net unit volume growth rate still lags the growth rate of the overall smokeless tobacco category. The Company recognizes the need to continue to expand the smokeless category, strengthen brand loyalty and develop innovative products to ensure continued growth in its results of operations.
The Company has been implementing plans which focus on the growth of the smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults and by promoting the convenience of smokeless tobacco relative to cigarettes to attract new adult consumers to the category.

In light of the growth of price-value products, the Company has also been implementing plans to increase sales volume of its premium brands by building and strengthening premium brand loyalty through various promotional programs, including implementation of price-based programs to provide improved value in price sensitive areas of the United States, and through the introductions of new, differentiated premium products. However, while the Company believes that it is pursuing the right course of action, the Company cannot guarantee the success of these action plans. If the Company’s strategy is not successful, total premium unit volume may decline and results of operations could be adversely affected.
In 2006, a major cigarette company entered the smokeless tobacco category through its acquisition of one of the Company’s competitors. In addition, certain cigarette companies have begun test marketing smokeless tobacco products and have indicated the intent to continue to expand this activity. If smokers continue to switch from cigarettes to smokeless tobacco products, these competitors may strengthen their presence in the smokeless tobacco category, or other competitors with substantial resources may test or enter the smokeless tobacco category and introduce new products that are designed to compete directly with the Company’s products. While there is the possibility that such actions may have the effect of expanding the smokeless tobacco category, which could be beneficial to the Company, it is also possible that such actions could be detrimental since it may require the Company to expend significant resources to maintain its premium unit volume. The Company cannot, at this time, predict with any certainty what effect, if any, such actions may have on the Company and its results of operations.

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
Advertising, promotion and brand building continue to play a key role in the Company’s business, with significant expenditure on programs to support key brands and to develop new products. As described above, in 1986, federal legislation was enacted regulating smokeless tobacco products by, among other things, requiring health warning notices on smokeless tobacco packages and advertising and prohibiting the advertising of smokeless tobacco products on any medium of electronic communications subject to the jurisdiction of the Federal Communications Commission. Since 1986, other proposals have been made at both the federal and state level for additional regulation of smokeless tobacco products. These proposals have included, among other things, increased regulation of the manufacturing and marketing of tobacco products by federal and state agencies (including, without limitation, the FDA), the requirement of additional warning notices, a ban or further restriction on advertising and promotion, ingredients and constituent disclosure requirements, restrictions on the use of flavorings, adult sampling bans or restrictions, tax stamping, increasing the minimum purchase age and the disallowance of advertising and promotion expenses as deductions under federal tax law. The regulatory environment in which the Company operates can also be affected by general social and political factors.

Proposals for comprehensive federal regulation of tobacco products will continue to be considered. The Company is not opposed to FDA regulation that addresses public health concerns and takes into account the distinct differences between smokeless tobacco and cigarettes while permitting the Company to continue to communicate responsibly with tobacco-interested adults and responsibly manufacture, market and sell quality smokeless tobacco products to adult consumers.
In addition to increased regulatory restrictions, the Company is subject to various marketing and advertising restrictions under the STMSA, which the Company entered into in 1998 with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated by various attorneys general. The Company is the only smokeless tobacco manufacturer to sign the STMSA. See “Item 1 — Business — Smokeless Tobacco Products — Principal Products.” The Company also receives from time to time inquiries from various attorneys general relating to the STMSA and other state regulations in connection with various aspects of the Company’s business.
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
Smokeless tobacco products are subject to significant federal and state excise taxes, which may continue to increase over time. Any increase in the level of federal excise taxes or the enactment of new or increased state or local excise taxes would have the effect of increasing the cost of smokeless tobacco products to consumers and, as such, could affect the demand for, and consumption levels of, smokeless tobacco products in general and premium brands in particular. Furthermore, the current ad valorem method of taxation, which is utilized by most states, bases the amount of taxes payable on a fixed percentage of the wholesale price, as opposed to some states which tax premium and price-value brands equitably based on weight. Therefore, the ad valorem method of taxation has the inequitable effect of increasing the taxes payable on premium brands to a greater degree than the taxes payable on price-value brands, which further exacerbates the price gap between premium and price-value brands. To the extent that any such actions adversely affect the sale of the Company’s products, such actions could have an adverse effect on the Company’s results of operations and cash flows.

•	The Company has ongoing payment obligations under the Fair and Equitable Tobacco Reform Act, the STMSA and other state settlement agreements.
In 2006, the Company incurred expenses of approximately $3.2 million, $16.7 million and $4.3 million under the FETRA, the STMSA and other state settlement agreements, respectively. The Company presently expects to continue to incur expenses under the FETRA, the STMSA and other related settlement agreements. Based on information presently available to the Company, the Company does not anticipate that any increases in such expenses to be incurred in the future will have a material adverse effect on the Company. However, the amounts payable in the future cannot be predicted with certainty and may increase based upon, among other things, the relative share of the overall tobacco market held by smokeless tobacco and the Company’s share of the moist smokeless tobacco marketplace. It is also possible that the amounts payable under the FETRA may be offset, in part, through reductions in the cost of tobacco, which may result from the competitive setting of prices expected to occur as a result of the FETRA.

•	The Company is subject, from time to time, to smokeless tobacco and health litigation, which, if adversely determined, could subject the Company to substantial charges and liabilities.
The Company is currently subject to various legal actions, proceedings and claims arising out of the sale, use, distribution, manufacture, development, advertising, marketing and claimed health effects of its smokeless tobacco products. See “Item 3 — Legal Proceedings.” The Company believes, and has been so advised by counsel handling the respective cases, that it has a number of meritorious defenses to all such pending litigation. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, all such cases are, and will continue to be, vigorously defended. The Company believes that the ultimate outcome of such pending litigation will not have a material adverse effect on its consolidated financial results or its consolidated financial position. However, if plaintiffs in these actions were to prevail, the effect of any judgment or settlement could have a material adverse impact on the Company’s consolidated financial results in the particular reporting period in which any such litigation is resolved and, depending on the size of any such judgment or settlement, a material adverse effect on the Company’s consolidated financial position. In addition, similar litigation and claims relating to the Company’s smokeless tobacco products may continue to be filed against the Company in the future. An increase in the number of pending claims, in addition to the risks posed as to outcome, could increase the Company’s costs of litigating and administering product liability claims.

•	The Company could be subject to additional charges and liabilities as it seeks to resolve the remaining antitrust related lawsuits.
In March of 2000, in an action brought by one of the Company’s competitors, Conwood Company L.P. (“Conwood Litigation”), alleging violations of the antitrust laws, a significant verdict was rendered against the Company. See “Item 3 — Legal Proceedings.” Following the commencement of this lawsuit, actions were also brought on behalf of direct and indirect purchasers of the Company’s products. While the Company has paid the verdict and settled the actions brought on behalf of direct purchasers and many of the actions brought on behalf of indirect purchasers, a number of actions on behalf of indirect purchasers brought in a limited number of states are still ongoing. Further, the Company has been served in a purported class action attempting to challenge certain aspects of a settlement agreement reached with indirect purchasers in multiple states and seeking additional amounts purportedly consistent with subsequent settlements of similar actions, estimated by plaintiffs to be between $8.9 million and $214.2 million, as well as punitive damages and attorneys’ fees. The Company intends to continue to pursue settlement of the remaining indirect purchaser actions on terms substantially similar to the settlements previously entered into by the Company in connection with other indirect purchaser actions, with the exception of a purported class action in the State of Pennsylvania, for which the Company believes there is insufficient basis for such a claim. As discussed in “Item 3 — Legal Proceedings,” the Company believes that the ultimate outcome of these actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position. However, if plaintiffs were to prevail, beyond the amounts previously accrued, the effect of any judgment or settlement could have a material adverse impact on the Company’s consolidated financial results in the particular reporting period in which such action is resolved and, depending on the size of any such judgment or settlement, a material adverse effect on the Company’s consolidated financial position.

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
The adequacy of the Company’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While the Company believes that it can grow and/or otherwise secure, through contracts with independent growers, sufficient regular supplies of high quality grapes, it cannot be certain that grape supply shortages will not occur. As grapes grown in the State of Washington account for approximately 95 percent of the Company’s harvested and contracted grapes, if eastern Washington state experiences adverse weather conditions, widespread vine disease or other crop damage, fruit availability may be compromised, quality may be negatively impacted and production costs may increase. An increase in production cost could lead to an increase in the Company’s wine prices, which may ultimately have a negative impact on its sales.
In cases of significant grape and bulk wine oversupply in the marketplace, the Company’s ability to increase or even sustain existing sales prices may be limited.

•	The Company’s wine business may be negatively impacted by an increase in excise taxes or governmental regulations related to the alcohol beverages.
Significant increases in excise or other taxes on alcohol beverages could adversely affect sales of the Company’s wine products. Federal, state and local governmental agencies regulate the alcohol beverage industry through various means, including licensing requirements, pricing, labeling and advertising restrictions, and distribution and production policies. New regulations, or revisions to existing regulations, resulting in further restrictions or taxes on the manufacture and sale of alcohol beverages may have an adverse affect on the Company’s wine business.
Item 1B — Unresolved Staff Comments
Not applicable.
Item 2 — Properties
All of the principal properties in the Company’s operations were utilized only in connection with the Company’s business operations. The Company believes that the properties described below at December 31, 2006 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity. All principal properties are owned by the Company.
Smokeless Tobacco Products
The Company owns and operates three principal smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; and Nashville, Tennessee.
Wine
The Company owns and operates nine wine-making facilities — seven in Washington state, one in California and one in Oregon. In addition, it owns and operates vineyards in Washington state and California.
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
In Matthew Vassallo v. United States Tobacco Company, et al., Circuit Court of the 11th Judicial District, Miami-Dade County, Florida (Case No. 02-28397 CA-20), this action by an individual plaintiff against various smokeless tobacco manufacturers including the Company and certain other organizations alleges personal injuries, including cancer, oral lesions, leukoplakia, gum loss and other injuries allegedly resulting from the use of defendants’ smokeless tobacco products. Plaintiff also claims nicotine “addiction” and seeks unspecified compensatory damages and certain equitable and other relief, including, but not limited to, medical monitoring.
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
Antitrust Litigation
The Company is named as a defendant in a number of purported class actions, as well as class actions in the states of California, Massachusetts and Wisconsin. On February 27, 2006, the Company was served with a Summons and Class Action Complaint in an action entitled Gregory Hunt, et al. v. United States Tobacco Company, et al., United States District Court for the Eastern District of Pennsylvania (Case No. 06-CV-1099). Each of these actions are brought by indirect purchasers (consumers and retailers) of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class. Plaintiffs in those actions allege that, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the states of California, Massachusetts and Wisconsin, the Company violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. Plaintiffs seek to recover compensatory and statutory damages in an amount not to exceed $75,000 per class member, or per putative class member, and certain other relief. The indirect purchaser actions are similar in all material respects.
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
On March 8, 2006, the court entered final approval of the settlement of the Kansas class action and New York action. An evidentiary hearing on plaintiffs’ motion for an additional amount of approximately $8.5 million in attorneys’ fees, expenses and costs, plus interest, beyond the previously agreed-upon amounts already paid by the Company was held April 4-5, 2006. To date, the court has not ruled on the motion. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and will continue to vigorously defend against this motion. (See Form 10-Q for the period ended September 30, 2005 for additional information.)
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
Each of the foregoing actions is derived directly from the previous antitrust action brought against the Company by a competitor, Conwood Company L.P. For the plaintiffs in the putative class actions to prevail, they will have to obtain class certification. The plaintiffs in the above actions also will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses in this regard, and they are, and will continue to be, vigorously defended.
Other Litigation
In People of the State of California, ex rel. Bill Lockyer, Attorney General of the State of California v. U.S. Smokeless Tobacco Company, Superior Court of California, County of San Diego (Case No. G1C851376), this action alleges that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the STMSA and the related Consent Decree entered in connection with the STMSA. The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt.
The Company believes, and has been so advised by counsel handling the foregoing case, that it has a number of meritorious defenses. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, the foregoing case is, and will continue to be, vigorously defended.
Item 4 — Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Registrant’s Common Equity
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol UST. As of January 31, 2007, there were approximately 7,065 stockholders of record of the Company’s common stock. The table below sets forth the high and low sales prices per share of the Company’s common stock, as reported by the NYSE Composite Tape, and the cash dividends per share declared and paid in each quarter during fiscal years 2006 and 2005. The Company has paid cash dividends without interruption since 1912. While the Company expects to continue its policy of paying cash dividends in the future, such policy is subject to annual review and approval by the Company’s Board of Directors. Factors that are taken into consideration with regard to the level of dividend payments include the Company’s net earnings, capital requirements and financial condition.

	2006			2005

	High	Low	Dividends	High	Low	Dividends

First Quarter	$43.14	$37.96	$0.57	$56.90	$47.71	$0.55

Second Quarter	45.78	41.10	0.57	54.85	42.90	0.55

Third Quarter	55.06	44.61	0.57	47.62	39.81	0.55

Fourth Quarter	59.49	52.34	0.57	42.50	37.59	0.55

Year	$59.49	$37.96	$2.28	$56.90	$37.59	$2.20

Performance Graph
The following graph compares the total returns for an investment in the Company’s common stock over the last five years to the Standard and Poor’s (“S&P”) 500 Stock Index and the S&P Tobacco Index assuming a $100 investment made on December 31, 2001. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among UST Inc., The S&P 500 Index
And The S&P Tobacco Index

	December 31,

	2001	2002	2003	2004	2005	2006

UST Inc.	$100.00	$101.02	$114.47	$162.74	$145.16	$217.06

S & P 500	100.00	77.90	100.24	111.15	116.61	135.03

S & P Tobacco	100.00	93.20	131.67	157.78	197.52	241.30
Issuer Purchases of Equity Securities
The following table presents the monthly share repurchases by the Company during the fourth quarter of the fiscal year ended December 31, 2006:

				Maximum
			Total	Number of
			Number of	Shares that
			Shares	May Yet Be
	Total	Average	Purchased as	Purchased
	Number	Price	Part of the	Under the
	of Shares	Paid Per	Repurchase	Repurchase
	Purchased	Share	Programs(1)	Programs(1)

October 1 – 31, 2006	305,500	$55.07	305,500	13,534,052

November 1 – 30, 2006	309,400	$54.95	309,400	13,224,652

December 1 – 31, 2006	281,600	$57.33	281,600	12,943,052

Total	896,500	$55.74	896,500

(1)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Share repurchases under this program commenced in June 2005.

Item 6 — Selected Financial Data
CONSOLIDATED SELECTED FINANCIAL DATA — FIVE YEARS
(Dollars in thousands, except per share amounts)

	2006	2005	2004	2003	2002

Summary of Operations For the Year Ended December 31

Net sales	$1,850,911	$1,851,885	$1,838,238	$1,731,862	$1,674,403

Cost of products sold (includes excise taxes)	466,088	443,131	412,641	384,487	358,931

Selling, advertising and administrative expenses	525,990	518,797	513,570	470,740	447,709

Restructuring charges	21,997	—	—	—	—

Antitrust litigation	2,025	11,762	(582)	280,000	1,260,510

Operating income (loss)	834,811	878,195	912,609	596,635	(392,747)

Interest, net	41,785	50,578	75,019	76,905	46,146

Earnings (loss) from continuing operations before income taxes	793,026	827,617	837,590	519,730	(438,893)

Income tax expense (benefit)	291,060	293,349	299,538	197,681	(170,980)

Earnings (loss) from continuing operations	501,966	534,268	538,052	322,049	(267,913)

Income (loss) from discontinued operations (including income tax effect)	3,890	—	(7,215)	(3,260)	(3,556)

Net earnings (loss)	$505,856	$534,268	$530,837	$318,789	$(271,469)

Per Share Data

Net earnings (loss) per basic share:

Earnings (loss) from continuing operations	$3.13	$3.26	$3.26	$1.93	$(1.59)

Income (loss) from discontinued operations	0.02	—	(0.05)	(0.02)	(0.02)

Net earnings (loss) per basic share	3.15	3.26	3.21	1.91	(1.61)

Net earnings (loss) per diluted share:

Earnings (loss) from continuing operations	3.10	3.23	3.23	1.92	(1.59)

Income (loss) from discontinued operations	0.02	-—	(0.04)	(0.02)	(0.02)

Net earnings (loss) per diluted share	$3.12	$3.23	$3.19	$1.90	$(1.61)

Dividends per share	$2.28	$2.20	$2.08	$2.00	$1.92

Market price per share:

High	$59.49	$56.90	$48.97	$37.79	$41.35

Low	37.96	37.59	34.00	26.73	25.30

Financial Condition at December 31

Cash and cash equivalents	$254,393	$202,025	$450,202	$433,040	$382,003

Current assets	998,110	889,554	1,173,133	1,247,966	2,291,267

Current liabilities	300,077	258,778	618,873	521,093	1,462,442

Working capital	698,033	630,776	554,260	726,873	828,825

Ratio of current assets to current liabilities	3.3:1	3.4:1	1.9:1	2.4:1	1.6:1

Total assets	1,440,348	1,366,983	1,659,483	1,726,494	2,765,275

Long-term debt	840,000	840,000	840,000	1,140,000	1,140,000

Total debt	840,000	840,000	1,140,000	1,140,000	1,140,000

Stockholders’ equity (deficit)	65,826	75,098	9,565	(115,187)	(46,990)

Other Data

Stock repurchased	$200,003	$200,038	$200,031	$150,095	$50,262

Dividends paid	$367,499	$361,208	$344,128	$322,986	$324,233

Dividends paid as a percentage of net earnings	72.6%	67.6%	64.8%	104.5%	N/M

Return on net sales	27.3%	28.8%	28.9%	18.4%	N/M

Return on average assets	36.0%	35.3%	31.4%	14.2%	N/M

Average number of shares (in thousands) — basic	160,772	163,949	165,164	166,572	168,786

Average number of shares (in thousands) — diluted	162,280	165,497	166,622	167,376	168,786
N/ M: Not meaningful due to net loss.
See Management’s Discussion and Analysis and Notes to Consolidated Financial Statements.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
UST INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”)
The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto, included in Part II, Item 8 of this Form 10-K. In MD&A, the Company makes forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under the “Cautionary Statement Regarding Forward-Looking Information” section presented at the end of MD&A. In addition, the Company has presented certain risk factors relevant to the Company’s business in Item 1A in Part I of this Form 10-K.
Introduction
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto, to assist individuals in their review of such statements. MD&A has been organized as follows:

•	OVERVIEW — This section provides a general description of the Company’s overall business, a description of the Company’s business segments and a high-level summary of the Company’s consolidated financial results for the most recently completed fiscal year.
•	RESULTS OF OPERATIONS — This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2006. This section is organized using a layered approach, beginning with a discussion of consolidated results at a summary level, followed by more detailed discussions of business segment results and unallocated corporate items, including interest and income taxes.
•	OUTLOOK — This section provides information regarding the Company’s current expectations, mainly with regard to the next fiscal year. This section is organized to provide information by business segment and on a consolidated basis.
•	LIQUIDITY AND CAPITAL RESOURCES — This section provides an analysis of the Company’s financial condition, including cash flows for the three years ended December 31, 2006, the Company’s sources of liquidity, capital expenditures, debt outstanding, share repurchase programs and dividends paid on the Company’s common stock and the Company’s aggregate contractual obligations as of December 31, 2006.
•	OFF-BALANCE SHEET ARRANGEMENTS — This section provides information regarding any off-balance sheet arrangements that are material to the Company’s results of operations or financial condition.
•	CRITICAL ACCOUNTING POLICIES AND ESTIMATES — This section discusses accounting policies that are considered by the Company to be significant to the Company’s financial condition and results of operations, require significant judgment and require estimates on the part of management in application.
•	NEW ACCOUNTING STANDARDS — This section provides information regarding any newly issued accounting standards which have not yet been adopted by the Company.
OVERVIEW
BUSINESS
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. U.S. Smokeless Tobacco Company is a leading manufacturer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Red Seal and Husky. International Wine & Spirits Ltd., through its Ste. Michelle Wine Estates subsidiary, produces and markets premium wines sold nationally under labels such as Chateau Ste. Michelle, Columbia Crest, Red Diamond, 14 Hands and Snoqualmie. In the third quarter of 2006, through an acquisition, the Company added the Erath label to its portfolio of premium wines. The Company also produces and markets sparkling wine under the

Domaine Ste. Michelle label. In addition, the Company is the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Antinori, which includes such labels as Tignanello, Solaia, Tormaresca, Montenisa and Haras de Pirque.
The Company conducts its business principally in the United States, and its operations are divided primarily into two segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are reported as All Other Operations.
SMOKELESS TOBACCO SEGMENT
Category Growth
The Company’s primary objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults, with a secondary objective of being competitive in every segment of the moist smokeless tobacco category. Over the past several years, industry trends have shown that some adult consumers have migrated from premium brands to brands in the price-value and sub-price-value segments. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult consumers, primarily smokers, to the smokeless tobacco category, as approximately every one percent of adult smokers who convert to moist smokeless tobacco represents a 7 percent to 8 percent increase in the category’s adult consumer base, and consumer research indicates that the majority of new adult consumers enter the category in the premium segment.
In addition to advertising initiatives focused on category growth, the Company has utilized its direct mail marketing program to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to over four million adult smokers. The direct mail program, which the Company believes has been successful over the past two years, continued during 2006 and the Company intends to continue the program in 2007. Also crucial to the success of the Smokeless Tobacco segment’s category growth initiatives is product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years.
Premium Brand Loyalty
While category growth remains the Company’s priority, it has significantly increased its focus on efforts to increase adult consumer loyalty within the premium segment of the moist smokeless tobacco category. In connection with these efforts, during 2006 the Company implemented a plan under which it incurred significant incremental spending to stabilize premium net unit volume by strengthening premium brand loyalty. The premium brand loyalty plan is designed to deliver value to adult consumers through promotional spending and other price-focused initiatives implemented on a state-by-state basis. Based on sequential trend improvements in net unit volume for premium products throughout 2006, the Company believes the premium brand loyalty efforts have proven successful and, therefore, intends to build upon this success by increasing spending above 2006 levels on such initiatives during 2007, with the goal of growing underlying premium net unit volume approximately one percent in 2007.
WINE SEGMENT
The Company’s focus in the Wine segment is to become one of the premier fine wine companies of the world, to elevate Washington state wines to the quality and prestige of the top regions of the world, and to be known for superior products, innovation and customer focus. In order to achieve these goals, attention is directed towards traditional style wines in the super premium to luxury-priced categories. Achievements in 2006 were well aligned with these goals. According to ACNielsen, in 2006, the Company’s wines comprised 6.2 percent of total domestic 750ml units; in 2005, such share was 5.9 percent. The alliance with Antinori, to become its exclusive United States importer and distributor, and the purchase of the Erath label and winery broadened the Wine segment’s position with respect to the two key wine regions represented by Antinori and Erath. The addition of the Italian wines positions the Wine segment as a leader in U.S. distribution of Tuscan wines, while the addition of Erath establishes the Company’s Wine segment as one of the largest producers of Oregon Pinot Noir. The Company continued to be the category leader for Riesling; comprising 30 percent of the

Management’s Discussion and Analysis (Continued)
market based on ACNielsen data. Overall, the Wine segment maintained its strong leadership position in Washington state.
Recent ACNielsen wine industry data indicate that full-year 2006 case volume for the Company’s wines grew approximately 17 percent compared to 2005, outpacing industry-wide domestic case volume growth for 750ml varietals of approximately 13 percent during the same period, reflecting expanded distribution of the Company’s wines. The Company remains focused on the continued expansion of its sales force and category management staff to further broaden the distribution of its wines in the domestic market, especially in certain account categories such as restaurants, wholesale chains and mass merchandisers. Sustained growth in the Wine segment will also be dependent on third party acclaim and ongoing category growth.
CONSOLIDATED
The Company’s results for 2006, while lower than 2005, reflected the impact of the strategic initiatives undertaken in 2006. Net sales and net earnings declined in 2006, tracing to the previously announced incremental costs incurred in the Smokeless Tobacco segment to stabilize premium net unit volume by strengthening premium brand loyalty and on additional category growth initiatives. These efforts produced the desired effect, as premium net unit volume for moist smokeless tobacco products stabilized for the full year in 2006, as compared to the prior year, and increased 1.7 percent during the fourth quarter of 2006, as compared to the comparative prior year period. In addition, during the third quarter of 2006, the Company commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over its first three years. Results for 2006 also reflect the impact of restructuring charges incurred in connection with Project Momentum. The Company believes that such an effort is prudent from a long-term growth perspective, as it is designed to provide additional financial flexibility in the increasingly competitive smokeless tobacco category. Results for 2006 were favorably impacted by the performance of the Wine segment, which once again had record net sales and operating profit. The results of 2006 also reflected increased net sales and operating income from All Other Operations.
Discussion of the Company’s plans and initiatives in the Smokeless Tobacco and Wine segments is included in the “Outlook” section of MD&A.
RESULTS OF OPERATIONS
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS
2006 compared with 2005

	Year Ended		Increase/
	December 31,		(Decrease)

	2006	2005	Amount	%

Net sales	$1,850,911	$1,851,885	$(974)	(0.1)

Net earnings	505,856	534,268	(28,412)	(5.3)

Basic earnings per share	3.15	3.26	(0.11)	(3.4)

Diluted earnings per share	3.12	3.23	(0.11)	(3.4)
Net Earnings
Consolidated net earnings decreased in 2006, as compared to 2005, as a result of lower operating income, partially offset by lower net interest and income tax expenses, as well as income from discontinued operations. The Company reported operating income of $834.8 million for 2006, representing 45.1 percent of consoli-

dated net sales, compared to operating income of $878.2 million, or 47.4 percent of consolidated net sales, in 2005. The decrease in operating income was primarily due to the following:

•	Lower net revenue realization per premium unit in the Smokeless Tobacco segment;
•	Increased costs of products sold in the Wine segment, mainly related to increased case volume;
•	The impact of $22 million in restructuring charges incurred in connection with Project Momentum (see Restructuring Charges section below), which adversely impacted the operating margin percentage by approximately 1.2 percentage points; and,
•	Increased selling, advertising and administrative (“SA&A”) expenses.
These factors were partially offset by:

•	Increased case and net can volume in the Wine and Smokeless Tobacco segments, respectively;
•	Cost savings realized in connection with Project Momentum, along with the intended ancillary benefit derived from an enhanced focus on cost containment in other areas; and,
•	Lower charges related to certain states’ indirect purchaser antitrust actions.
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
Basic and diluted earnings per share for 2006 were $3.15 and $3.12, respectively, a decrease of 3.4 percent for each measure as compared to the corresponding comparative measures in 2005. Average basic shares outstanding were lower in 2006 than in 2005 primarily as a result of share repurchases, partially offset by the exercise of stock options. Average diluted shares outstanding in 2006 were lower than those in 2005 due to the impact of share repurchases and a lower level of dilutive outstanding options, partially offset by the impact of a higher average stock price in 2006, as compared to 2005, which has the effect of increasing diluted shares outstanding.
Net Sales

	Year Ended		Increase/
	December 31,		(Decrease)

	2006	2005	Amount	%

Net Sales by Segment:

Smokeless Tobacco	$1,522,686	$1,561,667	$(38,981)	(2.5)

Wine	282,403	248,342	34,061	13.7

All Other Operations	45,822	41,876	3,946	9.4

Consolidated Net Sales	$1,850,911	$1,851,885	$(974)	(0.1)

For the year ended December 31, 2006, consolidated net sales of $1.851 billion were effectively level with those in 2005 reflecting the following:

•	Lower net revenue realization per premium unit in the Smokeless Tobacco segment in connection with the implementation of the Company’s premium brand loyalty initiatives;
•	Increased net unit volume for moist smokeless tobacco products, including a slight increase in premium net unit volume;
•	Improved case volume for premium wine; and,
•	Increased international sales of moist smokeless tobacco products.

Management’s Discussion and Analysis (Continued)
Segment Net Sales as a Percentage of Consolidated Net Sales

2006	2005

*	Smokeless Tobacco
Gross Margin

	Year Ended		Increase/
	December 31,		(Decrease)

	2006	2005	Amount	%

Gross Margin by Segment:

Smokeless Tobacco	$1,256,156	$1,289,212	$(33,056)	(2.6)

Wine	99,418	92,618	6,800	7.3

All Other Operations	29,249	26,924	2,325	8.6

Consolidated Gross Margin	$1,384,823	$1,408,754	$(23,931)	(1.7)

The consolidated gross margin decline, as compared to the prior year, was primarily due to lower net sales in the Smokeless Tobacco segment and higher cost of products sold for the Wine segment and All Other Operations, partially offset by higher Wine segment and All Other Operations net sales.

	Year Ended
	December 31,
			Increase/
	2006	2005	(Decrease)

Gross Margin as a % of Net Sales by Segment:

Smokeless Tobacco	82.5%	82.6%	(0.1)

Wine	35.2%	37.3%	(2.1)

All Other Operations	63.8%	64.3%	(0.5)

Consolidated	74.8%	76.1%	(1.3)
The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to the following:

•	Higher case volume for wine, which sells at lower margins than moist smokeless tobacco products; and
•	Lower net revenue realization per premium unit in the Smokeless Tobacco segment.
Partially offset by:

•	Lower unit costs in the Smokeless Tobacco segment.
Restructuring Charges
The Company recognized $22 million in restructuring charges during 2006 in connection with the implementation of Project Momentum, the Company’s previously announced cost-reduction initiative. The initiative is designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it is designed to provide additional flexibility in the increasingly competitive smokeless tobacco category. The following table provides a summary of restructuring charges incurred to date, as well as the total amount of charges expected to be incurred, related to the aforementioned $100 million in savings, in connection with Project Momentum for each major type of cost associated with the initiative:

	Restructuring
	Charges Incurred	Total Charges
	Year Ended	Expected to be
	December 31, 2006	Incurred(1)

One-time termination benefits	$15,625	$16,000 - $17,000

Contract termination costs	390	400 - 500

Other restructuring costs	5,982	11,000 - 12,000

Total	$21,997	$27,400 - $29,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time non-union positions across various functions and operations, primarily at the Company’s corporate headquarters. The majority of the total one-time termination benefit costs expected to be incurred were recognized in 2006, with the remainder to be recognized in 2007. The majority of total contract termination costs expected to be incurred were recognized in 2006, with the remainder anticipated to be recognized in 2007. Approximately half of the total other restructuring charges expected to be incurred were recognized in 2006, with the remainder expected to be recognized in 2007. The estimate of total restructuring charges expected to be incurred reflects an increase of $5 million from the estimate previously provided in the Company’s Form 10-Q for the quarterly period ended September 30, 2006. The increase relates to higher anticipated charges for professional fees directly related to the implementation of Project Momentum. While the Company believes that its estimates of total restructuring charges expected to be incurred are appropriate and reasonable based upon the information available, actual results could differ from such estimates. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized.
One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs relate to charges for the termination of operating leases incurred in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees. All of the restructuring charges expected to be incurred will result in cash expenditures, although approximately $4 million of such charges relate to pension enhancements offered to applicable employees, all of which will be paid directly from the respective pension plan’s assets. As of December 31, 2006, the liability balance associated with restructuring charges amounted to $4.6 million. Refer to Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20, Restructuring,” for further information regarding accrued restructuring charges.
2005 compared with 2004

	Year Ended		Increase/
	December 31,		(Decrease)

	2005	2004	Amount	%

Net sales	$1,851,885	$1,838,238	$13,647	0.7

Net earnings	534,268	530,837	3,431	0.6

Basic earnings per share	3.26	3.21	0.05	1.6

Diluted earnings per share	3.23	3.19	0.04	1.3
Net Earnings
Consolidated net earnings increased in 2005, as compared to 2004, as a result of lower net interest expense and income tax expense and the absence of the 2004 net loss from discontinued operations associated with

Management’s Discussion and Analysis (Continued)
the transfer of the Company’s cigar operations to a smokeless tobacco competitor, partially offset by lower operating income. The Company reported operating income of $878.2 million for 2005, representing 47.4 percent of consolidated net sales, compared to operating income of $912.6 million, or 49.6 percent of consolidated net sales, in 2004. The decrease in operating income was primarily due to the following:

•	Higher costs of products sold;
•	Higher SA&A expenses; and,
•	The impact of an $11.8 million net pre-tax charge recorded in connection with the settlement of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously reserved.
Partially offset by:

•	Increased net sales, as detailed below.
Net earnings for 2005 benefited from the absence of an after-tax loss of $7.2 million from discontinued operations recognized in 2004, related to the results of the Company’s former cigar operation, which was transferred to a smokeless tobacco competitor in June 2004, in connection with the agreement to resolve an antitrust action. The 2004 results from discontinued operations include a loss from the cigar operation and the recognition of expenses, including a $3.9 million accrual for an income tax contingency.
Basic and diluted earnings per share for 2005 increased 1.6 percent and 1.3 percent, respectively, from the corresponding comparative measures in 2004. Average basic shares outstanding were lower in 2005 than those in 2004 primarily as a result of share repurchases in late 2004, partially offset by the exercise of stock options. Average diluted shares outstanding in 2005 were lower than those in 2004 due to the impact of the share repurchases and a lower level of dilutive options outstanding in 2005.
Net Sales

	Year Ended		Increase/
	December 31,		(Decrease)

	2005	2004	Amount	%

Net Sales by Segment:

Smokeless Tobacco	$1,561,667	$1,575,254	$(13,587)	(0.9)

Wine	248,342	226,650	21,692	9.6

All Other Operations	41,876	36,334	5,542	15.3

Consolidated Net Sales	$1,851,885	$1,838,238	$13,647	0.7

For the year ended December 31, 2005, consolidated net sales of $1.852 billion were higher than 2004, reflecting the following:

•	Higher selling prices for moist smokeless tobacco products;
•	Improved case volume for premium wine; and,
•	Increased international sales of moist smokeless tobacco products.
Partially offset by:

•	Lower net unit volume for moist smokeless tobacco products; and,
•	An unfavorable shift in overall product mix for moist smokeless tobacco products.

Segment Net Sales as a Percentage of Consolidated Net Sales

2005	2004
Gross Margin

	Year Ended		Increase/
	December 31,		(Decrease)

	2005	2004	Amount	%

Gross Margin by Segment:

Smokeless Tobacco	$1,289,212	$1,317,365	$(28,153)	(2.1)

Wine	92,618	85,913	6,705	7.8

All Other Operations	26,924	22,319	4,605	20.6

Consolidated Gross Margin	$1,408,754	$1,425,597	$(16,843)	(1.2)

The consolidated gross margin decrease, as compared to the corresponding 2004 period, was primarily due to lower net unit volume, including an unfavorable change in overall product mix, and higher unit costs for moist smokeless tobacco products in the Smokeless Tobacco segment, partially offset by higher moist smokeless tobacco selling prices, higher Wine segment net sales and improved net sales in All Other Operations.

	Year Ended
	December 31,

	2005	2004	Increase/
			(Decease)

Gross Margin as a % of Net Sales by Segment:

Smokeless Tobacco	82.6%	83.6%	(1.0)

Wine	37.3%	37.9%	(0.6)

All Other Operations	64.3%	61.4%	2.9

Consolidated	76.1%	77.6%	(1.5)
The decline in consolidated gross margin, as a percentage of net sales, was mainly due to the following:

•	Higher unit costs and the negative shift in overall product mix for moist smokeless tobacco; and,
•	Higher case volume for wine, which sells at lower margins than moist smokeless tobacco products.
Partially offset by:

•	Higher selling prices for moist smokeless tobacco products.
SMOKELESS TOBACCO SEGMENT
2006 compared with 2005

	Year Ended		Increase/
	December 31,		(Decrease)

	2006	2005	Amount	%

Net sales	$1,522,686	$1,561,667	$(38,981)	(2.5)

Restructuring charges	19,542	—	19,542	—

Antitrust litigation	2,025	11,762	(9,737)	(82.8)

Operating profit	805,130	852,478	(47,348)	(5.6)

Management’s Discussion and Analysis (Continued)
Net Sales
Net sales for the Smokeless Tobacco segment decreased in 2006, as compared to 2005, primarily due to the effects of the Company’s premium brand loyalty initiative, which began in the first quarter of 2006. The Company believes that costs incurred in connection with this initiative, inclusive of adjustments from its originally announced spending under the initiative, such as increased spending, reallocations of spending and changes in price-based incentives, have been effectively utilized to increase the focus in states that were experiencing premium volume deterioration at, and subsequent to, the plan’s inception. Overall, the costs incurred under this initiative produced the desired effect of stabilizing premium net unit volume, which increased slightly by 0.1 percent in 2006, as compared to the prior year. The segment’s net sales declined despite an increase in premium, as well as overall, net unit volume for moist smokeless tobacco products, as a result of lower net revenue realization per premium unit, reflecting the aforementioned impact of the premium brand loyalty initiative, due to the following:

•	An unfavorable shift in product mix, with lower net unit volume for straight stock premium products more than offset by an increase in net unit volume for value pack premium products; and,
•	Increased sales incentive costs, primarily retail buydowns.
Partially offset by:

•	Higher wholesale list selling prices.
Also contributing to the decline in net sales, despite higher overall net unit volume for moist smokeless tobacco products, was a shift in product mix from premium to price-value products. This shift reflected an increase in net sales of price-value products, which accounted for 8.1 percent of total Smokeless Tobacco segment net sales in 2006, as compared to 7.4 percent in 2005.
Percentage of Smokeless Tobacco Segment Net Sales by Product Category

2006	2005

*	Moist smokeless tobacco products
**	Includes dry snuff and tobacco seeds
Net sales results for both premium and price-value products include net can sales for standard products, which consist of straight stock, and pre-pack promotional products. Premium standard products also include value pack products. Straight stock refers to single cans sold at wholesale list prices. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are premium two-can packages sold year-round reflecting lower per-can wholesale list prices than wholesale list prices for straight stock single-can premium products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time.

MSTP Net Unit Volume

	Year Ended		Increase/
	December 31,		(Decrease)

	2006	2005	Amount	%

Net Unit Volume (millions of cans):

Premium	541.4	541.0	0.4	0.1

Price-Value	91.3	84.4	6.9	8.2

Total	632.7	625.4	7.3	1.2

Percentage of Total Moist Smokeless Tobacco Products Net Unit Volume by Category Segment

2006	2005
Overall net unit volume for moist smokeless tobacco products increased 1.2 percent in 2006, as compared to prior year net unit volume, driven mainly by price-value products. Net unit volume for premium products increased by 0.1 percent in 2006, which was slightly ahead of the Company’s stated goal of being stable as compared to corresponding 2005 levels by the second half of 2006. During the fourth quarter of 2006, net unit volume for premium products and price-value products increased 1.7 percent to 134 million cans and 7.8 percent to 23.4 million cans, respectively, as compared to the corresponding 2005 period, with an increase in overall net unit volume for moist smokeless tobacco products of 2.5 percent to 157.4 million cans. The premium net unit volume growth of 1.7 percent in the fourth quarter of 2006 continues to reflect a sequential improvement in premium net unit volume trends, indicative of the Company’s increased focus on category growth and premium brand loyalty throughout the year, and represents the strongest quarterly premium volume growth recorded since 1997.
As previously reported, the Company estimates that approximately 3.7 million premium cans were shifted from the first quarter of 2005 to the fourth quarter of 2004 as some wholesale and retail customers increased inventories in advance of the January 1, 2005 price increase for premium products. The following graph illustrates the sequential improvement during the last five quarters, as adjusted, beginning with the fourth quarter of 2005 which was the quarter immediately preceding the implementation of the Company’s premium brand loyalty initiative:
Premium Net Unit Volume % Change from Prior Year Period

*	Adjusted for 3.7 million can shift

Management’s Discussion and Analysis (Continued)
The Company is encouraged by this continued trend improvement in net unit volume for premium products, with a return to quarterly year-over-year net unit volume growth beginning in the third quarter of 2006, resulting in full year net unit volume growth for premium products. The Company believes this improvement in premium net unit volume performance is attributable to the following factors:

•	Implementation of the Company’s premium brand loyalty initiative, which was adjusted throughout the year as deemed necessary, and has narrowed the price gaps between premium and price-value products on a state-by-state basis, varying in degree;

•	Continued spending on category growth initiatives; and,

•	The impact of lower gasoline prices on consumers’ disposable income, particularly during the fourth quarter of 2006, as compared to the prior year.
Net unit volume for price-value products includes Red Seal, the Company’s traditional price-value product, and Husky, the Company’s sub-price-value product. Full year 2006 net unit volume for Red Seal decreased slightly, as compared to the prior year, although fourth quarter 2006 net unit volume stabilized as compared to the prior year, reflecting the impact of increased sales incentives. Net unit volume for Husky increased for both the full year and fourth quarter of 2006, as compared to the corresponding prior year periods.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. Net can sales for 2006 included approximately 74.3 million cans of new products launched within the last three years, representing 11.7 percent of the Company’s total moist smokeless tobacco net unit volume for the period. These new products included:

•	Three varieties of Skoal Long Cut
•	Three varieties of Skoal Pouches
•	Skoal Bandits (new and improved)*
•	Copenhagen Long Cut Straight*
•	Two varieties of Red Seal Long Cut
•	Two varieties of Husky Fine Cut
•	Various varieties of Husky Long Cut

*	Product introduced during 2006.
In connection with the Company’s objective to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adult consumers, primarily smokers, the Company’s premium pouch products have demonstrated continued growth. Net unit volume for the aforementioned Skoal Pouches, combined with Copenhagen Pouches, increased 28 percent in 2006, compared to 2005, and increased 32.4 percent in the fourth quarter of 2006, as compared to the corresponding prior year period. In order to build upon this pouch strategy, the Company introduced new and improved Skoal Bandits moist smokeless tobacco pouches in the third quarter of 2006. New and improved Skoal Bandits provide a compact pouch, which is designed to be more comfortable in the mouth than original Skoal Bandits and easier to use by adult consumers. The combined portion pack business, which includes Copenhagen and Skoal Pouches, as well as Skoal Bandits, increased 20.6 percent and 20.7 percent in 2006 and the fourth quarter, respectively, as compared to the corresponding prior year periods. In 2006, portion packs represented 8.5 percent of the Company’s premium net unit volume.
The Company began test marketing a new product, Skoal Dry, in two markets in July 2006. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product, also aimed at converting adult smokers, is designed to be spit-free.
The following provides information from the Company’s Retail Account Data Share & Volume Tracking System (RAD-SVT), as provided by Management Science Associates, Inc., which measures shipments from wholesale to retail. This information, for the 26-week period ending December 23, 2006, reflects a significant trend improvement, as compared to the RAD-SVT data presented in the “2005 compared with 2004” section contained herein. The Company believes that this improvement reflects the impact of the full implementation of its premium brand loyalty initiative during 2006.

			Percentage Point
	Can-Volume %		Increase/(Decrease)
	Change from Prior	%	from Prior Year
	Year Period	Share	Period

Total Category Data:

Total Moist Smokeless Category	8.1%	N/A	N/A

Total Premium Segment	1.7%	56.9%*	(3.6)

Total Value Segments	17.9%	43.0%*	3.6

Company Data:

Total Moist Smokeless Category	3.1%	61.2%	(3.0)

Total Premium Segment	2.3%	90.5%	0.5

Total Value Segments	7.5%	22.6%	(2.2)

*	Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.
When applying retail pricing data from ACNielsen to the 26-week period’s RAD-SVT shipment data, moist smokeless tobacco category revenues grew 5.6 percent in 2006 over the comparable 2005 period. The Company’s revenue share over that same period was 73.9 percent, down 2.1 percentage points from the corresponding 2005 period. Moist smokeless tobacco category revenue growth was below unit volume growth primarily due to the Company’s implementation of its price-focused premium brand loyalty initiative and the faster growth of the price-value segment.
As disclosed in the Company’s 2005 Form 10-K, the aforementioned premium brand loyalty initiative is being executed on a state-by-state basis, with varying levels of spending based upon a state’s designation as a focus, emerging concern or premium growth state. During the planning period, focus states were characterized by relatively low per capita income and higher price-value consumption and represented the majority of the Company’s premium unit volume losses in 2005. Emerging concern states were defined as those in which the Company’s premium unit volume declines were more moderate, and premium growth states were those in which the Company’s premium unit volumes were increasing.
As discussed in the Company’s Form 10-Q for the quarterly period ended March 31, 2006, there was a shift among certain states originally identified as emerging concern states, as the underlying premium net unit volume results subsequent to the planning stages deteriorated causing some states originally identified as emerging concern states to shift to focus states. As a result, the Company made what it believes were appropriate adjustments to its plans, including increased spending, reallocations of spending and changes in pricing incentives.
The Company believes that due to these subsequent plan adjustments, a useful measurement of the Company’s premium brand loyalty initiative is the number of states for which premium net unit volume is growing. According to RAD-SVT data utilized during the planning stages, premium net unit volume was growing in 20 states, representing approximately 25 percent of the Company’s overall premium net unit volume. During the most recent 26-week period ended December 23, 2006, these statistics improved to 35 states for which premium net unit volume was growing, representing approximately 73.4 percent of the Company’s overall premium net unit volume.
RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco trends from wholesale to retail and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports net shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as differences as a result of new product introductions and promotions, affect comparisons of the Company’s actual results to those from RAD-SVT. The Company believes the difference in trend between RAD-SVT and its own net shipments is due to such factors. Furthermore, Management Science Associates, Inc. periodically reviews and adjusts RAD-SVT information, in

Management’s Discussion and Analysis (Continued)
order to improve the overall accuracy of the information for comparative and analytical purposes, by incorporating refinements to the extrapolation methodology used to project data from a statistically representative sample. Adjustments are typically made for static store counts and new reporting customers.
The Company is currently in the process of reviewing preliminary 2006 and 2005 RAD-SVT adjustments provided by Management Science Associates, Inc. While these adjustments are not expected to be material to the Company’s outlook, some revisions to previously reported RAD-SVT results are expected and will be provided when the Company reports its first quarter 2007 results.
Cost of Products Sold
Cost of products sold decreased 2.2 percent in 2006, compared to 2005, as the impact of lower unit costs was partially offset by overall increased net unit volume for moist smokeless tobacco products. In addition, the cost of products sold comparison was favorably impacted by impairment charges, recorded in 2005, related to certain manufacturing equipment, lower charges recorded in connection with the tobacco quota buyout legislation, and lower charges for inventory obsolescence. The decreased moist smokeless tobacco unit costs were primarily due to lower leaf tobacco and other costs, partially offset by higher labor and overhead.
Gross Margin

	Year Ended		Increase/
	December 31,		(Decrease)

	2006	2005	Amount	%

Gross Margin	$1,256,156	$1,289,212	$(33,056)	(2.6)

Gross Margin as a % of Net Sales	82.5%	82.6%
Gross margin decreased 2.6 percent in 2006 compared to 2005, primarily as a result of the aforementioned decrease in net sales, partially offset by lower costs of products sold. The gross margin, as a percentage of net sales, was relatively flat year-over-year, as the aforementioned decrease in net sales was largely offset by the positive impact of the lower costs of products sold.
SA&A Expenses
SA&A expenses increased 1.1 percent in 2006 to $429.5 million, compared to $425 million in 2005, reflecting the following:

•	Higher expenses related to direct marketing, print advertising and one-on-one marketing efforts, the majority of which related to the Company’s category growth and premium brand loyalty initiatives;
•	Increased spending on market research to support premium brand loyalty initiatives and product innovation;
•	Higher legal and government relations expenses, as well as increased other professional fees;
•	Higher share-based compensation expense;
•	Costs incurred in connection with efforts to defeat ballot initiatives, primarily a November 2006 ballot initiative in California;
•	Absence of the recovery of amounts due in connection with a bankrupt smokeless tobacco customer, which had a favorable impact in 2005; and,
•	Absence of the gain recognized in 2005 from the sale of the Company’s corporate aircraft.
These increases were significantly offset by:

•	Lower salaries and related costs associated with certain positions eliminated in the restructuring under Project Momentum;
•	Lower costs associated with retail shelving systems used to promote the moist smokeless tobacco category’s products, as the prior year included charges related to a physical inventory of previously installed units;
•	Funds received with respect to litigation relating to the proper other tobacco products excise tax base;
•	Lower costs related to trade promotional materials and point-of-sale advertising;

•	The absence of $3.3 million in impairment charges recorded in 2005 for goodwill and intangible assets at F.W. Rickard Seeds, Inc.; and,
•	The absence of certain tobacco settlement-related charges recognized in 2005.
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the years ended December 31, 2006 and 2005, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $14.3 million and $13.9 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.
Antitrust Litigation
Results for the Smokeless Tobacco Segment in 2006 were favorably impacted by the absence of $11.8 million in charges related to the 2005 resolution of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously recorded. This favorable variance was partially offset by a $2 million pre-tax charge recognized in 2006, reflecting a change in the estimated redemption rate and an administrative fee adjustment for coupons in connection with the resolution of certain states’ indirect purchaser antitrust actions (see Part II, Item 8, “Notes to Consolidated Financial Statements — Note 21, Contingencies,” for additional details).
Restructuring Charges
Smokeless Tobacco segment results for 2006 reflect $19.5 million of the restructuring charges discussed in the “Consolidated Results” section above.
2005 compared with 2004

	Year Ended December 31,		Increase/(Decrease)

	2005	2004	Amount	%

Net sales	$1,561,667	$1,575,254	$(13,587)	(0.9)

Antitrust litigation	11,762	(582)	12,344	—

Operating profit	852,478	897,991	(45,513)	(5.1)
Net Sales
Net sales for the Smokeless Tobacco segment decreased in 2005, as compared to 2004, mainly due to lower net unit volume for moist smokeless tobacco products, including an unfavorable shift in product mix, partially offset by higher selling prices, lower cash discounts and lower sales incentive spending. The decrease in sales incentive spending in 2005 reflected:

•	Decreases in traditional trade discounting initiatives, primarily retail buydowns; and,
•	Lower costs associated with the Company’s former performance-based customer incentive plan, the STEPS Rewards program, resulting from the decrease in net unit volume.
These decreases were partially offset by:

•	Higher expenses related to coupons.
Overall, net unit volume for moist smokeless tobacco products decreased 2.5 percent in 2005 to 625.4 million cans as compared to 641.3 million cans in 2004, while net unit volume decreased 3.3 percent to 153.5 million cans in the fourth quarter of 2005. Sales of dry snuff products and tobacco seeds each accounted for less than one percent of 2005 segment net sales.

Management’s Discussion and Analysis (Continued)
MSTP Unit Volume

	Year Ended
	December 31,		Increase/(Decrease)

	2005	2004	Amount	%

Net Unit Volume (millions of cans):

Premium	541.0	570.2	(29.2)	(5.1)

Price-Value	84.4	71.2	13.2	18.5

Total	625.4	641.4	(16.0)	(2.5)

Percentage of Total Moist Smokeless Tobacco Products Net Unit Volume by Category Segment

2005	2004
Overall, net unit volume for premium products declined in 2005, as compared to 2004, due to the following:

•	Unfavorable impact of widening price gaps at retail between premium and price-value products;
•	The negative impact of higher gasoline prices in 2005, compared to 2004, on adult consumers’ disposable income, which served to magnify the effects of the price gap at retail;
•	Wholesale and retail customers increasing inventories in the fourth quarter of 2004 in advance of the January 1, 2005 price increase for premium products, with an estimated impact of approximately 3.7 million cans; and,
•	A decline in premium pre-pack promotional net unit volume.
Partially offset by:

•	An increase in net unit volume for value packs.
Net unit volume for price-value products increased in 2005 primarily as a result of the continued expansion of the Company’s sub-price-value product, Husky, which included increased straight stock and pre-pack promotional net unit volume.
The following provides information from RAD-SVT, for the 26-week period ended December 24, 2005:

			Percentage Point
	Can-Volume % Change	%	Increase/(Decrease)
	from Prior Year Period	Share	from Prior Year Period

Total Category Data:

Total Moist Smokeless Category	4.4%	N/A	N/A

Total Premium Segment	(6.2)%	60.4%*	(6.9)

Total Value Segments	26.6%	39.4%*	6.9

Company Data:

Total Moist Smokeless Category	(2.4)%	64.2%	(4.5)

Total Premium Segment	(5.7)%	90.0%	0.4

Total Value Segments	21.9%	24.8%	(0.9)

*	Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.

When applying retail pricing data from ACNielsen to the 26-week period’s RAD-SVT shipment data, the moist smokeless tobacco category revenues grew 3.5 percent in 2005 over the comparable 2004 period. The Company’s revenue share over that same period was 76.1 percent, down 1.9 percentage points from the corresponding 2004 period.
Cost of Products Sold
Cost of products sold increased 5.6 percent in 2005, primarily as a result of higher unit costs, impairment charges related to certain manufacturing equipment and $3.2 million in incremental charges recorded in connection with the tobacco quota buyout legislation enacted late in 2004. Cost of products sold in 2005 was favorably affected by lower comparative inventory write-downs at F.W. Rickard Seeds, Inc. The increased moist smokeless tobacco unit costs were primarily the result of higher costs for certain packaging and production materials, and higher salaries and related costs for direct labor and overhead.
Gross Margin

	Year Ended December 31,		Increase/(Decrease)

	2005	2004	Amount	%

Gross Margin	$1,289,212	$1,317,365	$(28,153)	(2.1)

Gross Margin as a % of Net Sales	82.6%	83.6%
Gross margin decreased 2.1 percent in 2005 compared to 2004, primarily as a result of the decrease in net sales, as previously described, as well as by the aforementioned cost of products sold variance. The gross margin, as a percentage of net sales, also declined as a result of these factors.
SA&A Expenses
SA&A expenses increased 1.2 percent in 2005 to $425 million, compared to $420 million in 2004, reflecting the following:

•	Higher costs related to retail shelving systems, which included charges resulting from a physical inventory of previously installed units;
•	Higher salaries and related costs incurred in support of the Company’s moist smokeless tobacco category growth initiatives;
•	Increased administrative and other expenses, including higher legal-related spending and compensation costs; and,
•	A $3.3 million impairment charge recorded for goodwill and intangible assets at F.W. Rickard Seeds, Inc.
These increases were partially offset by:

•	Lower costs for print advertising, sponsorships, and trade promotional materials;
•	A gain recognized from the sale of the Company’s corporate aircraft; and,
•	The recovery of amounts due in connection with a bankrupt smokeless tobacco customer.
For the years ended December 31, 2005 and 2004, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $13.9 million and $9.5 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products.
Antitrust Litigation
Results for the Smokeless Tobacco segment included a net pre-tax charge of $11.8 million recorded in connection with the settlement of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously reserved (see Part II, Item 8, “Notes to Consolidated Financial Statements — Note 21, Contingencies,” for additional details).

Management’s Discussion and Analysis (Continued)
WINE SEGMENT
2006 compared with 2005

	Year Ended
	December 31,		Increase/(Decrease)

	2006	2005	Amount	%

Net sales	$282,403	$248,342	$34,061	13.7

Restructuring charges	322	—	322	—

Operating profit	44,080	37,764	6,316	16.7
Net Sales
The Wine segment reported record net sales for the year ended December 31, 2006, driven by an 11.4 percent increase in premium case volume, as compared to 2005. The increase in case volume was attributable to the following factors:

•	Favorable third party acclaim and product ratings, reflecting some of the highest scores ever received by the Company, including 50 wines scoring ratings of 90 or higher and two wines on the Wine Spectator Top 100 Wines of 2006;
•	The broadening of the distribution of the Company’s wines as a direct result of the Company’s continued efforts to increase distribution through the expansion of its sales force;
•	The addition of the Antinori and Erath brands in 2006, which the Company began selling in the third quarter of 2006; and,
•	New product introductions, which included expansion of Chateau Ste. Michelle’s Indian Wells product category, the addition of Orphelin, which is a blended red wine from Chateau Ste. Michelle, and the introduction of Columbia Crest 1.5 liter varietals.
Case Volume
Percentage of Total Case Volume by Brand

2006	2005
Chateau Ste. Michelle and Columbia Crest, the Company’s two leading wine brands, accounted for 72.5 percent of total premium case volume in 2006. Case volume for Chateau Ste. Michelle was strong throughout 2006, with increases of 10.6 percent and 13.2 percent for the fourth quarter and full year 2006, respectively, as compared to the corresponding 2005 periods, with the increases primarily due to higher case volume for white wine varietals, as well as the recently introduced Indian Wells products. Case volume for Columbia Crest accelerated in the fourth quarter of 2006, with an increase of 18.8 percent over the fourth quarter of 2005, resulting in full year case growth of 2.9 percent as compared to 2005, primarily due to increased case volume for the red varietals of the Two Vines products and Grand Estates Cabernet. Overall case volume for Grand Estates Merlot was lower than the prior year as 2005 reflected strong case volume that resulted from favorable acclaim, which was not repeated in 2006 for the 2002 vintage. However, case volume for Grand Estates Merlot improved in the second half of 2006 primarily due to the introduction of the 2003 vintage, which has also received favorable acclaim. Case volume increased in 2006 despite being negatively impacted by a reduction in orders by a significant indirect customer for both Chateau Ste. Michelle and Columbia Crest. Case volume for 2006 was also favorably impacted by the addition of the Antinori and Erath brands, which the Company began selling in the third quarter of 2006, with volume from these brands accounting for approximately 3.8 percentage points of the overall 11.4 percent case volume increase. Case volume for Domaine Ste. Michelle, as well as 14 Hands and Red Diamond, two of the Company’s newer labels, also contributed to the increase in case volume for 2006.
Cost of Products Sold
Segment cost of products sold in 2006 increased 17.5 percent from 2005, which was primarily attributable to the costs associated with Antinori products in connection with the aforementioned distribution agreement, as well as overall increased case volume and the impact of higher costs per case.
Gross Margin

	Year Ended
	December 31,		Increase/(Decrease)

	2006	2005	Amount	%

Gross Margin	$99,418	$92,618	$6,800	7.3

Gross Margin as a % of Net Sales	35.2%	37.3%
The increase in gross margin, as compared to 2005, was due to the increase in net sales, partially offset by the increased cost per case in 2006. The decrease in gross margin, as a percentage of net sales, was mainly due to the increased case costs and an unfavorable shift in case mix toward lower priced varietals. In addition, the decline in the gross margin percentage for 2006 was partially attributable to case sales associated with the distribution of Antinori brands, which generate a lower gross margin than varietals produced by the Company.
SA&A Expenses
SA&A expenses of $55 million in 2006 were relatively level with 2005, reflecting the following:

•	Higher salaries and related costs, due to the continued sales force expansion associated with broadening distribution of the Company’s wines throughout the domestic market;
•	Increased direct and indirect selling and advertising expenses related to costs for marketing and point-of-sale advertising for the Chateau Ste. Michelle, Columbia Crest and Red Diamond brands; and,
•	Higher administrative spending, primarily professional fees and share-based compensation expense.
These increases were mainly offset by:

•	The positive impact of income from the Company’s Col Solare joint venture;
•	The favorable impact of a cooperative arrangement for advertising and promotional expenses related to the Company’s distribution of Antinori wines; and,
•	A $2.5 million pre-tax gain recognized in the first quarter of 2006 in connection with the sale of winery property located in California.
2005 compared with 2004

	Year Ended
	December 31,		Increase/(Decrease)

	2005	2004	Amount	%

Net sales	$248,342	$226,650	$21,692	9.6

Operating profit	37,764	32,382	5,382	16.6
Net Sales
The net sales increase for the Wine segment in 2005, as compared to 2004, was primarily the result of an 8.8 percent increase in premium case volume as a result of the Company continuing its efforts to increase distribution through expansion of its sales force. Net sales in 2005 were also favorably impacted by a shift in total case sales toward higher priced varietals. This increase was partially offset by higher sales incentives.

Management’s Discussion and Analysis (Continued)
Case Volume
Percentage of Total Case Volume by Brand

2005	2004
The Company’s two leading brands accounted for 75.3 percent of total premium case volume in 2005. Sales in 2005 were positively impacted as a result of continued media acclaim and editorial coverage for Ste. Michelle Wine Estates, including the “2005 American Winery of the Year” award from both Restaurant Wine magazine and Wine & Spirits magazine. The increase in net sales in 2005 was also partially attributable to the success of Red Diamond, Distant Bay and 14 Hands, along with certain product line extensions.
Cost of Products Sold
Segment cost of products sold in 2005 increased 10.6 percent from 2004, primarily as a result of increased case volume and a higher cost per case.
Gross Margin

	Year Ended
	December 31,		Increase/(Decrease)

	2005	2004	Amount	%

Gross Margin	$92,618	$85,913	$6,705	7.8

Gross Margin as a % of Net Sales	37.3%	37.9%
The increase in gross margin in 2005, as compared to 2004, was due to the increase in net sales, partially offset by the increased cost per case. The decrease in gross margin, as a percentage of net sales, was primarily a result of increased case costs and higher sales incentives for Chateau Ste. Michelle and Columbia Crest products, partially offset by the shift towards higher priced varietals.
SA&A Expenses
SA&A expenses increased 2.5 percent to $54.9 million in 2005, reflecting the following:

•	Higher salaries and related costs, due to the continued sales force expansion associated with broadening distribution of the Company’s wines throughout the domestic market.
Partially offset by:

•	Lower advertising costs, predominately print advertising costs; and
•	Slightly lower administrative and other spending.

ALL OTHER OPERATIONS
2006 compared with 2005

	Year Ended		Increase/
	December 31,		(Decrease)

	2006	2005	Amount	%

Net sales	$45,822	$41,876	$3,946	9.4

Restructuring charges	151	—	151	—

Operating profit	15,952	14,338	1,614	11.3
Net sales and operating profit for All Other Operations increased in 2006, as compared to 2005, primarily due to higher unit volume for moist smokeless tobacco products sold by the Company’s international operations in Canada, partially offset by the impact of a decline in unit volume for moist smokeless tobacco products in the Company’s other international markets. In addition, the increase for both measures also included the impact of favorable foreign exchange rates. Gross margin, as a percentage of net sales, decreased slightly in 2006 to 63.8 percent, from 64.3 percent in 2005, primarily due to increased unit costs.
2005 compared with 2004

	Year Ended		Increase/
	December 31,		(Decrease)

	2005	2004	Amount	%

Net sales	$41,876	$36,334	$5,542	15.3

Operating profit	14,338	10,266	4,072	39.7
Net sales and operating profit for All Other Operations increased in 2005, as compared to 2004, primarily due to higher unit volume for moist smokeless tobacco products sold by the Company’s international operations, mainly in Canada. In addition, the increase for both measures also included the impact of favorable foreign exchange rates. Gross margin, as a percentage of net sales, increased in 2005 to 64.3 percent, from 61.4 percent in 2004, as an increase in cost of products sold, due to the higher unit volume, was more than offset by the impact of the favorable foreign exchange rate on net sales.
UNALLOCATED CORPORATE
2006 compared with 2005
Administrative Expenses
Unallocated corporate administrative expenses increased 7.5 percent in 2006, as compared to 2005, primarily due to costs associated with an executive retention agreement related to the Company’s succession planning process and higher share-based compensation expense. The increase in share-based compensation expense was partially due to the acceleration of expense recognition upon the retirement of certain individuals during 2006. These increases were partially offset by lower legal and other professional fees in 2006.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to $2 million in 2006. The unallocated restructuring charges consisted of one-time termination benefit charges, as well as other professional fees directly related to the implementation of Project Momentum.
Interest Expense
Net interest expense decreased $8.8 million, or 17.4 percent, in 2006, as compared to the prior year, primarily as a result of lower levels of debt outstanding during 2006 due to the $300 million repayment of senior notes which matured in March 2005. The decrease in net interest expense was also attributable to higher income

Management’s Discussion and Analysis (Continued)
from cash equivalent and short-term investments due to higher interest rates, partially offset by lower average levels of investments.
Income Tax Expense
The Company recorded income tax expense on earnings from continuing operations of $291.1 million in 2006 compared to $293.3 million in 2005. Income tax expense in both 2006 and 2005 reflect the favorable impact of the net reversal of income tax accruals of $4.7 million and $18 million, net of federal income tax benefit, respectively. The reversal of income tax accruals resulted from changes in facts and circumstances, including the settlement of various income tax audits by the Internal Revenue Service (“IRS”) and other taxing authorities and lapses of statutes of limitation. The Company’s effective tax rate was 36.7 percent in 2006, compared to 35.4 percent in 2005. The increase in the effective tax rate was primarily as a result of the aforementioned reversal of accruals recognized in the prior year period.
2005 compared with 2004
Administrative Expenses
Unallocated corporate administrative expenses decreased 5.9 percent in 2005, as compared to 2004, primarily due to lower costs associated with employee bonuses and lower debt-related costs, partially offset by higher compensation costs for non-employee directors and other administrative costs.
Interest Expense
Net interest expense decreased $24.4 million or 32.6 percent in 2005, as compared to 2004, primarily as a result of lower levels of debt outstanding due to the aforementioned $300 million repayment of senior notes which matured in March 2005. The net decrease in 2005 was also the result of higher interest income earned from cash equivalent and short-term investments due to higher interest rates, partially offset by lower average levels of investments.
Income Tax Expense
The Company recorded income tax expense on earnings from continuing operations of $293.3 million in 2005 compared to $299.5 million in 2004. Results in 2005 and 2004 included reversals of income tax accruals of $18 million and $20 million, net of federal income tax benefit, respectively. The reversal of income tax accruals resulted from changes in facts and circumstances, including the settlement of various income tax audits by the IRS and other taxing authorities and lapses of statutes of limitation. The Company’s effective tax rate decreased slightly to 35.4 percent in 2005 from 35.8 percent in 2004. The effective tax rate for both years was favorably impacted by the $8 million tax benefit from the deduction available for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004.
OUTLOOK
SMOKELESS TOBACCO SEGMENT
Category Growth
The Company remains committed to its category growth initiatives, which continue to be successful, demonstrated by a strong growth rate in 2006, according to RAD-SVT data. According to recent data from ACNielsen, moist smokeless tobacco is one of the fastest growing consumer package goods categories at retail. In addition, consumer research indicates in 2006, the number of new adult consumers entering the moist smokeless tobacco category continued to increase, bringing the total adult consumer base to over 6 million from 4.7 million in 2001, a majority of which entered in the premium segment. In light of the success of the Company’s category growth initiatives achieved to date, as well as the favorable impact to the category from the Company’s premium brand loyalty initiative (discussed further below), going forward the Company expects that these initiatives will continue to expand the adult consumer base and attract new adult consumers, primarily smokers, to the category and to premium brands. The Company will continue to utilize its direct mail marketing program to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to adult smokers, as well as product innovation, which the Company believes have both contributed to category growth in the last few years. The Company expects category growth in the range of 5 percent to 6 percent in 2007.
Premium Brand Loyalty
The Company intends to expand upon its premium brand loyalty initiative during 2007, with a focus on growth of underlying premium net unit volume. The Company expects to benefit from the presence of an extra billing day in the fourth quarter of 2007. Excluding the impact of the extra billing day, premium net unit volume is anticipated to grow by approximately 1 percent for the year. Based on the success of the initiative in 2006, which resulted in premium volume stabilization, the Company plans to spend an additional $31 million in 2007, above the amount spent in 2006.
State Excise Taxes
The Company intends to continue its efforts to promote tax equity in the forty states that currently impose excise taxes on smokeless tobacco products expressed as a percentage of the wholesale price (“ad valorem”) rather than on the basis of weight. As a result of these efforts, three additional states recently converted to a tax based on weight, bringing the total number of tax equity states to 10, along with the federal government. In addition, the State of Washington Department of Revenue intends to work towards the enactment of a weight-based tax to avoid the risk of litigation inherent in the current ad valorem system. The Company believes that ad valorem excise taxes on smokeless tobacco products artificially drive consumer behavior and create market distortions by providing a tax preference for lower priced products. Weight-based excise taxes or specific taxes on smokeless tobacco products would, in the Company’s opinion, allow products to compete fairly in the marketplace on the basis of price and product attributes, not the relative tax burden. The Company believes its support of weight-based state excise taxes on smokeless tobacco products is in the best interest of the Company, its wholesaler customers, adult consumers of the Company’s moist smokeless tobacco products and the state governments.
Cost Savings
With the category growth and premium brand loyalty initiatives providing the desired results during 2006, the Company increased its focus on identifying opportunities for operational efficiencies and cost savings, the result of which was the Company’s previously discussed cost-reduction initiative, Project Momentum. The Company realized approximately $15 million in savings related to Project Momentum during 2006. The overall savings achieved from the implementation of Project Momentum, which are targeted to be at least $100 million over its first three years, are expected to create additional resources for the Company’s growth, as well as additional flexibility in the increasingly competitive smokeless tobacco category. The potential resources for growth and flexibility will be further enhanced in 2007 by the sale of the building in which the Company’s corporate headquarters are currently located. The $100 million targeted savings does not include the pre-tax gain of approximately $105 million, and net cash proceeds of approximately $85 million, expected to be realized in connection with the closing of such sale. The closing is anticipated to occur in the first quarter of 2007. The Company expects to discuss the intended use of such proceeds when it releases its results for the first quarter of 2007. Excluding the impact from the anticipated sale of the headquarters building, the Company expects to realize savings related to Project Momentum of at least $45 million in 2007, with a potential for up to an additional $20 million, which is reflected in the Company’s 2007 estimated range for diluted earnings per share.
WINE SEGMENT
The Wine segment enters 2007 coming off another year of record performance for both net sales and operating profit during 2006. The Wine segment forecasts continued strong growth for both net sales and operating profit in 2007. Favorable acclaim received for products late in 2006 are expected to benefit net sales into 2007. In addition, revenues for the Wine segment are expected to continue to be favorably impacted by

Management’s Discussion and Analysis (Continued)
the aforementioned strategic alliance with Antinori, with a more significant impact expected in the first half of 2007, since the first half of 2006 did not reflect net sales of the Antinori brands. However, due to planned reinvestment of incremental profits generated from the Antinori alliance for advertising and promotion during its first two years, the impact to Wine segment operating profit is expected to be somewhat lower. Revenues are also expected to be favorably impacted from sales of the recently acquired Erath label, primarily Pinot Noir from Oregon, which the Company began selling late in the third quarter of 2006, resulting in a favorable impact to segment net sales and operating profit in 2007.
CONSOLIDATED
The Company’s previously communicated 2007 estimate of diluted earnings per share reflected a range of $3.25 to $3.40, with a target of $3.30. This estimate excluded the impact of the sale of the building in which its corporate headquarters are currently located, as well as additional restructuring charges associated with Project Momentum, as management was not able, in good faith, to make a determination of the estimated amounts or range of amounts, to be recognized in connection with these items. On February 1, 2007, the Company entered into a definitive agreement to sell its headquarters building, for which it expects to recognize an estimated pre-tax gain of approximately $105 million, or $.41 per diluted share, upon closing in the first quarter of 2007. The impact on full-year 2007 results related to this transaction is expected to be approximately $.39 per diluted share, reflecting the impact of a short-term lease with an imputed fair market value of approximately $6.7 million. On or before the date of its first quarter 2007 earnings release, the Company will provide an update to its full-year 2007 estimate of diluted earnings per share, reflecting the impact of the headquarters sale, along with any additional restructuring charges under Project Momentum, once any related actions are finalized and committed to by the Company. Diluted earnings per share are anticipated to reflect larger percentage increases in the first and fourth quarters of 2007, as compared to the corresponding prior year periods, due to the expected gain from the sale of the Company’s headquarters building and the presence of the aforementioned extra billing day in the Smokeless Tobacco segment, respectively. Over the long-term, the Company’s goal is to provide a total shareholder return of at least 10 percent, including diluted earnings per share growth and a strong dividend yield.
LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share amounts or where otherwise noted)
SUMMARY

	2006	2005	2004

Cash and cash equivalents	$254,393	$202,025	$450,202

Short-term investments	20,000	10,000	60,000

Working capital	698,033	630,776	554,260

Total debt	840,000	840,000	1,140,000
Historically, the Company has relied upon cash flows from operations supplemented by debt issuance and credit facility borrowings, as needed, to finance its working capital requirements, the payment of dividends, stock repurchases and capital expenditures. The Company’s cash equivalent investments are generally liquid, short-term investment grade securities.
Short-term investments at December 31, 2006 and 2005 were comprised of auction-rate securities (“ARS”), which are long-term variable (floating) rate bonds that are tied to short-term interest rates. The stated maturities for these securities are generally 20 to 30 years, but their floating interest rates are reset at seven, 28 or 35-day intervals via a Dutch Auction process. It is not the Company’s intention to hold ARS until the stated maturities. Given the fact that ARS are floating rate investments, they are typically traded at par value, with interest paid at each auction.

CASH FLOWS

	Year Ended December 31,

	2006	2005	2004

Net cash provided by (used in):

Operating activities	$596,856	$560,699	$565,415

Investing activities	(55,063)	(17,005)	(118,370)

Financing activities	(489,425)	(791,871)	(429,883)

Increase (decrease) in cash and cash equivalents	$52,368	$(248,177)	$17,162

Operating Activities
In 2006, 2005 and 2004, the primary source of cash from operating activities was net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. The increase in cash provided by operating activities, as compared to 2005, was primarily due to the timing of payments related to accounts payable and accrued expenses and federal income taxes, as well as the collection of accounts receivable, partially offset by lower earnings.
The primary uses of cash in operating activities in 2006 were as follows:

•	Purchase of leaf tobacco of $68.5 million; and,
•	Grape and bulk wine purchases and grape harvest costs of $72.5 million.
The primary uses of cash in operating activities in 2005 were as follows:

•	Purchase of leaf tobacco of $76.4 million; and,
•	Grape and bulk wine purchases and grape harvest costs of $64.5 million.
The primary uses of cash in operating activities in 2004 were as follows:

•	A $200 million cash payment as part of the resolution of an antitrust action brought by a smokeless tobacco competitor;
•	Purchase of leaf tobacco of $86.7 million; and,
•	Grape and bulk wine purchases and grape harvest costs of $58.5 million.
Investing Activities
Net cash used in investing activities of $55.1 million in 2006 was higher than the net cash used in investing activities in 2005 primarily due to a net amount of $10 million used for the purchase of short-term investments in 2006, as compared to proceeds of $50 million in 2005 from the sale of certain short-term investments. The increase was also attributable to cash used for the purchase of the Erath winery and lower proceeds from dispositions of property, plant and equipment. These increases were partially offset by a lower level of expenditures related to the purchase of property, plant and equipment in 2006, as compared to 2005. The following provides details of net cash used in investing activities in 2006:

•	Purchases of property, plant and equipment of $37 million;
•	Acquisition of the Erath winery for $10.6 million;
•	Net purchases of short-term investments of $10 million; and,
•	Investment in Col Solare joint venture of $3.6 million, related to the construction of a new winery facility.
Reduced by:

•	Proceeds from the disposition of property, plant and equipment of $6.2 million.
Net cash used in investing activities of $17 million in 2005 reflected the following:

•	Purchase of property, plant and equipment of $89.9 million, including the replacement of Company aircraft.

Management’s Discussion and Analysis (Continued)
Reduced by:

•	Net proceeds of $50 million from the sale of certain short-term investments; and,
•	Proceeds from the disposition of property, plant and equipment of $22.9 million, primarily related to proceeds from the sale of the Company’s former aircraft.
Net cash used in investing activities of $118.4 million in 2004 reflected the following:

•	Purchase of property, plant and equipment of $70.3 million, including initial payment for the replacement of Company aircraft; and,
•	Net purchases of short-term investments of $55 million.
Reduced by:

•	Proceeds from the disposition of property, plant and equipment of $7 million.
Financing Activities
Net cash used in financing activities of $489.4 million in 2006 was lower than the net cash used in financing activities in 2005, mainly due to the aforementioned $300 million repayment of senior notes in 2005. The amount of dividends paid during 2006 increased $6.3 million, as compared to 2005, as the impact of a 3.6 percent dividend increase in 2006 was partially offset by a lower level of shares outstanding as a result of repurchases of common stock under the Company’s share repurchase program. The following provides details of net cash used in financing activities in 2006:

•	Cash dividends of $367.5 million paid during the year;
•	Payments for the repurchase of Company common stock of $200 million;
•	Proceeds from the issuance of stock of $68.2 million related to stock option exercise activity; and,
•	The actual tax benefit realized by the Company related to the exercise of stock options, in excess of the tax deduction that would have been recorded had the fair value method of accounting for stock options been applied to all stock option grants, amounting to $9.9 million. In accordance with SFAS No. 123(R), this amount is presented as a financing inflow, with an equal amount reported as an outflow in cash flows from operating activities.
The following provides details of net cash used in financing activities in 2005:

•	$300 million repayment of senior notes, upon maturity, in March 2005;
•	Cash dividends of $361.2 million paid during the year;
•	Payments for the repurchase of Company common stock of $200 million; and,
•	Proceeds from the issuance of stock of $69.4 million related to stock option exercise activity.
The following provides details of net cash used in financing activities in 2004:

•	Cash dividends of $344.1 million paid during the year;
•	Payments for the repurchase of Company common stock of $200 million; and,
•	Proceeds from the issuance of stock of $114.3 million related to stock option exercise activity.
SOURCES OF LIQUIDITY
Funds generated by operating activities, available cash and cash equivalents, and short-term investments continue to be the Company’s most significant sources of liquidity. The Company believes funds generated from the expected results of operations, available cash and cash equivalents, and short-term investments will be sufficient to finance strategic initiatives in 2007. In addition, the Company’s credit facility and its access to capital markets may be used to supplement these sources for additional working capital needs.
The Company’s cash requirements in 2007 and beyond will be primarily for the payment of dividends, repurchase of common stock, purchases of inventory, capital expenditures and repayment of borrowings (refer to the table under “Aggregate Contractual Obligations” for details of certain future cash requirements). The Company estimates that amounts expended in 2007 for tobacco leaf purchases for moist smokeless tobacco products will be slightly lower than amounts expended in 2006, while grape and bulk wine purchases and grape harvest costs for wine products will be greater than amounts in the corresponding 2006 period.

The Company is subject to various threatened and pending litigation and claims, as disclosed in Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 21, Contingencies.” The Company believes that the ultimate outcome of such litigation and claims will not have a material adverse effect on its consolidated results or its consolidated financial position, although if plaintiffs in these actions were to prevail, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position.
Working Capital
The Company’s working capital, which is the excess of current assets over current liabilities, increased to $698 million at December 31, 2006 as compared to $630.8 million at December 31, 2005. The working capital increase in 2006 was mainly attributable to higher levels of cash and cash equivalents, inventories and short-term investments. In addition, assets held for sale were higher as of December 31, 2006 due to the planned disposal of certain corporate assets in connection with Project Momentum, including the building in which the Company’s corporate headquarters are currently located. The ratio of current assets to current liabilities (current ratio) decreased slightly to 3.3 to 1 from 3.4 to 1, as the percentage increase in current liabilities was higher than that of current assets, mainly due to increased accounts payable and accrued expenses due to timing of payments.
Credit Facility
The Company has a $300 million three-year credit facility (the “Credit Facility”) which expires in July 2007. The Company expects to replace the Credit Facility with a similar facility on or before its expiration. The Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is .15 percent per annum. This Credit Facility was executed primarily to support commercial paper borrowings. The Company had no direct borrowings under the Credit Facility or commercial paper borrowings at December 31, 2006. For additional information see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9, Borrowing Arrangements.”
Credit Ratings

Rating Agency	Rating	Outlook

Moody’s	A3	Stable

Standard & Poor’s	A	Stable
Factors that can impact the Company’s credit ratings include changes in operating performance, the economic environment, conditions in the tobacco and alcoholic beverage industries, changes in the Company’s financial condition and changes in the Company’s business strategy. If a downgrade were to occur, it could adversely impact, among other things, the Company’s future borrowing costs and access to capital markets.
A rating only reflects the view of a rating agency and is not a recommendation to buy, sell or hold the Company’s debt. Any rating can be revised upward or downward or withdrawn at anytime by a rating agency, if the rating agency decides that the circumstances warrant the change. The rating information is being provided for informational purposes only; the Company is not incorporating any report of any rating agency in this Form 10-K.
CAPITAL EXPENDITURES
Over the last three years, capital expenditures for property, plant and equipment have averaged approximately $65.8 million per year.

Management’s Discussion and Analysis (Continued)
Major areas of capital spending from 2004 through 2006 by segment were:
Smokeless Tobacco segment:

•	Manufacturing, processing and packaging equipment;
•	Retail marketing display fixtures;
•	Computer equipment and software;
•	Building improvements and renovations; and,
•	Company aircraft.
Wine segment:

•	Wine barrels and storage tanks;
•	Wine making and processing equipment; and,
•	Facilities expansion and renovations.
2004 - 2006 Average Capital Expenditure
As of December 31, 2006, the Company’s planned capital expenditures for 2007 are expected to be approximately $82 million, for a range of projects, including manufacturing, processing and packaging equipment for the smokeless tobacco business and barrels and storage tanks for the wine business, as well as expenditures related to the relocation of the Company’s headquarters later in the year. In addition, the Company expects to receive approximately $85 million in net proceeds in the first quarter of 2007 upon the closing of the sale of the building in which the Company’s corporate headquarters are currently located.
DEBT
In July 2002, the Company issued $600 million aggregate principal amount of 6.625 percent senior notes at a price of 99.53 percent of the principal amount. The notes mature on July 15, 2012, with semiannual interest payments.
In March 2000, the Company issued $300 million aggregate principal amount of 8.8 percent fixed rate senior notes, with interest payable semiannually. As previously noted, these notes were redeemed at maturity on March 15, 2005.
In May 1999, the Company issued $240 million aggregate principal amount of senior notes, of which $200 million is 7.25 percent fixed rate debt and $40 million is floating rate debt, which bears interest at the three-month LIBOR plus 90 basis points. The Company effectively fixed the interest rate on the $40 million in long-term floating rate senior notes at 7.25 percent through the execution of an interest rate swap. These notes mature on June 1, 2009, with interest payable semiannually and quarterly on the fixed and floating rate notes, respectively.
SHARE REPURCHASES AND DIVIDENDS
In December 2004, the Company’s Board of Directors authorized a program under which the Company may repurchase up to 20 million shares of its outstanding common stock. The plan was approved to allow for the repurchase of additional shares, as the number of shares repurchased under a previous program were nearing the maximum authorized amount. The maximum allowable repurchase of 20 million shares under this previous program was reached during 2005, at which time the Company began repurchasing outstanding shares of its common stock under the December 2004 program. Through December 31, 2006, approximately 7.1 million shares have been repurchased at a cost of approximately $317 million under the December 2004 program. During each of the years 2006, 2005 and 2004, the Company spent $200 million under its share repurchase programs for the repurchase of Company common stock. The Company expects to spend $200 million again in 2007 to repurchase its common shares. Stock prices, market conditions and other factors will determine the actual number of shares repurchased.
During 2006, the Company paid quarterly cash dividends to stockholders of 57 cents per share, for an annual total of $2.28 per share, or an aggregate amount of $367.5 million. The dividend paid per share during 2006 represented an increase of 3.6 percent over the dividend paid in 2005. In December 2006, the Board of Directors increased the Company’s first quarter 2007 dividend to stockholders to 60 cents per share, with an indicated annual rate of $2.40 per share. This represents a 5.3 percent increase over the dividend paid in 2006.
During 2006, the Company returned a total of $567.5 million to stockholders through share repurchases and dividend payments. On average, over the past three years the Company has returned approximately 97 percent of cash flow from operating activities to stockholders through share repurchases and dividend payments.
AGGREGATE CONTRACTUAL OBLIGATIONS

	Payments Due by Period

		Less			More
		Than	1 to 3	3 to 5	Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations

Long-term debt	$840,000	$—	$240,000	$—	$600,000

Interest on long-term debt	282,002	57,151	105,601	79,500	39,750

Operating leases	103,634	8,612	16,933	11,469	66,620

Open purchase orders(1)	17,745	17,745	—	—	—

Unconditional purchase obligations	460,737	82,105	131,381	122,240	125,011

	$1,704,118	$165,613	$493,915	$213,209	$831,381

(1)	Amount represents contractual obligations for materials and services on order at December 31, 2006, but not yet delivered. These represent short-term obligations made in the ordinary course of business.
The above table represents the Company’s total contractual obligations as of December 31, 2006. Unconditional purchase obligations relate primarily to contractual commitments for the purchase of grapes for use in the production of wine. Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. In the table above, unconditional purchase obligations of less than one year include $15.3 million for the purchase of leaf tobacco used in the production of moist smokeless tobacco products. There are no contractual obligations to purchase leaf tobacco with terms beyond one year.
OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any off-balance sheet arrangements that are material to its results of operations or financial condition.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Estimates and Assumptions
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

Management’s Discussion and Analysis (Continued)
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
Inventory
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
Pension and Other Postretirement Benefit Plans
Amounts recognized in the financial statements for the Company’s noncontributory defined benefit pension plans are determined using actuarial valuations. Inherent in these valuations are key assumptions, including those for the expected long-term rate of return on plan assets and the discount rate used in calculating the applicable benefit obligation. The Company evaluates these assumptions on an annual basis and considers adjustments to the applicable long-term factors based upon current market conditions, including changes in interest rates, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”). The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), the provisions of which did not impact its evaluation of assumptions in accordance with SFAS No. 87. Changes in the related pension expense and benefit obligation may occur in the future as a result of changes in these assumptions. Pension expense was approximately $33.7 million, $27.6 million and $27.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. On average, over the past three years, excluding special termination charges recognized in 2006 in connection with Project Momentum, approximately 79 percent of pension expense was reflected in selling, advertising and administrative expenses, while the remainder was included in cost of products sold. The increase in pension expense for 2006 was primarily the result of $4 million in special termination benefits provided to certain individuals terminated in connection with Project Momentum, which was reflected in restructuring charges. The Company believes the long-term rate of return of 7.5 percent is reasonable based upon the plans’ asset composition and information available at the time, along with consideration of historical trends. The Company used a discount rate of 6 percent to calculate its pension liabilities at December 31, 2006. This rate approximates the rate at which current pension liabilities could effectively be settled. At December 31, 2006, actuarial losses recognized in accumulated other comprehensive income, including those associated with pension plan asset performance, were approximately $81.7 million. These losses will be amortized over the applicable remaining service period which is approximately 11 years. The Company made a discretionary contribution of $0.4 million to one of its qualified pension plans in 2006. In addition, during 2006, the Company made contributions of $6 million to its non-qualified pension plans. The Company expects to contribute $7.2 million to these non-qualified pension plans in 2007. The impact of a higher discount rate, as well as lower amortization of actuarial losses, is expected to result in lower pension expense for 2007. The following provides a sensitivity analysis, which demonstrates the effects that adverse changes in actuarial assumptions would have had on 2006 pension expense. A 50 basis point decrease in the expected long-term rate of return on plan assets would increase pension expense by approximately $1.5 million, while the same basis point decrease in the discount rate would result in an increase of approximately $4.3 million.
The Company maintains a number of other postretirement welfare benefit plans which provide certain medical and life insurance benefits to substantially all full-time employees who have completed specified age and service requirements upon retirement. Amounts recognized in the financial statements in connection with these other postretirement benefit plans are determined utilizing actuarial valuations. Expense related to these plans was approximately $9 million for each of the years ended December 31, 2006 and 2005 and $5.6 million for the year ended December 31, 2004. The key assumptions inherent in these valuations include health care cost trend rates and the discount rate used in calculating the applicable postretirement benefit obligation, each of which are evaluated by the Company on an annual basis, in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”). Future changes in the related postretirement benefit expense may be impacted by changes in these assumptions. The Company’s aforementioned adoption of SFAS No. 158 did not impact its evaluation of assumptions in accordance with SFAS No. 106. The Company used a discount rate of 6 percent to calculate its postretirement benefit obligation at December 31, 2006, which approximates the rate at which current postretirement benefit liabilities could effectively be settled. The health care cost trend increase used in calculating the postretirement benefit obligation at December 31, 2006 is assumed to be 8 percent in 2007 and is expected to decrease gradually to 4.5 percent by 2013 and remain level thereafter. The following provides a sensitivity analysis demonstrating the impact that a 100 basis point increase or decrease in the assumed health care cost trend rate would have on both the postretirement benefit obligation and the related expense. A 100 basis point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation and related expense by approximately $12.4 million and $1.8 million, respectively. A 100 basis point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation and related expense by approximately $10.9 million and $1.5 million, respectively.
Sales Returns
The Company’s primary business, which is the manufacture and sale of moist smokeless tobacco, sells products with expiration dates relative to freshness. It is the Company’s policy to accept sales returns from its customers for products that have exceeded such dates. The Company’s assumptions regarding sales return accruals are based on historical experience, current sales trends and other factors, and there has not been a significant fluctuation between assumptions and actual return activity on a historical basis. Actual sales returns represented approximately 6.3 percent, 5.6 percent and 5 percent of annual moist smokeless tobacco can gross sales for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in returned goods as a percentage of gross sales over the past three years was predominantly due to the growth of new products, including line extensions, which tend to have higher levels of returns than well-established, core brands. Higher levels of promotional activity associated with the implementation of the premium brand loyalty initiative also contributed to the increase from 2005 to 2006. Significant increases or decreases in moist smokeless tobacco can sales, promotional activities, new product introductions, product quality issues and competition could affect sales returns in the future. Accrued sales returns at December 31, 2006 and 2005 totaled $17.6 million and $16.6 million, respectively.
Contingencies
The Company is subject to various threatened and pending litigation claims and discloses those matters in which the probability of an adverse outcome is other than remote, in the notes to its consolidated financial statements. The assessment of probability with regards to the outcome of litigation matters is made with the consultation of external counsel. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could ultimately be decided against the Company. An unfavorable outcome of such actions could have a material adverse effect on the Company’s results of operations, cash flows or financial position. See Part II, Item 8, “Notes to the Consolidated Financial Statements — Note 21, Contingencies,” for disclosure of the Company’s assessment related to pending litigation matters.

Management’s Discussion and Analysis (Continued)
Income Taxes
The Company’s income tax provision takes into consideration pretax income, statutory tax rates and the Company’s tax profile in the various jurisdictions in which it operates. The tax bases of the Company’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining the Company’s effective tax rate and in evaluating its tax positions. Notwithstanding the fact that all of the Company’s tax filing positions are supported by the requisite tax and legal authority, accruals are established in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”), when the Company believes that these positions are likely to be subject to challenge by a tax authority. The Internal Revenue Service and other tax authorities audit the Company’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which the Company has established an accrual is audited and ultimately resolved. While it is often difficult to predict the timing of tax audits and their final outcome, the Company believes that its accruals reflect the probable outcome of known tax contingencies. However, the final resolution of any such tax audits could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a significant impact on the results of operations in any given period. The Company continually and regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. In that regard, FIN 48 amends SFAS No. 5 to eliminate its applicability to income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the interpretation will have a material impact on its results from operations or financial position.
NEW ACCOUNTING STANDARDS
The Company reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Form 10-K, there were no new accounting standards issued that were projected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Refer to Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2, Recent Accounting Pronouncements,” for further information regarding new accounting standards.
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

Any one, or a combination, of these factors could materially affect the results of the Company’s operations. These risks and uncertainties include uncertainties associated with:

•	The risk factors described under Part I, Item 1A, “Risk Factors,” of this Form 10-K;
•	Ongoing and future litigation relating to product liability, antitrust and other matters and legal and other regulatory initiatives;
•	Federal and state legislation, including actual and potential excise tax increases, and marketing restrictions relating to matters such as warning notices, ingredients and constituent disclosure requirements, flavorings, advertising and promotion, adult sampling and minimum age of purchase;
•	Competition from other companies, including any new entrants into the marketplace;
•	Wholesaler ordering patterns;
•	Consumer preferences, including those relating to premium and price-value brands and receptiveness to new product introductions and marketing and other promotional programs;
•	The cost of tobacco leaf and other raw materials;
•	Global supply of grapes;
•	Conditions in capital markets; and,
•	Other factors described in the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to the SEC.
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
Item 7A — Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In the normal course of business, the Company is exposed to market risk, primarily in the form of interest rate risk. The Company routinely monitors this risk, and has instituted policies and procedures to minimize the adverse effects of changes in interest rates on its net earnings and cash flows. To manage borrowing costs, the Company uses a combination of fixed rate and floating rate debt, as well as derivative instruments, primarily interest rate swaps and treasury locks. All derivative contracts are for non-trading purposes, and are entered into with major reputable financial institutions with investment grade credit ratings, thereby minimizing counterparty risk.
At December 31, 2006 and 2005, the Company had $800 million in fixed rate senior notes and $40 million in floating rate senior notes outstanding. The fixed rate senior notes outstanding at December 31, 2006 and 2005 were comprised of long-term notes of $600 million and $200 million bearing interest rates of 6.625 percent and 7.25 percent, respectively. In order to hedge the interest rate risk on the $40 million floating rate senior notes, the Company entered into an interest rate swap to pay a fixed rate of interest (7.25 percent) and receive a floating rate of interest on the notional amount of $40 million. This swap fixes the interest rate on the $40 million in long-term floating rate senior notes at 7.25 percent. The fair value of the interest rate swap at December 31, 2006 was a net liability of $1.1 million, based on a dealer quote, and considering current market rates. The Company has completed a sensitivity analysis of interest rate risk and the effects of hypothetical sudden changes in the applicable market conditions on this fair value, based upon 2006 year-end positions. Computations of the potential effects of the hypothetical market changes are based upon various assumptions, involving interest rate changes, keeping all other variables constant. Based upon an immediate 100 basis point increase in the applicable interest rate at December 31, 2006, the fair value of the interest rate swap would increase by approximately $0.9 million to a net liability of $0.2 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the swap by $0.9 million to a net liability of $2 million.
The fair value of the Company’s fixed rate senior notes at December 31, 2006 was $841.4 million, reflecting the application of current interest rates offered for debt with similar terms and maturities. This fair value is subject to fluctuations resulting from changes in the applicable market interest rates. As an indication of these notes’ sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the

Management’s Discussion and Analysis (Continued)
applicable interest rates at December 31, 2006, the fair value of the Company’s fixed rate senior notes would decrease by approximately $33 million. Conversely, a 100 basis point decrease in that rate would increase the fair value of these notes by $34.8 million.
During 2006, the Company entered into a forward starting interest rate swap to hedge against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The Company expects that the forward starting swap will be perfectly effective in offsetting the variability in the forecasted interest rate payments, as, at inception, the critical terms of the forward starting swap exactly match the critical terms of the expected debt issuance. This forward starting swap has the effect of fixing the interest rate on an anticipated $100 million debt issuance in 2009. The fair value of the forward starting interest rate swap at December 31, 2006 was a net liability of $3.1 million, based on a dealer quote, and considering current market rates. As an indication of the forward starting swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at December 31, 2006, the fair value of the forward starting swap would increase by approximately $6.5 million to a net asset of $3.4 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of these notes by $7.5 million to a net liability of $10.6 million.
Taking into account the Company’s floating rate senior notes payable and interest rate swap outstanding at December 31, 2006, each 100 basis point increase or decrease in the applicable market rates of interest, with all other variables held constant, would not have any effect on interest expense. This is due to the full correlation of the terms of the notes with those of the swap, which results in interest rates on all debt outstanding being fixed at December 31, 2006.
These hypothetical changes and assumptions may be different from what actually takes place in the future, and the computations do not take into account management’s possible actions if such changes actually occurred over time. Considering these limitations, actual effects on future earnings could differ from those calculated above.
Foreign Currency Risk
The Company occasionally enters into foreign currency forward contracts, designated as cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with forecasted transactions to purchase oak barrels for its wine operations and firm commitments to purchase certain equipment for its tobacco operations. There were no foreign currency forward contracts outstanding at December 31, 2006.
Concentration of Credit Risk
The Company routinely invests portions of its cash in short-term instruments deemed to be cash equivalents. It is the Company’s policy to ensure that these instruments are comprised of only investment grade securities (as determined by a third-party rating agency) which mature in three months or less. These factors, along with continual monitoring of the credit status of the issuer companies and securities, reduce the Company’s exposure to investment risk associated with these securities. At December 31, 2006, the Company had approximately $249.8 million invested in these instruments.
Short-term investments at December 31, 2006 of $20 million were comprised of auction rate securities (“ARS”), which are long-term variable (floating) rate bonds that are tied to short-term interest rates. The stated maturities for these securities are generally 20 to 30 years, but their floating interest rates are reset at seven, 28 or 35-day intervals via a Dutch Auction process. Given the fact that ARS are floating rate investments, they are typically traded at par value, with interest paid at each auction.
Commodity Price Risk
The Company has entered into unconditional purchase obligations in the form of contractual commitments to purchase leaf tobacco for use in manufacturing smokeless tobacco products and grapes and bulk wine for use in producing wine. See “Aggregate Contractual Obligations” in Item 7 for additional details.

Item 8 — Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of UST Inc.:
We have audited the accompanying consolidated statement of financial position of UST Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed on Schedule II in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UST Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Also, as discussed in Note 14 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UST Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

Stamford, Connecticut
February 22, 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of UST Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that UST Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UST Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that UST Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, UST Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of UST Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006 of UST Inc. and our report dated February 22, 2007 expressed an unqualified opinion thereon.

Stamford, Connecticut
February 22, 2007

UST INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31

	2006	2005	2004

Net sales	$1,850,911	$1,851,885	$1,838,238

Costs and expenses:

Cost of products sold	412,971	392,670	363,357

Excise taxes	53,117	50,461	49,284

Selling, advertising and administrative	525,990	518,797	513,570

Restructuring charges	21,997	—	—

Antitrust litigation	2,025	11,762	(582)

Total costs and expenses	1,016,100	973,690	925,629

Operating income	834,811	878,195	912,609

Interest, net	41,785	50,578	75,019

Earnings from continuing operations before income taxes	793,026	827,617	837,590

Income tax expense	291,060	293,349	299,538

Earnings from continuing operations	501,966	534,268	538,052

Income (loss) from discontinued operations, including income tax effect	3,890	—	(7,215)

Net earnings	$505,856	$534,268	$530,837

Net earnings per basic share:

Earnings from continuing operations	$3.13	$3.26	$3.26

Income (loss) from discontinued operations	0.02	—	(0.05)

Net earnings per basic share:	$3.15	$3.26	$3.21

Net earnings per diluted share:

Earnings from continuing operations	$3.10	$3.23	$3.23

Income (loss) from discontinued operations	0.02	—	(0.04)

Net earnings per diluted share:	$3.12	$3.23	$3.19

Dividends per share	$2.28	$2.20	$2.08

Average number of shares:

Basic	160,772	163,949	165,164

Diluted	162,280	165,497	166,622

The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(In thousands)

	December 31

	2006	2005

Assets:

Current assets:

Cash and cash equivalents	$254,393	$202,025

Short-term investments	20,000	10,000

Accounts receivable	52,501	54,186

Inventories	601,258	583,407

Deferred income taxes	11,370	11,622

Income taxes receivable	—	2,400

Assets held for sale	31,452	3,433

Prepaid expenses and other current assets	27,136	22,481

Total current assets	998,110	889,554

Property, plant and equipment, net	389,810	431,168

Deferred income taxes	26,239	—

Other assets	26,189	46,261

Total assets	$1,440,348	$1,366,983

Liabilities and Stockholders’ Equity:

Current liabilities:

Accounts payable and accrued expenses	$268,254	$231,061

Income taxes payable	18,896	12,566

Litigation liability	12,927	15,151

Total current liabilities	300,077	258,778

Long-term debt	840,000	840,000

Postretirement benefits other than pensions	86,413	85,819

Pensions	142,424	92,159

Deferred income taxes	—	11,972

Other liabilities	5,608	3,157

Total liabilities	1,374,522	1,291,885

Contingencies (see Note 21)

Stockholders’ equity:

Capital stock(1)	104,956	103,810

Additional paid-in capital	1,036,237	945,466

Retained earnings	635,272	497,389

Accumulated other comprehensive loss	(56,871)	(17,802)

	1,719,594	1,528,863

Less treasury stock(2)	1,653,768	1,453,765

Total stockholders’ equity	65,826	75,098

Total liabilities and stockholders’ equity	$1,440,348	$1,366,983

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 209,912,510 shares in 2006 and 207,620,439 shares in 2005. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	49,319,673 shares and 45,049,378 shares of treasury stock at December 31, 2006 and December 31, 2005, respectively.
The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31

	2006	2005	2004

Operating Activities:

Net earnings	$505,856	$534,268	$530,837

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	45,839	46,438	47,647

Share-based compensation expense	10,403	5,976	3,181

Excess tax benefits from share-based compensation	(9,863)	—	—

Goodwill and intangible impairment	—	3,313	—

(Gain) loss on disposition of property, plant and equipment	(327)	8,911	2,946

Deferred income taxes	(16,922)	19,167	100,767

Changes in operating assets and liabilities:

Accounts receivable	1,685	(12,724)	25,951

Inventories	(15,780)	(16,247)	(22,780)

Prepaid expenses and other assets	14,703	16,255	13,573

Accounts payable, accrued expenses, pensions and other liabilities	40,541	6,757	51,172

Income taxes	22,945	(39,977)	27,918

Litigation liability	(2,224)	(11,438)	(215,797)

Net cash provided by operating activities	596,856	560,699	565,415

Investing Activities:

Short-term investments, net	(10,000)	50,000	(55,000)

Purchases of property, plant and equipment	(37,044)	(89,947)	(70,326)

Proceeds from dispositions of property, plant and equipment	6,179	22,942	6,956

Acquisition of business	(10,578)	—	—

Investment in joint venture	(3,620)	—	—

Net cash used in investing activities	(55,063)	(17,005)	(118,370)

Financing Activities:

Repayment of debt	—	(300,000)	—

Excess tax benefits from share-based compensation	9,863	—	—

Proceeds from the issuance of stock	68,214	69,375	114,276

Dividends paid	(367,499)	(361,208)	(344,128)

Stock repurchased	(200,003)	(200,038)	(200,031)

Net cash used in financing activities	(489,425)	(791,871)	(429,883)

Increase (decrease) in cash and cash equivalents	52,368	(248,177)	17,162

Cash and cash equivalents at beginning of year	202,025	450,202	433,040

Cash and cash equivalents at end of the period	$254,393	$202,025	$450,202

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$283,618	$314,735	$175,972

Interest	$57,151	$70,351	$83,551
The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Accumulated		Total
		Additional		Other		Stockholders’
	Common	Paid-In	Retained	Comprehensive	Treasury	(Deficit)	Comprehensive
	Stock	Capital	Earnings	Loss	Stock	Equity	Income

Balance at December 31, 2003	$103,750	$752,549	$306,091	$(23,458)	$(1,254,119)	$(115,187)

Comprehensive income:

Net earnings	—	—	530,837	—	—	530,837	$530,837

Other comprehensive income, net of tax:

Net deferred gain on cash flow hedges	—	—	—	837	—	837	837

Foreign currency translation adjustment	—	—	—	1,751	—	1,751	1,751

Minimum pension liability adjustment	—	—	—	959	—	959	959

Other comprehensive income							3,547

Comprehensive income							$534,384

Cash dividends — $2.08 per share	—	—	(344,128)	—	—	(344,128)

Exercise of stock options — 3,849,000 shares and issuance of restricted stock — 205,560 shares	2,027	109,191	—	—	—	111,218

Income tax benefits and decrease in receivables from exercise of stock options	—	23,309	—	—	—	23,309

Stock repurchased — 4,939,400 shares	—	—	—	—	(200,031)	(200,031)

Balance at December 31, 2004	105,777	885,049	492,800	(19,911)	(1,454,150)	9,565

Comprehensive income:

Net earnings	—	—	534,268	—	—	534,268	$534,268

Other comprehensive income (loss), net of tax:

Net deferred gain on cash flow hedges	—	—	—	1,400	—	1,400	1,400

Foreign currency translation adjustment	—	—	—	1,161	—	1,161	1,161

Minimum pension liability adjustment	—	—	—	(452)	—	(452)	(452)

Other comprehensive income							2,109

Comprehensive income							$536,377

Cash dividends — $2.20 per share	—	—	(361,208)	—	—	(361,208)

Exercise of stock options — 2,179,000 shares; issuance of stock and restricted stock — 199,409 shares; issuance of stock upon conversion of restricted stock units — 24,359 shares	1,202	69,779	—	—	—	70,981

Income tax benefits and decrease in receivables from exercise of stock options	—	19,421	—	—	—	19,421

Stock repurchased — 4,438,642 shares	—	—	—	—	(200,038)	(200,038)

Retirement of treasury stock — 6,337,275 shares	(3,169)	(28,783)	(168,471)	—	200,423	—

Balance at December 31, 2005	103,810	945,466	497,389	(17,802)	(1,453,765)	75,098

Comprehensive income:

Net earnings	—	—	505,856	—	—	505,856	$505,856

Other comprehensive income (loss), net of tax:

Net deferred loss on cash flow hedges	—	—	—	(1,417)	—	(1,417)	(1,417)

Foreign currency translation adjustment	—	—	—	639	—	639	639

Minimum pension liability adjustment	—	—	—	924	—	924	924

Other comprehensive income							146

Comprehensive income							$506,002

Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(39,215)	—	(39,215)

Cash dividends — $2.28 per share	—	—	(367,499)	—	—	(367,499)

Dividend equivalents on share-based awards	—	—	(474)	—	—	(474)

Exercise of stock options — 2,112,200 shares	1,056	65,670	—	—	—	66,726

Share-based compensation, net of forfeitures:

Stock and restricted stock awards — 158,549 shares	79	7,465	—	—	—	7,544

Stock options	—	185	—	—	—	185

Restricted stock units	—	2,869	—	—	—	2,869

Issuance of stock upon conversion of restricted stock units — 21,322 shares	11	(1,039)	—	—	—	(1,028)

Income tax benefits and decrease in receivables from exercise of stock options	—	15,621	—	—	—	15,621

Stock repurchased — 4,270,295 shares	—	—	—	—	(200,003)	(200,003)

Balance at December 31, 2006	$104,956	$1,036,237	$635,272	$(56,871)	$(1,653,768)	$65,826

The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or where otherwise noted)
1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
UST Inc. (the “Company”), is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. U.S. Smokeless Tobacco Company is a leading manufacturer and marketer of moist smokeless tobacco products and International Wine & Spirits Ltd., through its Ste. Michelle Wine Estates subsidiary, produces and markets premium wines sold nationally. The Company conducts its business principally in the United States.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by management. Management believes that the judgments and estimates used in the preparation of the consolidated financial statements are appropriate, however, actual results may differ from these estimates. The consolidated financial statements include the accounts of the Company and all of its subsidiaries after the elimination of intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform to the 2006 financial statement presentation.
The estimated fair values of amounts reported in the consolidated financial statements have been determined by using available market information or appropriate valuation methodologies. All current assets and current liabilities are carried at their fair values, which approximate market values, because of their short-term nature. The fair values of long-term assets and long-term liabilities approximate their carrying values, with the exception of the Company’s senior notes (see Note 9, “Borrowing Arrangements”).
As a result of the transfer of the Company’s cigar operation to a smokeless tobacco competitor in 2004, pursuant to an agreement to resolve an antitrust action, the results related to this operation are presented as Discontinued Operations (see Note 19, “Discontinued Operations”).
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

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Short-Term Investments
Short-term investments at December 31, 2006 and 2005 were comprised of auction-rate securities (“ARS”), which are long-term variable (floating) rate bonds that are tied to short-term interest rates. The stated maturities for these securities are generally 20 to 30 years, but their floating interest rates are reset at seven, 28 or 35-day intervals via a Dutch Auction process. Given the fact that ARS are floating rate investments, they are typically traded at par value, with interest paid at each auction.
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
Property, Plant and Equipment
Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based on estimated salvage values, where applicable, and the estimated useful lives of the assets. Improvements are capitalized if they extend the useful lives of the related assets, while repairs and maintenance costs are expensed when incurred. The Company capitalizes interest related to capital projects that qualify for such treatment under Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Costs.
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of long-lived assets, including property, plant and equipment and finite-lived intangible assets, are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable.
Assets Held for Sale
Long-lived assets are classified as held for sale when certain criteria are met. These criteria include management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and the unlikelihood that significant changes will be made to the plan to sell the assets. The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value, less cost to sell. See Note 4, “Assets Held for Sale,” for further information.
Income Taxes
Income taxes are provided on all revenue and expense items included in the Consolidated Statement of Operations, regardless of the period in which such items are recognized for income tax purposes, adjusted for items representing permanent differences between pretax accounting income and taxable income. Deferred income taxes result from the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
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
Advertising Costs
The Company expenses the production costs of advertising in the period in which they are incurred. Advertising expenses, which include print and point of sale advertising and certain trade and marketing promotions, were $71.2 million in 2006, $66.7 million in 2005 and $75.5 million in 2004. At December 31, 2006 and 2005, $4.3 million of advertising-related materials were included in prepaid expenses and other current assets.
Goodwill and Other Intangible Assets
In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company conducts testing for impairment during the fourth quarter of its fiscal year. Intangible assets that do not have indefinite lives are amortized based on average lives, which range from 3-20 years.
Share-Based Compensation
On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-based Payment, (“SFAS No. 123(R)”). The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”); however, SFAS No. 123(R) requires all share-based payments issued to acquire goods or services, including grants of employee stock options, to be recognized in the statement of operations based on their fair values, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosure required under SFAS No. 123 for the periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. Pro forma disclosure, as allowed under SFAS 123, is no longer an alternative. See Note 12, “Share-Based Compensation,” for further information.
Prior to adoption of SFAS No. 123(R), the Company accounted for share-based compensation awards to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), as permitted under SFAS No. 123. Under the intrinsic value-based method, no share-based compensation expense was reflected

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
in net earnings as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Compensation expense was recognized in net earnings during the years ended December 31, 2005 and 2004, as a result of restricted stock granted to employees and non-employee directors and restricted stock units granted to employees.
Foreign Currency Translation
In connection with foreign operations with functional currencies other than the U.S. dollar, assets and liabilities are translated at current exchange rates, while income and expenses are translated at the average rates for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss.
Net Earnings Per Share
Basic earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had the potential dilutive shares of common stock been issued. The dilutive effect of outstanding options, restricted stock and restricted stock units is reflected in diluted earnings per share by applying the treasury stock method under SFAS No. 128, Earnings per Share. Under the treasury stock method, an increase in the fair value of the Company’s common stock can result in a greater dilutive effect from outstanding options, restricted stock and restricted stock units. Furthermore, the exercise of options and the vesting of restricted stock and restricted stock units can result in a greater dilutive effect on earnings per share. See Note 18, “Net Earnings Per Share,” for additional information.
Excise Taxes
The Company accounts for excise taxes on a gross basis, reflecting the amount of excise taxes recognized in both net sales and costs. Accordingly, amounts reported in “net sales” on the Consolidated Statement of Operations for each year include an amount equal to that reported in the “excise taxes” line item.
2 — RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, the Company plans to adopt the provisions of SFAS No. 157 on January 1, 2008. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its results of operations and financial condition.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, as such, the Company has adopted the provisions of FIN 48 as of

January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact this pronouncement may have on its results of operations and financial condition.
There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the consolidated financial statements of the Company.
3 — INVENTORIES
Inventories at December 31, 2006 and 2005 were as follows:

	December 31

	2006	2005

Leaf tobacco	$201,035	$202,553

Products in process	233,741	203,396

Finished goods	145,820	156,343

Other materials and supplies	20,662	21,115

	$601,258	$583,407

At December 31, 2006 and 2005, $221.4 million and $230.2 million, respectively, of leaf tobacco inventories were valued using the LIFO method. The average costs of these inventories were greater than the amounts at which these inventories were carried in the Consolidated Statement of Financial Position by $73.4 million and $74.4 million, respectively. The reduction in leaf tobacco inventories during 2006 resulted in a liquidation of LIFO inventory layers, the effect of which was not material to the Company’s results of operations. At December 31, 2006 and 2005, leaf tobacco of $53 million and $46.8 million, respectively, was valued using the average cost method, reflecting the cost of those leaf tobacco purchases made subsequent to the previous crop year end.
4 — ASSETS HELD FOR SALE
The Company had $31.5 million classified as “assets held for sale” at December 31, 2006, which includes a building located in Greenwich, Connecticut, in which the Company’s corporate headquarters are located, a corporate conference center located in Watch Hill, Rhode Island, and a winery property located in the State of Washington. The properties met the criteria to be considered held for sale under SFAS No. 144 at December 31, 2006. As the net carrying values of the assets were lower than their respective estimated fair value less costs to sell, there were no impairment charges recorded in 2006, upon management’s commitment to dispose of the properties.
Of the $31.5 million classified as assets held for sale, $28.5 million relates to the Company’s corporate headquarters, $1.9 million relates to the Watch Hill conference center and $1.1 million relates to the Washington winery property. Management, having proper authority, initiated the disposal of the Company’s corporate headquarters building and the corporate conference center in connection with the Company’s cost-reduction initiative called Project Momentum (see Note 20, “Restructuring” for additional information regarding this initiative). Management, having proper authority, initiated the disposal of the Washington winery property in connection with the overall strategic objectives of the Company’s winery operations. In January 2007, the Company sold the winery property for net proceeds of $3.1 million, resulting in a pre-tax gain of $2 million. In February 2007, the Company entered into a definitive purchase and sale agreement providing for the sale of the Company’s corporate headquarters for cash proceeds of $130 million, as well as a below-market, short-term lease with an imputed fair market value of approximately $6.7 million. This sale is expected to close in the first quarter of 2007, and will result in a pre-tax gain of approximately $105 million. The Company currently anticipates that the sale of the Watch Hill conference center will occur later in 2007.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
On March 30, 2006, the Company sold a winery property located in California with a carrying value of $3.4 million for net proceeds of $5.9 million, resulting in a pre-tax gain of $2.5 million which was recorded as a reduction to selling, advertising and administrative (“SA&A”) expenses in the Consolidated Statement of Operations. Prior to this transaction, the carrying value of the property was included as “assets held for sale” on the December 31, 2005 Consolidated Statement of Financial Position.
5 — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are reported at cost less accumulated depreciation. Property, plant and equipment at December 31, 2006 and 2005 are as follows:

		December 31

		2006	2005
	Lives(Years)

Land	-	$15,100	$18,417

Buildings and building improvements	1 - 40*	195,522	242,025

Vineyards	25	23,739	23,614

Machinery and equipment	3 - 20	531,525	525,242

		765,886	809,298

Less accumulated depreciation		376,076	378,130

		$389,810	$431,168

*	The life of buildings is generally between 10 and 40 years, whereas the life of building improvements is generally between one and seven years.
Depreciation expense was $44.8 million for 2006, $45.3 million for 2005 and $45.4 million for 2004.
6 — COMMITMENTS
Purchase Agreements
At December 31, 2006, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.
The Company is obligated to make payments in the upcoming year of approximately $15.3 million for leaf tobacco to be used in the production of moist smokeless tobacco products. The decrease from the December 31, 2005 commitment of $19.1 million is primarily a result of the timing on delivery of tobacco.
Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. The Company is obligated to make future payments for purchases and processing of grapes for use in the production of wine, based on estimated yields and market conditions, as follows:

	2007	2008	2009	2010	2011	Thereafter	Total

Grape commitments	$66,805	$65,605	$65,776	$63,193	$59,047	$125,011	$445,437
Payments made in connection with unconditional purchase obligations for grapes were $61.9 million, $54.6 million and $47.6 million in 2006, 2005 and 2004, respectively.

Operating Leases
The Company leases certain property and equipment under various operating lease arrangements. Certain leases contain escalation clauses as well as renewal options, whereby the Company can extend the lease term for periods ranging up to five years. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2006:

	2007	2008	2009	2010	2011	Thereafter	Total

Lease commitments	$7,789	$8,772	$8,161	$6,420	$5,049	$66,620	$102,811
Rent expense was $12.1 million for 2006, $12.5 million for 2005 and $13.8 million for 2004.
7 — OTHER ASSETS
Other assets at December 31, 2006 and 2005 consisted of the following:

	December 31

	2006	2005

Prepaid pension costs	$1,138	$32,422

Capitalized debt costs	3,332	4,343

Goodwill	6,547	2,649

Other	15,172	6,847

	$26,189	$46,261

The decrease in prepaid pension costs in 2006, as compared to 2005, is related to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), which required the Company to recognize the funded status of each of its defined benefit pension plans on its Consolidated Statement of Financial Position (see Note 14, “Employee Benefit and Compensation Plans”). As such, prepaid pension costs at December 31, 2006 relate to a plan for which the fair value of plan assets exceeded the respective projected benefit obligation as of that date.
Capitalized debt costs as of December 31, 2006 and 2005 included applicable fees incurred in connection with the Company’s senior notes outstanding and credit facilities in place as of such dates. These costs are being amortized over the applicable terms of the related senior notes and credit facilities (see Note 9, “Borrowing Arrangements”).
The Company accounts for its goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill and other intangible assets not subject to amortization must be tested for impairment annually, or more frequently if certain indicators exist. During the fourth quarter of 2005, as a result of its annual impairment testing, the Company recorded an impairment charge of approximately $2.4 million related to goodwill for F.W. Rickard Seeds, Inc., a second-tier subsidiary included in the Smokeless Tobacco segment. This testing included consideration of information available at the time, including deterioration in sales trends, as well as the future expectations for the seed business and industry. The fair value of the entity, which was used in computing the impairment charge, was calculated based upon both comparable market multiples and discounted expected cash flows. In addition, in 2005, the Company recorded an impairment charge of approximately $0.9 million related to certain seed technology-related intangible assets, also at F.W. Rickard Seeds, Inc. There were no goodwill or other intangible asset impairment charges recognized in 2006 or 2004.
In the third quarter of 2006, the Company completed the acquisition of Erath Vineyards Winery, LLC (“Erath”), in the form of an asset purchase, for a total purchase price of $11.6 million. Erath is a leading producer of the Pinot Noir varietal in Oregon. The total consideration of $11.6 million included a cash payment of $10.6 million and a promissory note of $1 million, payable in equal annual installments over a five-year period beginning in the third quarter of 2007. In connection with the acquisition, the Company recorded goodwill of

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
approximately $3.9 million, which is included in “Goodwill” in the table above, as well as $3.7 million of other intangible assets, which are included in “Other” in the table above.
8 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses at December 31, 2006 and 2005 consisted of the following:

	December 31

	2006	2005

Trade accounts payable	$93,729	$78,947

Employee compensation and benefits	73,742	61,340

Interest payable on debt	19,669	19,669

Smokeless tobacco settlement-related charges	20,433	17,997

Returned goods accrual	17,631	16,612

Restructuring(1)	4,593	—

Other accrued expenses	38,457	36,496

	$268,254	$231,061

(1)	Represents liability for restructuring charges as of December 31, 2006. For additional information see Note 20, “Restructuring.”
9 — BORROWING ARRANGEMENTS
Long-term debt consisted of the following:

	December 31

	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value(1)	Value	Value(1)

7.25% Senior notes, due June 1, 2009	$240,000	$248,400	$240,000	$248,960

6.625% Senior notes, due July 15, 2012	600,000	633,000	600,000	621,480

	$840,000	$881,400	$840,000	$870,440

(1)	The fair value of the Company’s long-term debt is estimated based upon the application of current interest rates offered for debt with similar terms and maturities.
On July 9, 2004, the Company entered into a $300 million three-year credit facility (the “Credit Facility”). The Credit Facility was executed primarily to support commercial paper borrowings. In addition, under the terms of the Credit Facility, the Company may borrow directly from the financial institutions that are parties therein. The Company did not have any direct borrowings under the Credit Facility or commercial paper borrowings at December 31, 2006 or 2005.
Costs of approximately $0.9 million associated with the establishment of the Credit Facility were capitalized in 2004 and are being amortized over the applicable term. Approximately $0.3 million of these costs were recognized each year in 2006 and 2005 and $0.2 million were recognized in 2004. The Credit Facility requires the maintenance of certain financial ratios, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is

0.15 percent per annum. Commitment fees incurred for the Credit Facility approximated $0.5 million each year in 2006 and 2005 and $0.2 million in 2004. As of December 31, 2006, the Company was in compliance with all covenants under the terms of the Credit Facility. During 2004, the Company also recognized $0.7 million and $0.5 million related to the amortization of capitalized origination costs and commitment fees, respectively, in connection with a previous credit facility.
In July 2002, the Company issued $600 million aggregate principal amount of 6.625 percent senior notes at a price of 99.53 percent of the principal amount. These notes mature on July 15, 2012, with interest payable semiannually. Approximately $4.8 million of the costs associated with the issuance of the notes were capitalized and are being amortized over the term of the notes. Approximately $0.5 million of these costs have been recognized in each of the three years ended December 31, 2006, 2005 and 2004.
In May 1999, the Company issued $240 million aggregate principal amount of senior notes, of which $200 million is 7.25 percent fixed rate debt and $40 million is floating rate debt, which bears interest at the three-month LIBOR plus 90 basis points. These notes mature on June 1, 2009, with interest payable semiannually and quarterly on the fixed and floating rate notes, respectively. To hedge the interest rate risk on the $40 million floating rate debt, the Company executed an interest rate swap, effectively fixing the rate at 7.25 percent (See Note 10, “Derivative Instruments and Hedging Activities”).
10 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
All derivatives are recognized as either assets or liabilities in the Consolidated Statement of Financial Position with measurement at fair value, and changes in the fair values of derivative instruments are reported in either net earnings or other comprehensive income depending on the designated use of the derivative and whether it meets the criteria for hedge accounting. The fair value of each of these instruments reflects the net amount required to settle the position. The accounting for gains and losses associated with changes in the fair value of derivatives and the related effects on the consolidated financial statements is subject to their hedge designation and whether they meet effectiveness standards.
During 2006, the Company entered into a forward starting interest rate swap to hedge against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The Company expects that the forward starting swap will be perfectly effective in offsetting the variability in the forecasted interest rate payments, as, at inception, the critical terms of the forward starting swap exactly match the critical terms of the expected debt issuance. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company will use the Hypothetical Derivative Method to measure hedge effectiveness. The fair value of the forward starting interest rate swap at December 31, 2006 was a net liability of $3.1 million, based on a dealer quote, and considering current market rates, and was included in “other liabilities” on the Consolidated Statement of Financial Position. Accumulated other comprehensive loss at December 31, 2006 included the accumulated loss on the cash flow hedge (net of taxes) of $2 million, which reflects the comprehensive loss recognized for the year ended December 31, 2006, in connection with the change in fair value of the swap.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. This interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the $40 million debt principal (see Note 9, “Borrowing Arrangements”). The fair value of the swap at December 31, 2006 and 2005 was a net liability of $1.1 million and $1.9 million, respectively, based on dealer quotes, considering current market rates, and was included in “other liabilities” on the Consolidated Statement of Financial Position. Accumulated other comprehensive loss at December 31, 2006 and 2005 included the accumulated loss on the cash flow hedge (net of taxes) of $0.7 million and $1.2 million, respectively. This reflects $0.5 million and $1.4 million (net of taxes) of other comprehensive income recognized for the year ended December 31, 2006 and 2005, respectively, in connection with the change in fair value of the swap.
During 2006, the Company entered into foreign currency forward contracts, designated as effective cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with forecasted transactions and firm commitments to purchase oak barrels for its wine operations and certain equipment for its tobacco operations. At December 31, 2006, there were no foreign currency forward contracts outstanding, as all contracts were settled during 2006. The amounts recognized upon settlement of these contracts was not material.
Other derivative contracts at December 31, 2006 included forward contracts to purchase leaf tobacco for use in manufacturing smokeless tobacco products and grapes and bulk wine for use in wine production. These forward contracts meet the normal purchases exception, exempting them from the accounting and reporting requirements under SFAS No. 133.
11 — CAPITAL STOCK
The Company has two classes of capital stock: preferred stock, with a par value of $.10 per share, and common stock, with a par value of $.50 per share. Authorized preferred stock is 10 million shares and authorized common stock is 600 million shares. There have been no shares of the Company’s preferred stock issued. Events causing changes in the issued and outstanding shares of common stock are described in the Consolidated Statement of Changes in Stockholders’ Equity.
Common stock issued at December 31, 2006 and 2005 was 209,912,510 shares and 207,620,439 shares, respectively. Treasury shares held at December 31, 2006 and 2005 were 49,319,673 shares and 45,049,378 shares, respectively.
The Company repurchased a total of 4.3 million and 4.4 million shares during 2006 and 2005, respectively, at a cost of approximately $200 million each year. Included in the shares repurchased during 2005 were 64,000 shares that the Company repurchased at prevailing market prices directly from the trust established for the Company’s qualified defined benefit pension plans. The shares repurchased during 2006 and a portion of the shares repurchased during 2005 were made pursuant to the Company’s authorized program, approved in December 2004 by the Company’s Board of Directors, to repurchase up to 20 million shares of its outstanding common stock. Through December 31, 2006, approximately 7.1 million shares have been repurchased at a cost of approximately $317 million under this program. Of the total shares repurchased in 2005, approximately 1.6 million shares were repurchased pursuant to the Company’s previous authorized program, approved in October 1999, to repurchase its outstanding common stock up to a maximum of 20 million shares. Repurchases under this program resulted in a total cost of $646.2 million.
In May 2005, the Company authorized that 10 million shares of its common stock be reserved for issuance under the 2005 Long Term Incentive Plan (“2005 LTIP”), which was approved by stockholders at the

Company’s Annual Meeting on May 3, 2005. Of the total shares reserved, 6.3 million shares of the Company’s treasury stock were retired for this purpose. The remaining 3.7 million shares, which had been retired in previous years from the Company’s treasury stock, in connection with the establishment of the UST Inc. Amended and Restated Stock Incentive Plan, the Nonemployee Directors’ Stock Option Plan and the Nonemployee Directors’ Restricted Stock Award Plan, are available for issuance under the 2005 LTIP (See Note 12, “Share-Based Compensation,” for details on awards made under this plan).
12 — SHARE-BASED COMPENSATION
On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R). The approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123; however, SFAS No. 123(R) requires all share-based payments issued to acquire goods or services, including grants of employee stock options, to be recognized in the statement of operations based on their fair values, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosure required under SFAS No. 123 for the periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. Upon the adoption of SFAS No. 123(R), pro forma disclosure, as allowed under SFAS No. 123, was no longer an alternative. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R), in which compensation cost is recognized beginning with the effective date, based on the requirements of SFAS No. 123(R), for all share-based payments granted after January 1, 2006, and based on the requirements of SFAS No. 123 for all awards granted to employees prior to that date that remained unvested upon adoption of SFAS No. 123(R). Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, the Company’s policy is to apply the straight-line method in recognizing compensation expense. The amount of incremental compensation expense recognized relating to stock options as a result of the adoption of SFAS No. 123(R) for the year ended December 31, 2006 was not material.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its Consolidated Statement of Cash Flows. SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense, or the pro forma compensation expense that would have been recognized under SFAS No. 123 in the case of stock options granted prior to January 1, 2006, to be reported as a financing cash inflow, rather than as an operating cash inflow. This requirement reduces net operating cash flows and increases net financing cash flows. Total cash flows do not differ from what would have been reported under prior accounting guidance.
Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based compensation awards to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB Opinion No. 25, as permitted under Statement No. 123. Under the intrinsic value-based method, no share-based compensation expense was reflected in net earnings as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. Compensation expense was recognized in net earnings during the years ended December 31, 2005 and 2004, as a result of restricted stock granted to employees and non-employee directors and restricted stock units granted to employees.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
As the Company did not account for share-based compensation awards under the fair value method prior to January 1, 2006, the following table illustrates the effect of applying the fair value method on net earnings and net earnings per share for the years ended December 31, 2005 and 2004 as prescribed in SFAS No. 123:

	2005	2004

Net earnings:

As reported	$534,268	$530,837

Add: Total share-based employee compensation expense included in reported net income, net of related tax effect	3,884	2,138

Less: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(8,948)	(5,258)

Pro forma	$529,204	$527,717

Basic earnings per share:

As reported	$3.26	$3.21

Pro forma	$3.23	$3.20

Diluted earnings per share:

As reported	$3.23	$3.19

Pro forma	$3.20	$3.18
The following table provides a breakdown by line item of the pre-tax share-based compensation expense recognized in the Consolidated Statement of Operations for the three years ended December 31, 2006, 2005 and 2004, respectively, as well as the related income tax benefit and amounts capitalized as a component of inventory for each period.

	Year Ended December 31,

	2006	2005	2004

Selling, advertising and administrative expense	$9,440	$5,976	$3,289

Cost of products sold	486	—	—

Restructuring charges(1)	477	—	—

Total pre-tax share-based compensation expense	$10,403	$5,976	$3,289

Income tax benefit	$3,774	$2,092	$1,151

Capitalized as inventory	$115	$—	$—

(1)	Represents share-based compensation expense recognized in connection with one-time termination benefits provided to employees affected by the Company’s previously announced cost-reduction initiative called “Project Momentum.” See Note 20 — “Restructuring” for additional information regarding Project Momentum.
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

Forfeitures of share-based awards granted from these inactive plans are transferred into the 2005 LTIP as they occur, and are considered available for future issuance under the 2005 LTIP. Share-based awards are generally in the form of common shares, stock options, restricted stock or restricted stock units. Share-based awards granted under the 2005 LTIP vest over a period determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant. Under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan, share-based awards vest, in ratable installments or otherwise, over a period of one to five years from the date of grant and, in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant using various payment methods. Under the Nonemployee Directors’ Stock Option Plan, options first become exercisable six months from the date of grant and may be exercised up to a maximum of ten years from the date of grant. In certain instances, awards of restricted stock are subject to performance conditions related to the Company’s dividend payout ratio and/or earnings per share, which impact the number of shares of restricted stock that will ultimately vest. For restricted stock awards subject to performance conditions, the SFAS No. 123(R) grant date is the earliest date at which all of the following have occurred, (1) the Compensation Committee has authorized the award, (2) the Compensation Committee has established the performance goals that will be used to measure actual performance, and (3) the Company and the employee have a mutual understanding of the key terms and conditions of the award. The Company recognizes compensation expense for awards subject to performance conditions based on the estimated number of shares of restricted stock that will ultimately vest, and adjusts this estimate, as necessary, based on actual performance. Upon the exercise of stock options or vesting of restricted stock units, the Company issues new shares of common stock from the shares reserved for issuance under its equity compensation plans.
Stock Options
On December 8, 2005, the Board of Directors of the Company, upon the recommendation of its Compensation Committee, approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees and officers, including executive officers, under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan. As a result of the acceleration, stock options to acquire approximately 1.1 million shares of the Company’s common stock became exercisable on December 31, 2005. In order to prevent unintended personal benefits to the Company’s officers, the accelerated vesting was conditioned on such officers entering into amendments to their original option award agreements providing that such officers will not, subject to limited exceptions, sell, transfer, assign, pledge or otherwise dispose of any shares acquired upon exercising the accelerated portion of the options before the earlier of the date on which that portion of options would have otherwise vested under the original terms of the applicable option agreements or separation from service. All other terms related to these stock options were not affected by this acceleration. As a result of the acceleration of these options, the Company is not required to recognize pre-tax incremental compensation expense in its Consolidated Statements of Operations associated with these options of approximately $3 million in 2006 and $0.5 million in 2007.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2006 (options in thousands):

	Year Ended December 31, 2006

		Weighted-	Weighted-Average
	Number of	Average Exercise	Remaining	Aggregate
	Options	Price	Contractual Term	Intrinsic Value

Outstanding at January 1, 2006	6,845.6	$32.13

Granted	200.0	$53.47

Exercised	(2,112.2)	$31.53

Forfeited	(5.4)	$33.21

Expired	(14.0)	$34.01

Outstanding at December 31, 2006	4,914.0	$33.25	4.93 years	$123.1 million

Exercisable at December 31, 2006	4,664.0	$32.33	4.68 years	$121.1 million
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
The following provides a summary of the weighted-average assumptions used in valuing stock options granted during the years ended December 31:

	2006	2005	2004

Expected dividend yield	4.4%	4.9%	5.0%

Risk-free interest rate	4.6%	4.5%	3.9%

Expected volatility	20.2%	24.2%	13.2%

Expected life of the option	6.5 years	7.3 years	7.5 years
The following table provides additional information regarding the Company’s stock options for the years ended December 31:

	2006	2005	2004

Weighted-average grant date fair value per option	$8.35	$6.86	$2.76

Total intrinsic value of options exercised	$38,239	$43,234	$39,811

Tax benefit realized for deduction from stock option exercises	$14,215	$15,860	$17,070

Cash received from option exercises	$68,214	$69,375	$114,276

Receivables from the exercise of stock options in the amount of $6.9 million in 2006, $8.3 million in 2005 and $11.9 million in 2004 have been deducted from stockholders’ equity.
Restricted Stock/ Restricted Stock Units/ Common Stock
A summary of the status of restricted stock and restricted stock units as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Restricted Stock		Restricted Stock Units

		Weighted-Average		Weighted-Average
	Number of	Grant-Date Fair	Number of	Grant-Date Fair
	Shares	Value per Share	Shares	Value per Share

Nonvested at January 1, 2006	442,190	$39.66	171,390	$38.68

Granted	55,000	$50.14	109,930	$44.58

Forfeited	(7,018)	$39.92	(18,678)	$40.77

Vested	(29,734)	$35.64	(32,167)	$39.39

Nonvested at December 31, 2006	460,438	$41.17	230,475	$41.23

In addition to the table above, the Company awarded 97,000 restricted shares during 2006 for which the performance targets had not been established as of December 31, 2006. In accordance with SFAS No. 123(R), a grant date, for purposes of measuring compensation expense, cannot occur until the performance measures are established, as that is when both the Company and the award recipients would have a mutual understanding of the key terms and conditions of the award.
Of the 460,438 shares of restricted stock above, 278,000 shares are subject to certain performance conditions related to the Company’s dividend payout ratio and/or earnings per share. The weighted-average grant date fair values of restricted stock granted during the years ended December 31, 2005 and 2004 were $38.67 and $39.65, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $1.6 million, $0.3 million and $0.2 million, respectively.
During the year ended December 31, 2006, 25,884 shares of common stock were awarded outright to non-employee directors as compensation for their annual retainer and meeting attendance, resulting in $1.2 million in compensation expense.
As of December 31, 2006, there is $9.6 million and $6 million of total unrecognized pre-tax compensation expense, net of estimated forfeitures, related to nonvested restricted stock and restricted stock units, respectively, granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 2.0 years for both restricted stock and restricted stock units.
13 — ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of comprehensive income that relate to the Company are net earnings, foreign currency translation adjustments, the change in the fair value of derivatives designated as effective cash flow hedges, and, prior to the adoption of SFAS No. 158, minimum pension liability adjustments. On December 31, 2006, the Company adopted the provisions of SFAS No. 158, which requires companies to recognize the funded status of its defined benefit pension and other postretirement benefit plans as an asset or liability in its statement of financial position, with a corresponding adjustment to accumulated other comprehensive loss,

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
net of tax. See Note 14, “Employee Benefit and Compensation Plans,” for additional information regarding amounts recognized in accumulated other comprehensive loss upon adoption of SFAS No. 158.

					Total
	Foreign	Minimum		Fair Value of	Accumulated
	Currency	Pension	Adjustment to	Derivative	Other
	Translation	Liability	Initially Apply	Instruments	Comprehensive
	Adjustment	Adjustment	SFAS No. 158	Adjustment	(Loss) Income

Balance at December 31, 2003	$(2,801)	$(16,937)	$—	$(3,720)	$(23,458)

Net change for the year	1,751	959	—	837	3,547

Balance at December 31, 2004	(1,050)	(15,978)	—	(2,883)	(19,911)

Net change for the year	1,161	(452)	—	1,400	2,109

Balance at December 31, 2005	111	(16,430)	—	(1,483)	(17,802)

Net change for the year	639	924	—	(1,417)	146

Impact of adoption of SFAS No. 158	—	15,506	(54,721)	—	(39,215)

Balance at December 31, 2006	$750	$—	$(54,721)	$(2,900)	$(56,871)

The net change for the years ended December 31, 2006, 2005 and 2004, respectively, for the following components of accumulated other comprehensive loss, is reflected net of tax (expense) benefit of:

	2006	2005	2004

Foreign currency translation adjustment	$(344)	$(625)	$(943)

Minimum pension liability adjustment	(498)	244	(516)

Adjustment to initially apply SFAS No. 158	21,116	—	—

Fair value of derivative instruments adjustment	763	(754)	(451)

	$21,037	$(1,135)	$(1,910)

14 — EMPLOYEE BENEFIT AND COMPENSATION PLANS
The Company and its subsidiaries maintain a number of noncontributory defined benefit pension plans covering substantially all employees over age 21 with at least one year of service. The Company’s funded plan for salaried employees provides pension benefits based on their highest three-year average compensation. All other funded plans base benefits on an individual employee’s compensation in each year of employment. The Company’s funding policy for its funded plans is to contribute an amount sufficient to meet or exceed Employee Retirement Income Security Act of 1974 (ERISA) minimum requirements. The Company also maintains unfunded plans providing pension and additional benefits for certain employees.
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

On December 31, 2006, the Company adopted the provisions of SFAS No. 158, which requires companies to recognize the funded status of defined benefit pension and other postretirement benefit plans (measured as the difference between the fair value of plan assets and the benefit obligation) as an asset or liability in its statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition asset remaining from the initial adoption of SFAS No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”), and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“SFAS No. 106”), for the Company’s defined benefit pension and other postretirement benefit plans, respectively. These amounts will be subsequently recognized as net periodic benefit cost pursuant to the Company’s historical method for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income and will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of SFAS No. 158.
The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s consolidated statement of financial position at December 31, 2006 are presented in the tables below. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations.
Effects of Adopting SFAS No. 158:
Pensions

	December 31, 2006

	Prior to Adopting	Effect of Adopting
	SFAS No. 158(1)	SFAS No. 158	As Reported

Prepaid pension costs	$11,781	$(10,643)	$1,138

Intangible asset	750	(750)	—

Accrued pension cost	(102,806)	(46,638)	(149,444)

Deferred income taxes	8,349	20,311	28,660

Accumulated other comprehensive loss, after taxes	15,506	37,720	53,226

Accumulated other comprehensive loss, before taxes	23,855	58,031	81,886

(1)	Represents amounts that would have been recognized under the provisions of SFAS No. 87.
Other Postretirement Benefits

	December 31, 2006

	Prior to Adopting	Effect of Adopting
	SFAS No. 158(2)	SFAS No. 158	As Reported

Accrued benefit cost	$(90,290)	$(2,300)	$(92,590)

Deferred income taxes	—	805	805

Accumulated other comprehensive loss, after taxes	—	1,495	1,495

Accumulated other comprehensive loss, before taxes	—	2,300	2,300

(2)	Represents amounts that would have been recognized under the provisions of SFAS No. 106.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
The Company uses a December 31 measurement date for all of its plans. The following table represents a reconciliation of the plans at December 31, 2006 and 2005, respectively:

			Postretirement
			Benefits Other
	Pension Plans		than Pensions

	2006	2005	2006	2005

Change in Benefit Obligation

Benefit obligation at beginning of year	$534,704	$493,334	$84,984	$92,631

Service cost	18,940	18,332	5,346	5,659

Interest cost	30,436	28,744	4,928	5,340

Plan participants’ contributions	—	—	393	353

Plan amendments	202	340	(774)	(20,800)

Plan curtailment	(4,607)	—	2,290	—

Actuarial (gain) loss	(6,008)	14,863	(2,216)	7,176

Special termination benefits	4,035	—	2,576	—

Benefits paid	(22,559)	(20,909)	(4,937)	(5,375)

Benefit obligation at end of year	$555,143	$534,704	$92,590	$84,984

Change in Plan Assets

Fair value of plan assets at beginning of year	$370,036	$355,891	—	—

Actual return on plan assets	54,020	18,886	—	—

Employer contributions	6,343	17,371	—	—

Benefits paid	(22,559)	(20,909)	—	—

Administrative expenses	(1,003)	(1,203)	—	—

Fair value of plan assets at end of year	$406,837	$370,036	—	—

Funded Status

Funded status at end of year	$(148,306)	$(164,668)	$(92,590)	$(84,984)

Unrecognized actuarial loss	81,682	125,565	—	23,737

Unrecognized prior service cost (credit)	213	36	—	(24,572)

Unrecognized transition asset	(9)	(17)	—	—

Accrued benefit cost	$(66,420)	$(39,084)	$(92,590)	$(85,819)

Amounts Recognized in the Consolidated Statement of Financial Position

Before Adoption of SFAS 158

Prepaid benefit cost	—	$32,422	—	$—

Accrued benefit liability	—	(97,902)	—	(85,819)

Intangible asset	—	1,118	—	—

Accumulated other comprehensive loss	—	25,278	—	—

Net amount recognized	—	$(39,084)	—	$(85,819)

			Postretirement
			Benefits Other
	Pension Plans		than Pensions

	2006	2005	2006	2005

After Adoption of SFAS 158

Noncurrent assets	$1,138	—	$—	—

Current liabilities	(7,020)	—	(6,177)	—

Noncurrent liabilities	(142,424)	—	(86,413)	—

Net amount recognized	$(148,306)	—	$(92,590)	—

Amounts Recognized in Accumulated Other Comprehensive Loss

Net actuarial loss	$81,682	—	$20,113	—

Prior service cost (credit)	213	—	(17,813)	—

Unrecognized transition asset	(9)	—	—	—

Total, before taxes	$81,886	—	2,300	—

During 2007, $3.3 million, $73 thousand and $8 thousand of amounts recognized in accumulated other comprehensive loss for actuarial losses, prior service cost and transition asset, respectively, are expected to be recognized in net periodic benefit cost.
Assumptions

			Postretirement
			Benefits Other
	Pension Plans		than Pensions

	2006	2005	2006	2005

The weighted-average assumptions used to determine benefit obligations

Discount rate	6.00%	5.75%	6.00%	5.75%

Rate of compensation increase	4.80%	4.80%	—	—

The weighted-average assumptions used to determine net periodic benefit cost

Discount rate	5.75%	6.00%	5.75%	6.00%

Expected return on plan assets	7.50%	7.50%	—	—

Rate of compensation increase	4.80%	4.80%	—	—
The rate of increase in per capita costs of covered health care benefits is assumed to be 8 percent for 2007 and is assumed to decrease gradually to 4.5 percent by the year 2013 and remain at that level thereafter.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004, respectively, includes the following components:

				Postretirement Benefits
	Pension Plans			Other than Pensions

	2006	2005	2004	2006	2005	2004

Service cost	$18,940	$18,332	$16,688	$5,346	$5,659	$4,734

Interest cost	30,436	28,744	27,493	4,928	5,340	4,854

Expected return on plan assets	(26,136)	(25,100)	(23,282)	—	—	—

Amortization of unrecognized transition asset	(8)	(8)	(8)	—	—	—

Amortization of prior service cost (credit)	18	(1)	(43)	(5,456)	(3,153)	(4,374)

Recognized actuarial loss	6,388	5,620	6,935	1,406	1,120	339

Curtailment and special termination benefits	4,042	—	—	2,789	—	—

Net periodic benefit cost	$33,680	$27,587	$27,783	$9,013	$8,966	$5,553

In connection with restructuring activities discussed further in Note 20, “Restructuring,” the Company recorded special termination benefit charges of approximately $4 million related to its defined benefit plans and $2.8 million of net curtailment and special termination benefit charges related to its other postretirement benefits plans for the year ended December 31, 2006. These charges relate to enhanced retirement benefits provided to qualified individuals impacted by the restructuring activities and are reported on the “restructuring charges” line in the Consolidated Statement of Operations. The $2.8 million net curtailment and special termination benefit charge recognized for the Company’s other postretirement benefits plans is comprised of a $2.6 million special termination benefit charge and a $2.3 million curtailment charge, partially offset by a $2.1 million benefit for acceleration of a prior service credit applicable to employees terminated under the restructuring activities.
A plan’s projected benefit obligation (PBO) represents the present value of the pension obligation assuming salary increases. A plan’s accumulated benefit obligation (ABO) represents this obligation based upon current salary levels.
The ABO, PBO and fair value of plan assets for all funded and unfunded plans as of December 31 are as follows:

	2006		2005

		Plans in		Plans in
	Plans in	Which	Plans in	Which
	Which	Accumulated	Which	Accumulated
	Assets Exceed	Benefits	Assets Exceed	Benefits
	Accumulated	Exceed	Accumulated	Exceed
	Benefits	Assets	Benefits	Assets

Accumulated benefit obligation	$295,068	$192,427	$277,098	$180,823

Projected benefit obligation	352,618	202,525	338,183	196,521

Fair value of plan assets	316,709	90,128	286,751	83,285
The accumulated benefit obligation for all defined benefit pension plans was $487.5 million and $457.9 million at December 31, 2006 and 2005, respectively. The Company’s unfunded plans, maintained to provide additional benefits for certain employees, accounted for $98.3 million and $106.7 million of the ABO and PBO, respectively, at December 31, 2006.
The assumed health care cost trend rates have a significant effect on the amounts reported for the welfare benefit plans. To illustrate, a one-percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 2006 by approximately $12.4 million and increase the service and interest cost components of expense by approximately $1.8 million. A one-percentage point decrease in the assumed health care cost trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2006 by approximately $10.9 million and decreased the service and interest components of expense by approximately $1.5 million.
Plan assets of the Company’s pension plans include marketable equity securities, which had included common stock of the Company, as well as corporate and government debt securities. At December 31, 2006, the fund did not hold any shares of the Company’s common stock, as the fund sold its remaining 0.4 million shares in August 2006. At December 31, 2005, the fund held 0.4 million shares of the Company’s common stock having a market value of $16.1 million. Although there were no repurchases made from the trust during 2006, in 2005, the Company repurchased 64,000 shares at prevailing market prices directly from the trust established for the Company’s defined benefit pension plans. These repurchases were made in connection with the Company’s objective to diversify the investments held by the trust. Dividends paid on shares held by the fund were $0.5 million and $0.9 million in 2006 and 2005, respectively.
Weighted-Average Asset Allocations by Asset Category

		Pension Plans —
		Allocation of Plan
		Assets at
		December 31

	Target	2006	2005
AssetCategory	Alloction

Equity securities	55-70%	68%	73%

Debt securities	25-40%	32%	27%

Other	0-5%	0%	0%

		100%	100%

The Company believes that in 2007 and beyond, its pension investments will earn a nominal return of 7.50 percent over the long term. The Company bases this belief upon the results of analyses that it has made of the asset categories in which it has pension investments and their weight in the overall pension investment portfolio. The primary analysis conducted by the Company estimates the expected long-term rate of return from a review of historical returns, using the longest return data available for each asset class. Minor modifications to the long-term return data are made to reflect reversion to the mean for equity securities, and to the current yield curve for fixed-income investments.
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
During 2006, an outside consultant completed an asset liability management study for the Company’s funded ERISA retirement plans. The results of that study indicated that the efficiency of the Company’s investment portfolio could be improved by a minor reallocation of Plan assets. Overall the new distribution increases the portfolio’s targeted allocation to fixed-income investments from 30 percent to 35 percent, with a corresponding reduction in the targeted allocation to equity investments from 70 percent to 65 percent. The Company expects that this allocation target will be generally maintained subject to a corridor of five percentage points. No Plan assets are currently invested in other asset classes. However, the Company periodically assesses the

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
appropriateness of other asset classes for the Plan and could decide to make a limited investment in other asset classes in the future. At the end of the year, Plan assets were invested 32 percent in fixed income securities and 68 percent in equity securities.
Cash Flows
During 2006 and 2005, the Company made discretionary contributions of $0.4 million and $11.6 million, respectively, to its qualified defined benefit pension plans.
During 2006 and 2005, the Company made contributions of $6.0 million and $5.8 million, respectively, to its non-qualified defined benefit pension plans. The Company expects to contribute $7.2 million to its non-qualified defined benefit pension plans in 2007.
In August 2006, the Pension Protection Act of 2006 (the “Act”) was enacted into law. As the provisions of the Act include additional funding requirements for sponsors of certain qualified defined benefit plans, the Company is currently evaluating the impact that such provisions may have on the timing and level of future contributions.
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

	2007	2008	2009	2010	2011	2012-2016

Pension plans	$25,014	$26,518	$27,691	$29,233	$30,510	$178,274

Postretirement benefits other than pensions	$6,358	$6,343	$6,654	$6,955	$7,208	$41,399
Additional Information

	Pension Plans

	2006*	2005

(Decrease) increase in minimum pension liability included in other comprehensive loss, net of tax	$(16,430)	$452

*	2006 amount reflects the elimination of the additional minimum liability in connection with the adoption of SFAS No. 158, which is not a component of comprehensive income.
In October 2005, in light of the prescription drug benefits offered under Medicare Part D, the Company announced that, effective January 1, 2006, its welfare benefit plans would no longer include prescription drug coverage for substantially all Medicare-eligible retirees or their Medicare-eligible spouses or dependents. In accordance with FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, this amendment to reduce coverage to levels that are no longer deemed actuarially equivalent did not impact the actuarial experience gain the Company had previously recognized in connection with the subsidy. However, the combined impact of the amendment and the effective elimination of the subsidy are reflected as a credit to prior service cost.
In accordance with SFAS No. 106, the impact of the October 2005 plan amendment effectively eliminating prescription drug benefits, along with the impact of other amendments to retiree health and welfare plans, all communicated in the same October announcement, were recognized beginning in the fourth quarter of 2005. The impact of these amendments is included in the “Plan amendments” line item in the “Change in Benefit Obligation” table presented in this note. These amendments will continue to reduce net periodic postretirement benefit cost over the estimated remaining service period of affected participants. The impact of these amendments to the Company’s 2006 consolidated statements of operations and financial position was not material.
The Company sponsors a defined contribution plan (the “Employees’ Savings Plan”) covering substantially all of its employees. Employees are eligible to participate in the Employees’ Savings Plan from the commencement of their employment provided they are scheduled to work at least 1,000 hours per year. Company contributions are based upon participant contributions and begin upon completion of one year of service. The expense associated with Company contributions was $6.5 million, $6.2 million and $5.9 million in 2006, 2005 and 2004, respectively.
The Company has an Incentive Compensation Plan (“ICP”) which provides for bonus payments to designated employees based on stated percentages of earnings before income taxes as defined in the ICP. The ICP also allows for discretionary reductions to this calculated amount. Expenses under the ICP amounted to $41.5 million in 2006, $41.3 million in 2005 and $43.6 million in 2004.
15 — INCOME TAXES
The income tax provision (benefit) consists of the following:

	2006	2005	2004

Current:

Federal	$276,967	$251,001	$193,073

State and local	31,015	23,181	5,698

Total current	307,982	274,182	198,771

Deferred:

Federal	(12,049)	10,618	86,686

State and local	(4,873)	8,549	14,081

Total deferred	(16,922)	19,167	100,767

	$291,060	$293,349	$299,538

The tax provisions do not reflect $14.2 million, $15.9 million and $17.1 million for 2006, 2005 and 2004, respectively, of tax benefits arising from the exercise of stock options. These amounts were credited directly to additional paid-in capital.
The deferred tax provision (benefit) amounts do not reflect the tax effects resulting from changes in accumulated other comprehensive loss (see Note 14, “Accumulated Other Comprehensive Loss”).
Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Components of deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005

Deferred tax assets:

Postretirement benefits other than pensions	$31,382	$29,378

Accrued pension liabilities	52,240	33,324

Antitrust litigation	5,011	5,869

Other accrued liabilities	23,105	13,592

Net operating loss, tax credit and capital loss carryforwards	19,745	20,866

All other, net	786	1,394

	132,269	104,423

Valuation allowance	15,915	16,295

Total deferred tax assets	116,354	88,128

Deferred tax liabilities:

Depreciation	67,610	69,798

Prepaid pension asset	802	11,348

Capitalized debt costs	74	428

Inventory-related adjustments	10,259	6,904

Total deferred tax liabilities	78,745	88,478

Net deferred tax (assets) liabilities	($37,609)	$350

Pre-tax state net operating loss and tax credit carryforwards totaled $356.3 million and $367.3 million at December 31, 2006 and 2005, respectively. The valuation allowance was recorded to fully offset the tax benefit of certain state net operating loss carryforwards, due to uncertainty regarding their utilization. During 2006, the valuation allowance decreased $0.4 million due to the utilization of prior year operating losses to offset current year operating income. The net operating loss carryforwards fully offset with a valuation allowance expire through 2025. The Company expects to utilize remaining carryforwards, for which a valuation reserve has not been recorded, prior to their expiration between 2007 and 2022. In addition, the Company had a pre-tax federal capital loss carryforward of $2.2 million at December 31, 2005 and a foreign tax credit carryforward of $0.8 million at December 31, 2006. The Company expects to utilize the foreign tax credit carryforward prior to its expiration in 2011.
Differences between the Company’s effective tax rate and the U.S. federal statutory income tax rate are explained as follows:

	2006	2005	2004

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%

State and local taxes, net of federal tax benefit	2.7	2.8	2.6

Manufacturing deduction	(1.0)	(1.0)	—

Reversals of income tax accruals	(0.6)	(2.2)	(2.3)

Other, net	0.6	0.8	0.5

	36.7%	35.4%	35.8%

The Company recorded reversals of income tax accruals of $4.7 million, $18 million and $20 million, net of federal income tax benefit, in 2006, 2005 and 2004, respectively.
The effective tax rate in 2006 and 2005 was favorably impacted by the $8 million tax benefit from the deduction available for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004.
At December 31, 2006 and 2005, the Company has not provided federal income taxes on earnings of approximately $1.7 million and $21.3 million, respectively, from its international subsidiaries. The decrease in the balance at December 31, 2006, as compared to the prior year, was due to the remittance of earnings to the Company in the form of dividend payments from one of its foreign subsidiaries.
16 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Through its subsidiaries, the Company operates predominantly in the tobacco industry as a manufacturer and marketer of moist smokeless tobacco products and also produces, imports and markets premium wines. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. This caption is comprised of the Company’s international operations, which market moist smokeless tobacco products in select markets, primarily Canada. The Company operates primarily in the United States. Foreign operations and export sales are not significant.
Smokeless Tobacco segment sales are principally made to a large number of wholesalers and several retail chain stores which are widely dispersed throughout the United States. Over the past three years, sales to one customer have averaged approximately 16.6 percent of annual Smokeless Tobacco segment sales.
Wine segment sales are principally made to wholesalers, which are located throughout the United States. Over the past three years, sales to two customers have averaged approximately 46.9 percent of annual Wine segment gross sales.
Net sales and operating profit are reflected net of intersegment sales and profits. Operating profit is comprised of net sales less operating expenses and an allocation of corporate expenses.
The increase in identifiable Corporate assets in 2006 was primarily due to an increase in cash and cash equivalents and deferred tax assets, partially offset by a reduction in other assets. The increase in deferred tax assets and reduction in prepaid pension costs were primarily attributable to the adoption of SFAS No. 158 (see Note 14, “Employee Benefit and Compensation Plans”). The decrease in identifiable assets in All Other Operations in 2006 was primarily due to a decrease in cash and cash equivalents primarily related to a cash dividend from one of the Company’s foreign subsidiaries (see Note 15, “Income Taxes”). Corporate assets consist mainly of cash and cash equivalents and short-term investments which reflect the aforementioned increase in 2006. Corporate capital expenditures and depreciation expense are net of amounts which have been allocated to each reportable segment and All Other Operations for purposes of reporting operating profit and identifiable assets. Interest, net and income taxes are not allocated and reported by segment, since they are excluded from the measure of segment performance reviewed by management.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Year Ended December 31

	2006	2005	2004

Net Sales to Unaffiliated Customers

Smokeless Tobacco	$1,522,686	$1,561,667	$1,575,254

Wine	282,403	248,342	226,650

All Other	45,822	41,876	36,334

Net sales	$1,850,911	$1,851,885	$1,838,238

Operating Profit(1)

Smokeless Tobacco	$805,130	$852,478	$897,991

Wine	44,080	37,764	32,382

All Other	15,952	14,338	10,266

Operating profit	865,162	904,580	940,639

Corporate expenses	(30,351)	(26,385)	(28,030)

Interest, net	(41,785)	(50,578)	(75,019)

Earnings from continuing operations before income taxes	$793,026	$827,617	$837,590

Identifiable Assets at December 31

Smokeless Tobacco	$587,490	$632,438	$631,531

Wine	527,310	494,320	488,904

All Other	10,126	31,283	25,819

Corporate	315,422	208,942	513,229

Total assets	$1,440,348	$1,366,983	$1,659,483

Capital Expenditures

Smokeless Tobacco	$18,456	$76,825	$60,047

Wine	17,547	12,207	9,283

All Other	93	193	358

Corporate	948	722	638

Capital expenditures	$37,044	$89,947	$70,326

Depreciation

Smokeless Tobacco	$30,005	$31,302	$31,108

Wine	13,840	13,103	13,205

All Other	194	175	389

Corporate	721	761	731

Depreciation	$44,760	$45,341	$45,433

(1)	Operating profit for each reportable segment and “corporate expenses” reflects the impact of restructuring charges. See Note 20, “Restructuring” for additional information.

17 — INTEREST, NET
The components of net interest expense on the Company’s Consolidated Statement of Operations are as follows:

	2006	2005	2004

Interest expense on debt	$57,484	$62,984	$83,884

Interest income from cash equivalents	(15,363)	(10,558)	(7,859)

Capitalized interest	(336)	(1,848)	(1,006)

	$41,785	$50,578	$75,019

18 — NET EARNINGS PER SHARE
The following table presents the computation of basic and diluted earnings per share:

	2006	2005	2004

Numerator:

Earnings from continuing operations	$501,966	$534,268	$538,052

Income (loss) from discontinued operations, net	3,890	—	(7,215)

Net earnings	$505,856	$534,268	$530,837

Denominator:

Denominator for basic earnings per share — weighted-average shares	160,772	163,949	165,164

Dilutive effect of potential common shares	1,508	1,548	1,458

Denominator for diluted earnings per share	162,280	165,497	166,622

Net earnings per basic share:

Earnings from continuing operations	$3.13	$3.26	$3.26

Income (loss) from discontinued operations	0.02	—	(0.05)

Net earnings per basic share	$3.15	$3.26	$3.21

Net earnings per diluted share:

Earnings from continuing operations	$3.10	$3.23	$3.23

Income (loss) from discontinued operations	0.02	—	(0.04)

Net earnings per diluted share	$3.12	$3.23	$3.19

As of December 31, 2006 and 2004, all options outstanding were dilutive as their exercise prices were lower than the average market price of Company common shares. Options to purchase 0.6 million shares of common stock outstanding as of December 31, 2005 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Company common shares and, therefore, would be antidilutive.
19 — DISCONTINUED OPERATIONS
On June 18, 2004, the Company completed the transfer of its cigar operation to a smokeless tobacco competitor, in connection with the resolution of an antitrust action. This transfer was completed to satisfy the Company’s obligation under a litigation settlement, and therefore no cash consideration was received from the smokeless tobacco competitor. Prior to the transfer, the cigar operation had been included within All Other Operations for segment reporting purposes. As a result of the transfer, the results related to this operation are presented within “income (loss) from discontinued operations” for all periods presented on the

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
Consolidated Statement of Operations. No loss on disposal was recorded in 2004, as a charge for the fair value of the cigar operation was previously recorded in 2003 as a component of the antitrust litigation loss.
The operating results of the cigar operation, for the year ended December 31, 2004 were as follows:

Net sales	$4,215

Loss before income taxes	(4,899)

Income tax expense	(2,316)

Loss from discontinued operations	$(7,215)

Results for the year ended December 31, 2004 included a loss from the cigar operation and the recognition of expenses, including a $3.9 million accrual for an income tax contingency. In 2006, the Company recognized $3.9 million of after-tax income from discontinued operations due to the reversal of the aforementioned income tax contingency. This reversal resulted from a change in facts and circumstances, as the income tax consequences of the Company’s announced sale of its corporate headquarters in connection with Project Momentum have eliminated the need for the contingency.
20 — RESTRUCTURING
During the third quarter of 2006, the Company announced and commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over its first three years. This initiative was designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it will provide additional flexibility in the increasingly competitive smokeless tobacco category.
In connection with Project Momentum, restructuring charges of $22 million, related to the aforementioned $100 million in savings, were recognized for the year ended December 31, 2006 and are reported on the “restructuring charges” line in the Consolidated Statement of Operations. These charges were incurred in connection with the formal plans undertaken by management and are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges involves the use of judgments and estimates regarding the nature, timing and amount of costs to be incurred under Project Momentum. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. The following table provides a summary of restructuring charges incurred to date, as well as the total amount of charges expected to be incurred, in connection with Project Momentum for each major type of cost associated with the initiative:

	Restructuring Charges
	Incurred for the	Total Charges
	Year Ended	Expected to be
	December 31, 2006	Incurred(1)

One-time termination benefits	$15,625	$16,000 – $17,000

Contract termination costs	390	400 – 500

Other restructuring costs	5,982	11,000 – 12,000

Total	$21,997	$27,400 – $29,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time non-union positions across various functions and operations, primarily at the Company’s corporate headquarters. The majority of the total restructuring costs expected to be incurred were recognized in 2006, with the remainder anticipated to be recognized in 2007. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized.
One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs relate to charges for operating leases incurred in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees.
The following table provides a summary of restructuring charges incurred to date, as well as the total amount of charges expected to be incurred, in connection with Project Momentum, by reportable segment:

	Restructuring
	Charges Incurred
	for the	Total Charges
	Year Ended	Expected to be
	December 31, 2006	Incurred

Smokeless Tobacco	$19,542	$24,800 – $26,500

Wine	322	400 – 500

All Other Operations	151	200 – 300

Total — reportable segments	20,015	$25,400 – $27,300

Corporate (unallocated)	1,982	2,000 – 2,200

Total	$21,997	$27,400 – $29,500

Accrued restructuring charges are included on the “accounts payable and accrued expenses” line in the Consolidated Statement of Financial Position. A reconciliation of the changes in the liability balance since January 1, 2006 is presented below:

	One-Time	Contract	Other
	Termination	Termination	Restructuring
	Benefits	Costs	Costs	Total

Balance as of January 1, 2006	$—	$—	$—	$—

Add: restructuring charges incurred	15,625	390	5,982	21,997

Less: payments	(3,968)	(198)	(5,930)	(10,096)

Less: reclassified liabilities (1)	(7,308)	—	—	(7,308)

Balance as of December 31, 2006	$4,349	$192	$52	$4,593

(1)	Represents liabilities associated with restructuring charges that have been recorded within other line items on the Consolidated Statement of Financial Position at December 31, 2006. The $7.3 million consists of $6.8 million associated with enhanced retirement benefits, which is reflected in the accrued liabilities for pensions and other postretirement benefits, (See Note 14, “Employee Benefit and Compensation Plans”) and $0.5 million associated with share-based compensation, which is reflected in additional paid-in capital.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
21 — CONTINGENCIES
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
The Company recorded a charge of $40 million in 2003, which represented its best estimate of the total costs to resolve indirect purchaser actions. The corresponding liability is periodically reviewed and adjusted, when appropriate, for a number of factors, including differences between actual and estimated settlements, and changes in estimated participation and coupon redemption rates. In 2006, the Company recorded $2 million in pre-tax charges due to a change in the estimated coupon redemption rate for coupons in connection with the resolution of certain states’ indirect purchaser antitrust actions and higher than anticipated administrative expenses. In 2005, the Company recorded a $12.5 million net pre-tax charge related to costs to resolve, subject to court approval, certain states’ indirect purchaser actions less favorably than originally anticipated. At December 31, 2006, the liability associated with the resolution of these indirect purchaser actions decreased

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
to $12.9 million from $15.1 million at December 31, 2005, primarily as a result of actual coupon redemption and payments of administrative costs, partially offset by the aforementioned pre-tax charges in 2006.
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
Other Litigation
The Company has been named in an action in California brought by the People of the State of California, in the name of the Attorney General of the State of California, alleging that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA (see Note 22, “Other Matters” for additional information regarding the STMSA). The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt.
The Company believes, and has been so advised by counsel handling the foregoing case, that it has a number of meritorious defenses. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, the foregoing case is, and will continue to be, vigorously defended.
22 — OTHER MATTERS
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. Under the Tobacco Reform Act, the Secretary of Agriculture imposes quarterly assessments on tobacco manufacturers and importers, not to exceed a total of $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary are impacted by a number of allocation factors, as defined in the Tobacco Reform Act. These quarterly assessments are used to fund a trust to compensate, or “buy out,” tobacco quota farmers, in lieu of the repealed federal support program. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. In 2006, 2005 and 2004, the Company recognized charges of approximately $3.2 million, $4.2 million and $1 million, respectively, associated with assessments required by the Tobacco Reform Act.
In November 1998, the Company entered into the STMSA with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million, subject to a minimum 3 percent inflationary adjustment per annum, over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. The period over which the payments are to be made is subject to various indefinite deferral provisions based upon the Company’s share of the smokeless tobacco segment of the overall tobacco market (as defined in the STMSA). As a result of these provisions, the Company cannot reasonably estimate the value of the total remaining payments, given that these provisions require annual determination of the Company’s segment share. As such, the balance of the future potential payments, based on these segment share determinations, will be charged to expense in the period that the related shipments occur, with disbursements made in the following year. The total charges recorded in selling, advertising and administrative expenses by the Company in connection with the STMSA were $16.7 million, $14.8 million and $13.2 million in 2006, 2005 and 2004, respectively.
In the first quarter of 2004, the Company paid $200 million as part of the resolution of an antitrust action brought by a smokeless tobacco competitor.
23 — QUARTERLY FINANCIAL DATA
(Unaudited)

	First	Second	Third	Fourth	Year

2006

Net sales	$433,641	$472,900	$458,649	$485,721	$1,850,911

Gross profit	329,431	360,486	342,794	352,112	1,384,823

Net earnings	115,913	134,655	118,085	137,203	505,856

Basic earnings per share*	0.72	0.84	0.74	0.86	3.15

Diluted earnings per share*	0.71	0.83	0.73	0.85	3.12

2005

Net sales	$440,527	$480,116	$456,830	$474,412	$1,851,885

Gross profit	340,123	370,090	346,319	352,222	1,408,754

Net earnings	121,832	136,525	132,234	143,677	534,268

Basic earnings per share*	0.74	0.83	0.81	0.88	3.26

Diluted earnings per share*	0.73	0.82	0.80	0.88	3.23

*	Quarterly earnings per share amounts are based on average shares outstanding during each quarter and, therefore, may not equal the total calculated for the full year.
Results for the third and fourth quarters of 2006 included pre-tax restructuring charges of $17.5 million and $4.5 million, respectively. These charges were incurred in connection with the Company’s cost-reduction initiative, Project Momentum.
Results for the fourth quarter of 2006, included the reversal of $4.7 million of tax accruals attributable to completed income tax audits and the expiration of certain statutes of limitation.
Results for the second quarter of 2005 included a $12.5 million pre-tax charge related to costs to resolve certain states’ indirect purchaser actions less favorably than originally anticipated.
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
Report of Management on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in Part II, “Item 8 — Financial Statements and Supplementary Data.”
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B — Other Information
Not applicable.
PART III

Item 10 — Directors, Executive Officers and Corporate Governance
The Company hereby incorporates by reference the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K which is contained under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in its Notice of 2007 Annual Meeting and Proxy Statement.
The Company hereby incorporates by reference the information with respect to the names, ages and business experience of the directors of the Company which is contained in the table and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2007 Annual Meeting and Proxy Statement.

Executive Officers of the Registrant
The name, current position with the Company, age and business experience of each executive officer of the Company as of January 31, 2007 is set forth below:

Name	Current Position	Age

Murray S. Kessler	President and Chief Executive Officer	47

Robert T. D’Alessandro	Senior Vice President and Chief Financial Officer	53

Richard A. Kohlberger	Senior Vice President, General Counsel and Chief	61
	Administrative Officer

Theodor P. Baseler	President — International Wine & Spirits Ltd.	52

Daniel W. Butler	President — U.S. Smokeless Tobacco Company	47
None of the executive officers of the Company has any family relationship to any other executive officer, director of the Company or nominee for election as director.
After election, all executive officers of the Company serve until the next annual organization meeting of the Board of Directors or until their successors are elected and qualified. All of the executive officers of the Company have been employed continuously by it for more than five years, except for Mr. Butler who joined the Company in 2004.
Mr. Kessler has served as President and Chief Executive Officer of the Company since January 1, 2007 and served as its President and Chief Operating Officer from November 3, 2005 to December 31, 2006. Mr. Kessler has served as a member of the Company’s Board of Directors since November 3, 2005. He served as President of U.S. Smokeless Tobacco Company (“USSTC”) from April 6, 2000 to November 2, 2005. He served as Senior Vice President of USSTC from January 3, 2000 to April 5, 2000. He has been employed by the Company since January 3, 2000.
Mr. D’Alessandro has served as Senior Vice President and Chief Financial Officer of the Company since January 3, 2000. He served as Senior Vice President and Controller from January 1, 1996 until January 2, 2000. He has been employed by the Company since May 4, 1981.
Mr. Kohlberger has served as Senior Vice President, General Counsel and Chief Administrative Officer of the Company since January 1, 2007, and served as its Senior Vice President, General Counsel and Secretary from January 10, 2005 to December 31, 2006. He served as Senior Vice President from October 29, 1990 to January 9, 2005. He has been employed by the Company since October 9, 1978.
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
Code of Ethics
The Company has adopted a Code of Ethics for senior officers (the “Code”) that applies to its principal executive officer, principal financial officer and principal accounting officer (Controller). The Code is available on the Company’s website, www.ustinc.com, under the heading “Investors/ Corporate Governance/ Codes of Conduct.” A free copy of the Code will be made available to any stockholder upon oral or written request addressed to the Secretary at UST Inc., 100 West Putnam Avenue, Greenwich, Connecticut 06830. The Company will post promptly on its website any amendment to the Code or waiver of a provision thereunder, rather than filing with the SEC any such amendment or waiver as part of a Current Report on Form 8-K. The

Company has also adopted a Directors’ Code of Responsibility and a Code of Corporate Responsibility applicable to all employees. These codes are also posted on the Company’s website and are similarly available from the Company.
Director Nomination Procedures
The Company hereby incorporates by reference the information with respect to director nomination procedures which is contained under the caption “Director Nomination Procedures” in its Notice of 2007 Annual Meeting and Proxy Statement.
Audit Committee Matters
The Company hereby incorporates by reference the information with respect to its Audit Committee and the “Audit Committee Financial Expert” which is contained under the caption “Committees of the Board” in its Notice of 2007 Annual Meeting and Proxy Statement.
Item 11 — Executive Compensation
The Company hereby incorporates by reference the information with respect to executive compensation contained in the tables, related notes thereto and the accompanying text set forth under the caption “Executive Compensation,” and the information with respect to Compensation Committee interlocks and insider participation which is contained under the caption “Committees of the Board.” The information contained under the caption “Compensation Committee Report” in its Notice of 2007 Annual Meeting and Proxy Statement is incorporated herein by reference in response to this Item.
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Company hereby incorporates by reference the information with respect to the security ownership of management which is contained in the table and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2007 Annual Meeting and Proxy Statement.
In addition, the Company hereby incorporates by reference the information with respect to the security ownership of persons known to the Company to beneficially own more than 5 percent of the Company’s outstanding stock, which is contained under the caption “Beneficial Ownership of Common Stock” in its Notice of 2007 Annual Meeting and Proxy Statement.
Equity Compensation Plan Information
The following table summarizes the equity compensation plans under which securities may be issued as of December 31, 2006. The securities which may be issued consist solely of UST Inc. Common Stock.

Number of
Securities
Remaining
	Number of	Weighted	Available for
	Securities to be	Average	Future Issuance
	Issued Upon	Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)(3)	(c)

Equity compensation plans approved by security holders	5,730,732 (1)	$34.43	9,250,464

Equity compensation plans not approved by security holders(2)	9,610	$43.40	—

Total	5,740,342	$34.45	9,250,464

(1)	Consists of 250,000 shares issuable upon exercise of outstanding stock options, 301,522 shares issuable upon vesting of outstanding restricted stock, 202,150 shares issuable upon conversion of outstanding restricted stock units and 23,727 shares issuable upon conversion of outstanding deferred stock under the UST Inc. 2005 Long-Term Incentive Plan (“2005 LTIP”). In addition, 1,542,900 shares issuable upon exercise of outstanding stock options, 261,013 shares issuable upon vesting of outstanding restricted stock and 28,325 shares issuable upon conversion of outstanding restricted stock units under the UST Inc. Amended and Restated Stock Incentive Plan (formerly the UST Inc. 2001 Stock Option Plan) are included in the above total. Also included in the total are 3,075,100 shares and 45,995 shares issuable upon exercise of outstanding stock options under the 1992 Stock Option Plan and the Nonemployee Directors’ Stock Option Plan, respectively.

(2)	Includes the Nonemployee Directors’ Restricted Stock Award Plan.

(3)	Represents the weighted-average grant date fair value of restricted stock and restricted stock units and the weighted-average exercise price of options outstanding at December 31, 2006.
Item 13 — Certain Relationships and Related Transactions, and Director Independence
The Company hereby incorporates by reference information with respect to indebtedness of management which is contained in the table and the accompanying text set forth under the caption “Indebtedness of Management,” and with respect to the Company’s policies and procedures for the review and approval of transactions in which a related party is known to have a direct or indirect interest, the information under the caption “Policy Governing Related Party Transactions” in its Notice of 2007 Annual Meeting and Proxy Statement.
In addition, the Company hereby incorporates by reference information with respect to the independence of directors which is contained under the caption “Director Independence” in its Notice of 2007 Annual Meeting and Proxy Statement.
Item 14 — Principal Accountant Fees and Services
The Company hereby incorporates by reference the information required herein which is contained under the captions entitled “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” in its Notice of 2007 Annual Meeting and Proxy Statement.

PART IV

Item 15 — Exhibits and Financial Statement Schedules
Documents filed as part of this Report:
UST Inc. Schedule II — Valuation and Qualifying Accounts For the Years 2006, 2005 and 2004
(Dollars in thousands)

	Balance at			Balance at
	Beginning			End of
	of Period	Additions	Deductions	Period

Year ended December 31, 2006:

Deducted from accounts receivable:

Allowance for doubtful accounts	$79	$26	$(6)	$99

Deducted from inventories:

Reserve for inventory obsolescence	2,995	2,053	(2,318)	2,730

Year ended December 31, 2005:

Deducted from accounts receivable:

Allowance for doubtful accounts	513	236	(670)	79

Deducted from inventories:

Reserve for inventory obsolescence	2,424	3,567	(2,996)	2,995

Year ended December 31, 2004:

Deducted from accounts receivable:

Allowance for doubtful accounts	1,375	7	(869)	513

Deducted from inventories:

Reserve for inventory obsolescence	7,190	4,089	(8,855)	2,424
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
3.2 — By-Laws adopted on December 23, 1986, amended and restated effective October 22, 1998, amended August 4, 2005, amended and restated effective January 1, 2007, incorporated by Reference to Exhibit 3.1 to Form 8-K dated November 2, 2006.
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
10.26* — Amendment to the UST Inc. Long-Term Incentive Plan, dated December 7, 2006.
10.27* — Form of Notice of Grant and Restricted Stock Agreement between the Company and certain officers, incorporated by reference to Exhibit 10.3 to Form 8-K filed December 13, 2005.
10.28* — Form of Notice of Grant and Stock Option Agreement between the Company and Daniel W. Butler, incorporated by reference to Exhibit 10.4 to Form 8-K filed December 13, 2005.
10.29* — Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 10, 2005.
10.30* — UST Inc. Director Deferral Program, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 10, 2006.
10.31* — Severance Agreement, dated June 23, 2006, by and between UST Inc. and Robert T. D’Alessandro, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 27, 2006.
10.32* — Severance Agreement, dated June 23, 2006, by and among UST Inc., U.S. Smokeless Tobacco Company and Daniel W. Butler, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 27, 2006.
10.33* — Severance Agreement, dated June 23, 2006, by and among UST Inc., International Wine & Spirits Ltd. and Theodor P. Baseler, incorporated by reference to Exhibit 10.3 to Form 8-K filed June 27, 2006.
10.34* — Employment Agreement, dated December 7, 2006, by and between UST Inc. and Murray S. Kessler, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 11, 2006.
10.35* — Form of Notice of Grant and Restricted Stock Agreement between the Company and Daniel W. Butler, incorporated by reference to Exhibit 10.2 to Form 8-K filed December 11, 2006.
10.36 — Purchase and Sale Agreement, by and between UST Inc. and Antares 100WP LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 2, 2007.

21 — Subsidiaries of UST Inc.
23 — Consent of Independent Registered Public Accounting Firm.
31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32 — Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of the rules governing the preparation of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Inc.
Date: February 23, 2007
	By:	/s/ MURRAY S. KESSLER Murray S. Kessler President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

February 23, 2007	Director, Chairman of the Board	/s/ VINCENT A. GIERER, JR. Vincent A. Gierer, Jr.
February 23, 2007	Director, President and Chief Executive Officer (Principal Executive Officer)	/s/ MURRAY S. KESSLER Murray S. Kessler

February 23, 2007	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ ROBERT T. D’ALESSANDRO Robert T. D’Alessandro

February 23, 2007	Vice President and Controller (Principal Accounting Officer)	/s/ JAMES D. PATRACUOLLA James D. Patracuolla

February 23, 2007	Director	/s/ JOHN D. BARR John D. Barr

February 23, 2007	Director	/s/ JOHN P. CLANCEY John P. Clancey

February 23, 2007	Director	/s/ PATRICIA DIAZ DENNIS Patricia Diaz Dennis

February 23, 2007	Director	/s/ JOSEPH E. HEID Joseph E. Heid

February 23, 2007	Director	/s/ PATRICK J. MANNELLY Patrick J. Mannelly

February 23, 2007	Director	/s/ PETER J. NEFF Peter J. Neff

February 23, 2007	Director	/s/ ANDREW J. PARSONS Andrew J. Parsons

February 23, 2007	Director	/s/ RONALD J. ROSSI Ronald J. Rossi