Form 10-Q
period 2007-03-31
UST INC
filed 2007-05-04
CIK 811669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of Common shares ($.50 par value) outstanding at April 30, 2007     160,168,658

UST Inc.
(“Registrant” or the “Company”)

(1)

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$352,322	$254,393
Short-term investments	28,200	20,000
Accounts receivable	51,435	52,501
Inventories:
Leaf tobacco	198,139	201,035
Products in process	224,378	233,741
Finished goods	146,937	145,820
Other materials and supplies	23,410	20,662

Total inventories	592,864	601,258
Deferred income taxes	25,853	11,370
Income taxes receivable	7,962	—
Assets held for sale	1,816	31,452
Prepaid expenses and other current assets	43,300	27,136

Total current assets	1,103,752	998,110
Property, plant and equipment, net	382,919	389,810
Deferred income taxes	30,627	26,239
Other assets	25,549	26,189

Total assets	$1,542,847	$1,440,348

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$170,799	$268,254
Income taxes payable	58,563	18,896
Litigation liability	132,591	12,927

Total current liabilities	361,953	300,077
Long-term debt	840,000	840,000
Postretirement benefits other than pensions	88,589	86,413
Pensions	148,019	142,424
Income taxes payable	36,850	—
Other liabilities	13,718	5,608

Total liabilities	1,489,129	1,374,522

Contingencies (see Note 14)
Stockholders’ equity:
Capital stock (1)	105,259	104,956
Additional paid-in capital	1,065,619	1,036,237
Retained earnings	643,551	635,272
Accumulated other comprehensive loss	(56,914)	(56,871)

	1,757,515	1,719,594
Less treasury stock (2)	1,703,797	1,653,768

Total stockholders’ equity	53,718	65,826

Total liabilities and stockholders’ equity	$1,542,847	$1,440,348

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 210,517,377 shares in 2007 and 209,912,510 shares in 2006. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	50,186,013 shares and 49,319,673 shares of treasury stock at March 31, 2007 and December 31, 2006, respectively.

Note:	The Condensed Consolidated Statement of Financial Position at December 31, 2006 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

(2)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$447,018	$433,641

Costs and expenses:
Cost of products sold	103,127	92,191
Excise taxes	12,526	12,019
Selling, advertising and administrative	133,060	131,708
Restructuring charges	3,520	—
Antitrust litigation	122,100	1,350

Total costs and expenses	374,333	237,268

Gain on sale of corporate headquarters building	105,143	—

Operating income	177,828	196,373
Interest, net	9,575	11,470

Earnings before income taxes	168,253	184,903
Income tax expense	60,740	68,990

Net earnings	$107,513	$115,913

Net earnings per share:
Basic	$0.67	$0.72
Diluted	0.67	0.71

Dividends per share	$0.60	$0.57

Average number of shares:
Basic	159,970	161,602
Diluted	161,578	162,649
See Notes to Condensed Consolidated Financial Statements.

(3)

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Operating Activities:
Net earnings	$107,513	$115,913
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,321	11,346
Share-based compensation expense	2,104	1,860
Excess tax benefits from share-based compensation	(5,527)	(282)
Gain on sale of corporate headquarters building	(105,143)	—
Gain on disposition of property, plant and equipment	(1,528)	(2,372)
Amortization of imputed rent on corporate headquarters building	963	—
Deferred income taxes	(3,546)	(1,533)
Changes in operating assets and liabilities:
Accounts receivable	1,066	7,122
Inventories	8,394	8,259
Prepaid expenses and other assets	(1,905)	1,148
Accounts payable, accrued expenses, pensions and other liabilities	(90,070)	(86,049)
Income taxes	57,132	68,446
Litigation liability	119,664	919

Net cash provided by operating activities	100,438	124,777

Investing Activities:
Short-term investments, net	(8,200)	10,000
Purchases of property, plant and equipment	(4,650)	(4,763)
Proceeds from dispositions of property, plant and equipment	130,187	5,957
Investment in joint venture	39	(578)

Net cash provided by investing activities	117,376	10,616

Financing Activities:
Proceeds from the issuance of stock	20,932	4,594
Excess tax benefits from share-based compensation	5,527	282
Dividends paid	(96,315)	(92,199)
Stock repurchased	(50,029)	(50,023)

Net cash used in financing activities	(119,885)	(137,346)

Increase (decrease) in cash and cash equivalents	97,929	(1,953)
Cash and cash equivalents at beginning of year	254,393	202,025

Cash and cash equivalents at end of the period	$352,322	$200,072

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Income taxes	$7,225	$3,948
Interest	$19,875	$19,875
See Notes to Condensed Consolidated Financial Statements.

(4)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of UST Inc. (the “Company”) and all of its subsidiaries after the elimination of intercompany accounts and transactions. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).
2 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. The Company adopted the provisions of FIN 48 on January 1, 2007, as required. See Note 6, “Income Taxes” for more details.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is to be applied on a prospective basis, with limited exceptions for specified financial instruments. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, the Company plans to adopt the provisions of SFAS No. 157 on January 1, 2008. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to irrevocably choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. For any eligible items that exist at the effective date for which an entity chooses to elect the fair value option, the effect of the first remeasurement to fair value shall be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is in the process of evaluating the impact that this pronouncement may have on its results of operations and financial condition.

(5)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3 — CAPITAL STOCK
The Company repurchased approximately 0.9 million shares of outstanding common stock at a cost of approximately $50 million during the three months ended March 31, 2007. The repurchases were made pursuant to the Company’s authorized program, approved in December 2004, to repurchase up to 20 million shares of its outstanding common stock. As of March 31, 2007, approximately 7.9 million shares have been repurchased at a cost of approximately $367 million under the program.
4 — SHARE-BASED COMPENSATION
The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”). SFAS No. 123(R) requires all share-based payments issued to acquire goods or services, including grants of employee stock options, to be recognized in the statement of operations based on their fair values, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.
The following table provides a breakdown by line item of the pre-tax share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the quarters ended March 31, 2007 and 2006, respectively, as well as the related income tax benefit and amounts capitalized as a component of inventory for each period.

	Three Months Ended March 31,
	2007	2006
Selling, advertising and administrative expense	$1,951	$1,766
Cost of products sold	144	94
Restructuring charges (1)	9	—

Total pre-tax share-based compensation expense	$2,104	$1,860

Income tax benefit	$809	$674
Capitalized as inventory	31	25

(1)	Represents share-based compensation expense recognized in connection with one-time termination benefits provided to employees affected by the Company’s previously announced cost-reduction initiative called “Project Momentum.” See Note 13 – “Restructuring” for additional information regarding Project Momentum.
During 2006, the Company awarded 97,000 shares of restricted stock, for which the performance targets were not established until February 2007. In accordance with SFAS No. 123(R), a grant date, for purposes of measuring compensation expense, occurred in February 2007 when the performance measures were established, as that was when both the Company and the award recipients had a mutual understanding of the key terms and conditions of the award. The weighted-average grant date fair value of such restricted shares was $60.54.
During the first quarter of 2007, 0.7 million options were exercised with a weighted-average exercise price of $31.14. At March 31, 2007, there were 4.3 million options outstanding and 4 million options exercisable, with weighted-average exercise prices of $33.58 and $32.52, respectively. In addition, there were 0.2 million restricted stock units and 0.4 million shares of restricted stock outstanding at March 31, 2007, with weighted-

(6)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
average grant date fair values of $41.22 and $44.93, respectively.
5 — EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), as amended by SFAS No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), the following provides the components of net periodic benefit cost for the three months ended March 31, 2007 and 2006, respectively:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$4,758	$4,989	$1,302	$1,528
Interest cost	8,263	7,474	1,336	1,295
Expected return on plan assets	(7,282)	(6,447)	—	—
Amortization of unrecognized transition asset	(2)	(2)	—	—
Amortization of prior service cost (credit)	18	5	(1,229)	(1,463)
Recognized actuarial loss	804	1,746	274	412
Special termination benefits	1,974	—	—	—

Net periodic benefit cost	$8,533	$7,765	$1,683	$1,772

During the first quarter of 2007, the Company recorded a charge for special termination benefits related to its defined benefit pension plans in connection with an executive officer’s separation from service.
As previously disclosed in the 2006 Form 10-K, the Company expects to contribute $7.2 million to its non-qualified defined benefit pension plans in 2007.
6 — INCOME TAXES
The Company’s income tax provision takes into consideration pre-tax income, statutory tax rates and the Company’s tax profile in the various jurisdictions in which it operates. The tax bases of the Company’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company recognizes tax benefits in accordance with the provisions of FIN 48, which it adopted as of January 1, 2007. Prior to the Company’s adoption of FIN 48, accruals for uncertain income tax positions were established in accordance with SFAS No. 5, Accounting for Contingencies.
Upon the adoption of FIN 48, the Company recognized a $16.4 million increase in the liability for unrecognized tax benefits of which $0.1 million was accounted for as a reduction to the opening balance of retained earnings and $16.3 million was accounted for as an adjustment to deferred taxes for amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. As of January 1, 2007 and March 31, 2007, the total liability for unrecognized tax benefits was $38.2 million and $38.4 million, respectively. The $38.4 million liability for

(7)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
unrecognized tax benefits as of March 31, 2007 represents the gross tax liability for all jurisdictions. This liability, net of federal tax benefit, is reported on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company recognizes accruals of interest and penalties related to unrecognized tax benefits in income tax expense. During the quarters ended March 31, 2007 and 2006, the Company recognized approximately $0.8 million and $0.5 million, respectively, in interest and penalties. As of January 1, 2007 and March 31, 2007, the Company had a liability of approximately $8.2 million and $9.0 million, respectively, for the payment of interest and penalties. This liability is reported on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company continually and regularly evaluates, assesses and adjusts its accruals for income taxes in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $38.4 million of unrecognized tax benefits as of March 31, 2007, approximately $21.8 million would impact the annual effective tax rate if such amounts were recognized. The remaining $16.6 million of unrecognized tax benefits relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Based on information obtained to date, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $2.2 million within the next 12 months due to lapses in statutes of limitations in multiple state jurisdictions.
The Internal Revenue Service (“IRS”) and other tax authorities in various states and foreign jurisdictions audit the Company’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which the Company has an unrecognized tax benefit is audited and ultimately resolved. With few exceptions, the Company is no longer subject to federal, state and local or foreign income tax examinations by tax authorities for years before 2003. While it is often difficult to predict the timing of tax audits and their final outcome, the Company believes that its estimates reflect the most likely outcome of known tax contingencies. However, the final resolution of any such tax audit could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a significant impact on its results of operations in any given period.
The Company’s effective tax rate decreased to 36.1 percent for the quarter ended March 31, 2007 from 37.3 percent for the quarter ended March 31, 2006. The decrease in the effective tax rate for the first three months of 2007, as compared to the first three months of 2006, was primarily due to the scheduled statutory increase in 2007 for the deduction available for qualified domestic production activities.

(8)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
7 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three Months Ended March 31,
	2007	2006
Net Sales to Unaffiliated Customers
Smokeless Tobacco	$367,433	$366,278
Wine	68,776	56,309
All Other	10,809	11,054

Net sales	$447,018	$433,641

Operating Profit (1)
Smokeless Tobacco (2)	$70,990	$191,690
Wine	11,144	8,536
All Other	3,996	3,708

Operating profit	86,130	203,934
Gain on Sale of Corporate Headquarters Building	105,143	—
Corporate expenses (1)	(13,445)	(7,561)
Interest, net	(9,575)	(11,470)

Earnings before income taxes	$168,253	$184,903

(1)   Operating profit for each reportable segment and corporate expenses reflect the impact of restructuring charges. See Note 13, “Restructuring,” for additional information.
(2)   Smokeless Tobacco segment operating profit for the three months ending March 31, 2007 and 2006 includes antitrust litigation charges of $122.1 million and $1.4 million, respectively. See Note 14, “Contingencies,” for additional information.
The Company’s identifiable assets by reportable segment as of March 31, 2007 did not change significantly from amounts appearing in the December 31, 2006 Consolidated Segment Information (See the 2006 Form 10-K), with the exception of corporate assets which reflect an increase in cash and cash equivalents primarily related to the sale of the corporate headquarters building (See Note 8, “Assets Held For Sale” for further information).

(9)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8 — ASSETS HELD FOR SALE
The Company had $1.8 million classified as “assets held for sale” at March 31, 2007, which consisted of the Company’s corporate conference center located in Watch Hill, Rhode Island. As noted in the 2006 Form 10-K, this property initially met the criteria to be considered held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at December 31, 2006. There have been no impairment charges recorded with respect to this property, as its net carrying value is lower than its estimated fair value less costs to sell. The Company currently anticipates that the sale of the Watch Hill conference center will occur later in 2007.
In January 2007, the Company sold a winery property located in the State of Washington for net proceeds of $3.1 million, resulting in a pre-tax gain of $2 million, which was recorded as a reduction to selling, advertising and administrative (“SA&A”) expenses in the Condensed Consolidated Statement of Operations. Prior to this transaction, the property was included within “assets held for sale” on the December 31, 2006 Consolidated Statement of Financial Position.
In March 2007, the Company finalized the sale of its corporate headquarters for cash proceeds of $130 million, as well as a below-market, short-term lease with an imputed fair market value of approximately $6.7 million. This sale resulted in a pre-tax gain of approximately $105 million, which is reported on the “gain on sale of corporate headquarters building” line in the Condensed Consolidated Statement of Operations. Prior to this transaction, the property was included within “assets held for sale” on the December 31, 2006 Consolidated Statement of Financial Position.
In March 2006, the Company sold a winery property located in California with a carrying value of $3.4 million for net proceeds of $5.9 million, resulting in a pre-tax gain of $2.5 million, which was recorded as a reduction to SA&A expenses in the Condensed Consolidated Statement of Operations.
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

(10)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net earnings	$107,513	$115,913

Denominator:
Denominator for basic earnings per share — weighted-average shares	159,970	161,602
Dilutive effect of share-based awards	1,608	1,047

Denominator for diluted earnings per share	161,578	162,649

Basic earnings per share	$0.67	$0.72

Diluted earnings per share	$0.67	$0.71

Options to purchase approximately 0.6 million shares of common stock outstanding as of March 31, 2006 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.
10 — COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, the change in the fair value of derivatives designated as effective cash flow hedges and changes in deferred components of net periodic pension and other postretirement benefit costs. For the first quarter of 2007 and 2006, total comprehensive income, net of taxes, amounted to $107.5 million and $116.4 million, respectively.
11 — PURCHASE COMMITMENTS
As of March 31, 2007 the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.
As of March 31, 2007, the Company has contractual obligations of approximately $59.7 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products. Through March 31, 2007, the Company completed $15.3 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2006. There are no contractual obligations to purchase leaf tobacco with terms beyond one year.

(11)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Purchase commitments under contracts to purchase grapes for the periods beyond one year are subject to variability resulting from potential changes in market price indices. The following table presents a summary of the change in the Company’s future payment obligations, as of March 31, 2007, for the purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions:

	2007	2008	2009	2010	2011	Thereafter	Total

Grape commitments - January 1, 2007	$66,805	$65,605	$65,776	$63,193	$59,047	$125,011	$445,437
Net increase	1,174	1,358	1,664	1,887	1,379	4,135	11,597

Grape commitments - March 31, 2007	$67,979	$66,963	$67,440	$65,080	$60,426	$129,146	$457,034

12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 through a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at March 31, 2007 was a net liability of $2.7 million, based on a dealer quote, considering current market rates, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at March 31, 2007 included the accumulated loss on the cash flow hedge (net of taxes) of $1.8 million, which reflects the $0.2 million (net of taxes) of other comprehensive income recognized for the three months ended March 31, 2007, in connection with the change in fair value of the swap.
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at March 31, 2007 was a net liability of $1.8 million, based on a dealer quote, considering current market conditions, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at March 31, 2007 included the accumulated loss on the cash flow hedge (net of taxes) of $1.2 million, which reflects the $0.5 million (net of taxes) of other comprehensive loss recognized for the three months ended March 31, 2007, in connection with the change in fair value of the swap.
13 — RESTRUCTURING
During the third quarter of 2006, the Company announced and commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over its first three years. This initiative is designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it will provide additional financial flexibility in the increasingly competitive smokeless tobacco category.
In connection with the continued implementation of Project Momentum, restructuring charges of $3.5 million, related to the aforementioned $100 million in savings, were recognized for the three months ended March 31,

(12)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
2007 and are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations. These charges were incurred in connection with the formal plans undertaken by management and are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges involves the use of judgments and estimates regarding the nature, timing and amount of costs to be incurred under Project Momentum. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. The following table provides a summary of restructuring charges incurred for the three months ended March 31, 2007, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, for each major type of cost associated with the initiative:

	Restructuring
	Charges Incurred	Cumulative
	for the Three	Charges Incurred	Total Charges
	Months Ended	as of March 31,	Expected to be
	March 31, 2007	2007	Incurred (1)
One-time termination benefits	$48	$15,673	$16,000-$17,000
Contract termination costs	17	407	400 - 500
Other restructuring costs	3,455	9,437	11,000 - 12,000

Total	$3,520	$25,517	$27,400-$29,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time non-union positions across various functions and operations, primarily at the Company’s corporate headquarters. The majority of the total restructuring costs expected to be incurred were recognized in 2006, with the remainder anticipated to be recognized in 2007. Total restructuring charges expected to be incurred related to the aforementioned $100 million in savings currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized.
One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs relate to the termination of operating leases in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees, as well as asset impairment charges.
The following table provides a summary of restructuring charges incurred for the three months ended March 31, 2007, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, by reportable segment:

(13)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Restructuring Charges	Cumulative
	Incurred for the Three	Charges Incurred	Total Charges
	Months Ended March	as of March 31,	Expected to be
	31, 2007	2007	Incurred
Smokeless Tobacco	$3,233	$22,775	$24,400-$26,100
Wine	—	322	400 - 500
All Other Operations	—	151	200 - 300

Total — reportable segments	3,233	23,248	$25,000-$26,900
Corporate (unallocated)	287	2,269	2,400 - 2,600

Total	$3,520	$25,517	$27,400-$29,500

Accrued restructuring charges are included in the “accounts payable and accrued expenses” line on the Condensed Consolidated Statement of Financial Position. A reconciliation of the changes in the liability balance since December 31, 2006 is presented below.

	One-Time	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total

Balance as of December 31, 2006	$4,349	$192	$52	$ 4,593
Add: restructuring charges incurred	48	17	3,455	3,520
Less: payments	(2,345)	(61)	(3,317)	(5,723)
Less: reclassified liabilities (1)	(9)	—	—	(9)

Balance as of March 31, 2007	$2,043	$148	$190	$ 2,381

(1)	Represents liabilities associated with restructuring charges that have been recorded within other line items on the Condensed Consolidated Statement of Financial Position at March 31, 2007. The $9 thousand relates to share-based compensation, which is reflected in additional paid-in capital.
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

(14)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Smokeless Tobacco Litigation
The Company is named in certain actions in West Virginia brought on behalf of individual plaintiffs against cigarette manufacturers, smokeless tobacco manufacturers, and other organizations seeking damages and other relief in connection with injuries allegedly sustained as a result of tobacco usage, including smokeless tobacco products. Included among the plaintiffs are three individuals alleging use of the Company’s smokeless tobacco products and alleging the types of injuries claimed to be associated with the use of smokeless tobacco products. These individuals also allege the use of other tobacco products.
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
The Company was named in an action in Idaho brought on behalf of a minor child alleging that his father died of “cancer of the throat” as a result of his use of the Company’s smokeless tobacco product. Plaintiff also alleged “addiction” to nicotine and seeks unspecified compensatory damages and other relief. In April 2007, the Court entered a Stipulation and Notice of Voluntary Dismissal of Action with Prejudice pursuant to agreement of the parties, which provided the Company make a payment of approximately $37 thousand for attorneys’ fees and other expenses, thereby dismissing this matter in its entirety.
The Company has been named in an action in Connecticut brought by a plaintiff individually, as executrix and fiduciary of her deceased husband’s estate and on behalf of their minor children for injuries, including “squamous cell carcinoma of the tongue,” allegedly sustained by decedent as a result of his use of the Company’s smokeless tobacco products. The Complaint also alleges “addiction” to smokeless tobacco. The Complaint seeks compensatory and punitive damages in excess of $15 thousand and other relief.
The Company believes, and has been so advised by counsel handling these cases, that it has a number of meritorious defenses to all such pending litigation. Except as to the Company’s willingness to consider alternative solutions for resolving litigation issues, all such cases are, and will continue to be, vigorously defended. The Company believes that the ultimate outcome of such pending litigation will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the potential financial impact of these cases, the Company is not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.
Antitrust Litigation
Following a previous antitrust action brought against the Company by a competitor, Conwood Company L.P, the Company was named as a defendant in certain actions brought by indirect purchasers (consumers and retailers) in a number of jurisdictions. As indirect purchasers of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class, plaintiffs in those actions allege, individually and

(15)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
on behalf of putative class members in a particular state or individually and on behalf of class members in the applicable states, that the Company has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. In connection with these actions, plaintiffs sought to recover compensatory and statutory damages in an amount not to exceed $75 thousand per purported class member or per class member, and certain other relief. The indirect purchaser actions, as filed, were similar in all material respects.
Prior to 2007, actions in all but four of the jurisdictions were resolved, either through court-approved settlements or dismissals, including a dismissal in the New Hampshire action that is currently on appeal by the plaintiffs. Pursuant to the settlements, adult consumers received coupons redeemable on future purchases of the Company’s moist smokeless tobacco products, and the Company agreed to pay all related administrative costs and plaintiffs’ attorneys’ fees.
In April 2007, the Company entered into a Memorandum of Understanding to resolve the Wisconsin class action, and in May 2007, the Company entered into a Memorandum of Understanding to resolve the California class action. For additional details on the resolution of the Wisconsin and California class actions, see “Item 1. Legal Proceedings” in Part II. In connection with the resolution of the Wisconsin and California class actions, the Company recorded a $122.1 million pre-tax charge in the first quarter of 2007 related to the estimated costs to resolve these actions, subject to respective court approval. Approximately $28.5 million of this charge relates to settlement of the Wisconsin action resulting from court-ordered mediation in April 2007. The charge reflects costs attributable to coupons that will be distributed to consumers, which will be redeemable on future purchases of the Company’s moist smokeless tobacco products. Also reflected in the Wisconsin charge are plaintiffs’ attorneys’ fees and other administrative costs of the settlement. The remaining $93.6 million of the first quarter 2007 charge relates to settlement of the California action in May 2007, as a result of court-ordered mediation. This charge brings the total recognized liability for the California action to $96 million, which reflects the cost of cash payments to be made to the benefit of class members, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement.
The liability associated with the Company’s estimated costs to resolve all indirect purchaser actions increased to approximately $132.6 million at March 31, 2007, from $12.9 million at December 31, 2006, primarily as a result of the charge recognized for the Wisconsin and California settlements, partially offset by actual coupon redemption and payments of administrative costs related to previous settlements.
To date, indirect purchaser actions in almost all of the jurisdictions have been resolved, including those subject to court approval, leaving two unresolved actions in the States of Pennsylvania and Massachusetts. In the Pennsylvania action, which is before a federal court in Pennsylvania, the Third Circuit Court of Appeals has accepted the Company’s appeal of the trial court’s denial of the Company’s motion to dismiss the complaint. The Company continues to believe there is insufficient basis for plaintiffs’ complaint. The Company also believes the facts and circumstances in the Massachusetts class action will continue to support its defenses. The Company believes, and has been so advised by counsel handling these actions, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. The Company believes that the ultimate outcome of these actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if

(16)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
any, beyond the amounts accrued, which could be associated with an adverse resolution.
Also, two additional matters remain outstanding in connection with indirect purchaser actions.
Counsel for plaintiffs in the settlement of the Kansas and New York actions filed a motion for an additional amount of approximately $8.5 million in attorneys’ fees, expenses and costs, plus interest, beyond the previously agreed-upon amounts already paid by the Company. An evidentiary hearing on plaintiffs’ motion was held in April 2006. To date, the court has not ruled on the motion. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and will continue to vigorously defend against this motion. As such, the Company has not recognized a liability for the additional amounts sought in this motion.
The Company has been served with a purported class action complaint filed in federal court in West Virginia, attempting to challenge certain aspects of a prior settlement approved by the Tennessee state court and seeking additional amounts purportedly consistent with subsequent settlements of similar actions, estimated by plaintiffs to be between $8.9 million and $214.2 million, as well as punitive damages and attorneys’ fees. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and will continue to vigorously defend against this complaint. As such, the Company has not recognized a liability for the additional amounts sought in this complaint.
The Company believes that the ultimate outcome of these two actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, the effect of an adverse resolution could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such resolution, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of lose, if any, which could be associated with an adverse resolution.
Other Litigation
The Company has been named in an action in California brought by the People of the State of California, in the name of the Attorney General of the State of California, alleging that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA (see Note 15, “Other Matters” for additional information regarding the STMSA). The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt.
The Company believes, and has been so advised by counsel handling the foregoing case, that it has a number of meritorious defenses. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, the foregoing case is, and will continue to be, vigorously defended.

(17)

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
15 — OTHER MATTERS
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. Under the Tobacco Reform Act, the Secretary of Agriculture imposes quarterly assessments on tobacco manufacturers and importers used to fund a trust to compensate tobacco quota farmers. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. The Company recognized charges of approximately $1 million and $0.7 million in the quarters ended March 31, 2007 and 2006, respectively, associated with the assessments required by the Tobacco Reform Act.
In November 1998, the Company entered into the STMSA with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. For the first quarter of 2007 and 2006, total charges recorded by the Company in connection with the STMSA were $4.6 million and $4.2 million, respectively.
For further information on both items, refer to Part II, Item 8 “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 22, Other Matters,” in the 2006 Form 10-K.

(18)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Form 10-Q, as well as the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”). Herein, the Company makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).” In addition, the Company has presented certain risk factors relevant to the Company’s business included in Item 1A in Part I of the 2006 Form 10-K.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto, to assist individuals in their review of such statements. MD&A has been organized as follows:
•	OVERVIEW – This section provides context for the remainder of MD&A, including a general description of the Company’s overall business, its business segments and a high-level summary of Company-specific and industry-wide factors impacting its operations.

•	RESULTS OF OPERATIONS – This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2007 and 2006. This section is organized using a layered approach, beginning with a discussion of consolidated results at a summary level, followed by more detailed discussions of business segment results and unallocated corporate items, including interest and income taxes.

•	OUTLOOK – This section provides information regarding the Company’s current expectations, mainly with regard to the remainder of the current fiscal year, and is organized to provide information by business segment and on a consolidated basis.

•	LIQUIDITY AND CAPITAL RESOURCES – This section provides an analysis of the Company’s financial condition, including cash flows for the three months ended March 31, 2007 and 2006 and any material updates to the Company’s aggregate contractual obligations as of March 31, 2007.

•	NEW ACCOUNTING STANDARDS – This section provides information regarding any newly issued accounting standards which have not yet been adopted by the Company.
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

(19)

The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two reportable segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are reported as All Other Operations.
In the third quarter of 2006, the Company commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over its first three years. The Company believes that such an effort is prudent from a long-term growth perspective, as it is designed to provide resources for additional financial flexibility in the increasingly competitive smokeless tobacco category. For 2007, the first full year of implementation, the Company continues to project realized savings related to Project Momentum of at least $45 million, with a potential for up to an additional $20 million.
SMOKELESS TOBACCO SEGMENT
Category Growth
The Company’s primary objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults, primarily smokers, with a secondary objective of being competitive in every segment of the moist smokeless tobacco category. Over the past several years, industry trends have shown that some adult consumers in this category have migrated from premium brands to brands in the price-value and sub-price-value segments. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult consumers, primarily smokers, to the moist smokeless tobacco category, as approximately every one percent of adult smokers who convert to moist smokeless tobacco represents a 7 percent to 8 percent increase in the category’s adult consumer base, and consumer research indicates that the majority of new adult consumers enter the category in the premium segment.
In addition to advertising initiatives focused on category growth, the Company has utilized its direct mail marketing program to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to over four million adult smokers. The direct mail program, which the Company believes has been successful over the past two years, continues in 2007. Also crucial to the success of the Smokeless Tobacco segment’s category growth initiatives is product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years. The Company believes that its category growth efforts have contributed to the moist smokeless tobacco category’s strong growth rates since their implementation.
Premium Brand Loyalty
While category growth remains the Company’s priority, it has significantly increased its focus on efforts to increase adult consumer loyalty for its premium moist smokeless tobacco products. In connection with these efforts, during 2006 the Company implemented a plan under which it incurred significant incremental spending to stabilize premium net unit volume by strengthening premium brand loyalty. The premium brand loyalty plan is designed to deliver value to adult consumers through promotional spending and other price-focused initiatives implemented on a state-by-state basis. Based on sequential trend improvements in net unit volume for premium products throughout 2006 (with year-over-year growth in the second half of 2006), and with continued year-over-year growth into the first quarter of 2007, the Company believes the premium brand loyalty efforts have proven successful. The Company is increasing spending above 2006 levels on such initiatives during 2007, with the goal of growing premium net unit volume, excluding the impact of an extra billing day in the fourth quarter, approximately one percent in 2007.

(20)

WINE SEGMENT
The Company’s focus in the Wine segment is to become one of the premier fine wine companies in the world, to elevate Washington state wines to the quality and prestige of the top regions of the world, and to be known for superior products, innovation and customer focus. In order to achieve these goals, attention is directed towards traditional style wines in the super premium to luxury-priced categories. Achievements in 2006 were well aligned with these goals. According to ACNielsen, in 2006, the Company’s wines comprised 6.2 percent of total domestic 750ml units; in 2005, such share was 5.9 percent. The alliance with Antinori, to become its exclusive United States importer and distributor, and the purchase of the Erath label and winery, both of which occurred in 2006, have broadened the Wine segment’s position with respect to the two key wine regions represented by Antinori and Erath. The addition of the Italian wines positions the Wine segment as a leader in U.S. distribution of Tuscan wines, while the addition of Erath establishes the Company’s Wine segment as one of the largest producers of Oregon Pinot Noir. The Company continued to be the category leader for Riesling in 2006; comprising 30 percent of the market based on ACNielsen data. Overall, the Wine segment maintained its strong leadership position in Washington State.
The Company remains focused on the continued expansion of its sales force and category management staff to further broaden the distribution of its wines in the domestic market, especially in certain account categories such as restaurants, wholesale chains and mass merchandisers. Sustained growth in the Wine segment will also be dependent on third party acclaim and ongoing category growth.
RESULTS OF OPERATIONS
FIRST QUARTER OF 2007 COMPARED WITH THE FIRST QUARTER OF 2006
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	Amount	%
Net sales	$447,018	$433,641	$13,377	3.1
Net earnings	107,513	115,913	(8,400)	(7.2)
Basic earnings per share	0.67	0.72	(0.05)	(6.9)
Diluted earnings per share	0.67	0.71	(0.04)	(5.6)

Gain on sale of corp. HQ bldg.	105,143	—	105,143	—
Antitrust litigation	122,100	1,350	120,750	—
Restructuring charges	3,520	—	3,520	—

(21)

Net Earnings
Consolidated net earnings decreased in the first quarter of 2007, as compared to the first quarter of 2006, as a result of decreased operating income, partially offset by the impact of a lower effective tax rate and lower net interest expense. The Company reported operating income of $177.8 million in the first quarter of 2007, representing 39.8 percent of consolidated net sales, compared to operating income of $196.4 million, or 45.3 percent of consolidated net sales, in the first quarter of 2006. The decrease in operating income was primarily due to the following:
•	An antitrust litigation charge of $122.1 million representing the estimated costs associated with the resolution of indirect purchaser class actions in the States of Wisconsin and California, which adversely impacted the operating margin percentage by approximately 27.3 percentage points;

•	The impact of $3.5 million in restructuring charges incurred in connection with Project Momentum (see Restructuring Charges section below), which adversely impacted the operating margin percentage by approximately 0.8 percentage points; and,

•	Increased unallocated corporate expenses, primarily due to $4.7 million in costs associated with a change in executive management that adversely impacted the operating margin by 1.1 percentage points.
These factors were partially offset by:
•	The impact of a $105 million pre-tax gain recognized in connection with the sale of the Company’s corporate headquarters building, which favorably impacted the operating margin percentage by 23.5 percentage points;

•	Increased net sales in both the Smokeless Tobacco and Wine segments; and,

•	Lower selling, advertising and administrative (“SA&A”) expenses in the Smokeless Tobacco segment, which can be attributed to Project Momentum.
Basic and diluted earnings per share for the first quarter of 2007 were each $0.67, a decrease of 6.9 percent and 5.6 percent, respectively, for each measure as compared to the corresponding comparative measures in 2006. Average basic shares outstanding were lower in the first quarter of 2007 than in the comparable prior year period, primarily as a result of share repurchases, partially offset by the exercise of stock options. Average diluted shares outstanding in the first quarter of 2007 were lower than those in the first quarter of 2006 due to the impact of share repurchases and a lower level of dilutive outstanding options, partially offset by the impact of a comparatively higher average stock price in 2007, which has the effect of increasing diluted shares outstanding.
Net Sales

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	Amount	%
Net Sales by Segment:
Smokeless Tobacco	$367,433	$366,278	$1,155	0.3
Wine	68,776	56,309	12,467	22.1
All Other Operations	10,809	11,054	(245)	(2.2)

Consolidated Net Sales	$447,018	$433,641	$13,377	3.1

(22)

The increase in consolidated net sales for the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to the following:
•	A return to net sales growth in the Smokeless Tobacco segment for the first time since the second quarter of 2005, reflecting an increase in both premium and overall net unit volume for moist smokeless tobacco products; and,

•	Improved case volume for premium wine.
These factors were partially offset by:
•	Lower net revenue realization per unit in the Smokeless Tobacco segment; and,

•	Lower international net unit volume for moist smokeless tobacco products.
Segment Net Sales as a Percentage of Consolidated Net Sales

Q1 2007	Q1 2006

*	Smokeless Tobacco
Gross Margin

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	Amount	%
Gross Margin by Segment:
Smokeless Tobacco	$300,452	$301,635	$(1,183)	(0.4)
Wine	24,099	20,694	3,405	16.5
All Other Operations	6,814	7,102	(288)	(4.1)

Consolidated Gross Margin	$331,365	$329,431	$1,934	0.6

The consolidated gross margin increase in the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to higher net sales in the Smokeless Tobacco and Wine segments, partially offset by higher cost of products sold in both of these segments, as well as lower All Other Operations net sales.

(23)

	Three Months Ended
	March 31,		Increase/
	2007	2006	(Decrease)
Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	81.8%	82.4%	(0.6)
Wine	35.0%	36.8%	(1.8)
All Other Operations	63.0%	64.2%	(1.2)
Consolidated	74.1%	76.0%	(1.9)
The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to the following:
•	Higher case volume for wine, which sells at lower margins than moist smokeless tobacco products;

•	Lower net revenue realization per unit in the Smokeless Tobacco segment; and,

•	Increased unit costs in both the Smokeless Tobacco and Wine segments.
Restructuring Charges
The Company recognized $3.5 million in restructuring charges in the first quarter of 2007 in connection with the implementation of Project Momentum, the Company’s previously announced cost-reduction initiative. This initiative is designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it is designed to provide additional flexibility in the increasingly competitive smokeless tobacco category. The following table provides a summary of restructuring charges incurred during the first quarter of 2007 and the cumulative charges incurred to date, as well as the total amount of charges expected to be incurred, related to the aforementioned $100 million in savings, in connection with Project Momentum for each major type of cost associated with the initiative:

	Restructuring	Cumulative
	Charges Incurred	Charges Incurred	Total Charges
	Three Months Ended	Three Months Ended	Expected to
	March 31, 2007	March 31, 2007	be Incurred (1)
One-time termination benefits	$48	$15,673	$16,000-$17,000
Contract termination costs	17	407	400 - 500
Other restructuring costs	3,455	9,437	11,000 - 12,000

Total	$3,520	$25,517	$27,400-$29,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time non-union positions across various functions and operations, primarily at the Company’s corporate headquarters. The majority of the total one-time termination benefit costs expected to be incurred were recognized in 2006, with the remainder anticipated to be recognized in 2007. The majority of total contract termination costs expected to be incurred were recognized in 2006, with the remainder anticipated to be recognized in 2007. Approximately half of the total other restructuring charges expected to be incurred were recognized in 2006, with the remainder expected to be recognized in 2007. While the Company believes that its estimates of total restructuring charges expected to be incurred related to the aforementioned $100 million in savings are appropriate and reasonable based upon the information available, actual results could differ from such estimates. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized. As any additional actions are approved and finalized and costs or charges are determined, the Company will file a Form 8-K under Item 2.05 or report such costs or charges in its periodic reports, as appropriate.

(24)

One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs relate to charges for the termination of operating leases incurred in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees. Primarily all of the restructuring charges expected to be incurred will result in cash expenditures, although approximately $4 million of such charges relate to pension enhancements offered to applicable employees, all of which will be paid directly from the respective pension plan’s assets. As of March 31, 2007, the liability balance associated with restructuring charges amounted to $2.4 million. Refer to Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13, Restructuring,” for further information regarding accrued restructuring charges.
SMOKELESS TOBACCO SEGMENT

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	Amount	%
Net sales	$367,433	$366,278	$1,155	0.3
Restructuring charges	3,233	—	3,233	—
Antitrust litigation	122,100	1,350	120,750	—
Operating profit	70,990	191,690	(120,700)	(63.0)
Net Sales
The increase in Smokeless Tobacco segment net sales in the first quarter of 2007, as compared to the first quarter of 2006, marked the first quarterly period of year-over-year growth since the second quarter of 2005, and was due to the following:
•	An increase in both premium and overall net unit volume for moist smokeless tobacco products.
This increase in net unit volume more than offset the following impact of the Company’s price-focused initiatives:
•	An unfavorable shift in premium product mix, with lower net unit volume for straight stock premium products more than offset by an increase in net unit volume for value pack premium products;

•	An unfavorable shift in price-value product mix, with the increase in price-value net unit volume largely due to volume for value pack price-value products, which were introduced in the first quarter of 2007; and,

•	Increased sales incentives, primarily retail buydowns.
The Company believes that its price-focused initiatives, which relate primarily to its premium brand loyalty initiative, along with the impact of its continued category growth efforts aimed at converting adult smokers, continue to be successful in driving net unit volume growth for its moist smokeless tobacco products, particularly premium products. In addition, the return to net sales growth was achieved despite escalating gasoline prices during the quarter and the comparative impact of the initial implementation of the premium loyalty initiative in the first quarter of 2006. In general, the Company believes that sales volumes of its smokeless tobacco products, primarily premium products, are impacted by fluctuations in gasoline prices, which have a direct impact on adult consumer disposable income. The impact of such fluctuations may be exacerbated due to the fact that a significant portion of the Company’s net unit volume is sold at outlets that also sell gasoline.

(25)

Percentage of Smokeless Tobacco Segment Net Sales by Product Category

Q1 2007	Q1 2006

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds
Net sales results for both premium and price-value products include net can sales for standard products, which consist of straight stock, pre-pack promotional products, and beginning in the first quarter of 2007, value pack products. Prior to 2007, only premium standard products included value packs. Straight stock refers to single cans sold at wholesale list prices. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are two-can packages sold year-round reflecting lower per-can wholesale list prices than wholesale list prices for straight stock single-can products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time.
MSTP Net Unit Volume

	Three Months Ended March 31,		Increase/(Decrease)
	2007	2006	Cans	%
Net Unit Volume (thousands of cans):
Premium	131,844	129,984	1,860	1.4
Price Value	23,349	21,705	1,644	7.6

Total	155,193	151,689	3,504	2.3

(26)

Percentage of Total MSTP Net Unit Volume by Category Segment

Q1 2007	Q1 2006
Overall net unit volume for moist smokeless tobacco products increased 2.3 percent in the first quarter of 2007, as compared to the similar 2006 period, reflecting the fifth consecutive quarter of overall year-over-year growth. The increases for premium and price-value products each accounted for roughly half of the overall volume increase, on an absolute can basis. The premium net unit volume growth of 1.4 percent in the first quarter of 2007 represents the third consecutive quarter of year-over-year premium net unit volume growth and was in line with the Company’s expectations.
The Company is encouraged by the recent trend improvement in net unit volume for premium products, particularly the quarterly year-over-year net unit volume growth. The Company believes this improvement in premium net unit volume performance is attributable to the following factors:
•	Continued implementation of the Company’s premium brand loyalty initiative, which has narrowed the price gaps between premium and price-value products on a state-by-state basis, varying in degree; and,

•	Continued spending on category growth initiatives.
Net unit volume for price-value products includes Red Seal, the Company’s price-value product, and Husky, the Company’s sub-price-value product. Net unit volume for Red Seal increased moderately in the first quarter of 2007, as compared to the first quarter of 2006. The Company has implemented price-focused initiatives related to Red Seal, which have returned the brand to net can volume growth after a disappointing performance in recent quarters. Net unit volume for Husky increased significantly in the first quarter of 2007, as compared to the corresponding prior year period.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. During the first quarter of 2007, the Company launched Skoal Citrus Blend in two forms, Long Cut and Pouches. Net can sales for the first quarter of 2007 included approximately 21 million cans of new products launched within the last three years, representing 13.5 percent of the Company’s total moist smokeless tobacco net unit volume for the period. These new products included:
•	Three varieties of Skoal Long Cut*	•	Copenhagen Long Cut Straight**

•	Three varieties of Skoal Pouches*	•	Two varieties of Husky Fine Cut

•	Skoal Bandits (new and improved)**	•	Various varieties of Husky Long Cut

*	Includes Citrus Blend variety, which was introduced during 2007.

**	Product introduced during 2006.
In connection with the Company’s objective to grow the moist smokeless tobacco category by building

(27)

awareness and improving the social acceptability of smokeless tobacco products among adult consumers, primarily smokers, the Company’s premium portion pack products have demonstrated continued growth. Net unit volume for these portion pack products, which include Copenhagen and Skoal Pouches, as well as new and improved Skoal Bandits, increased significantly in the first quarter of 2007, as compared to the corresponding prior year period, and represented 9.5 percent of the Company’s premium net unit volume.
The Company began test marketing a new product, Skoal Dry, in two markets in July 2006. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product, also aimed at converting adult smokers, is designed to be spit-free. The Company continues to evaluate the results of this test marketing initiative.
The following provides information from the Company’s Retail Account Data Share & Volume Tracking System (“RAD-SVT”) for the 26-week period ending February 24, 2007, as provided by Management Science Associates, Inc., which measures shipments from wholesale to retail.

			Percentage Point
	Can-Volume %		Increase/(Decrease)
	Change from Prior	%	from Prior Year
	Year Period	Share	Period

Total Category Data:
Total Moist Smokeless Category	6.7%	N/A	N/A
Total Premium Segment	0.9%	57.1%*	(3.3)
Total Value Segments	15.6%	42.8%*	3.3

Company Data:
Total Moist Smokeless Category	2.0%	61.3%	(2.8)
Total Premium Segment	1.5%	90.6%	0.5
Total Value Segments	5.0%	22.3%	(2.2)

*	Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.
The Company believes that a useful measurement of the Company’s premium brand loyalty initiative is the number of states for which premium net unit volume is growing. According to RAD-SVT data utilized during the planning stages, premium net unit volume was growing in 20 states, representing approximately 25 percent of the Company’s overall premium net unit volume. During the most recent 26-week period ended February 24, 2007, these statistics improved to 36 states for which premium net unit volume was growing, representing approximately 74 percent of the Company’s overall premium net unit volume.
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

(28)

order to improve the overall accuracy of the information for comparative and analytical purposes, by incorporating refinements to the extrapolation methodology used to project data from a statistically representative sample. Adjustments are typically made for static store counts and new reporting customers.
The Company had indicated in its 2006 Form 10-K that it was in the process of reviewing preliminary 2006 and 2005 RAD-SVT adjustments provided by Management Science Associates, Inc. This adjustment process was completed in first quarter of 2007, the result of which was not material to the information previously reported by the Company, or to the Company’s outlook.
Cost of Products Sold
Costs of products sold for the first quarter of 2007 increased as compared to the corresponding period of 2006, mainly due to the overall increased net unit volume of moist smokeless tobacco products and higher unit costs. The increased moist smokeless tobacco unit costs were primarily due to higher material costs.
Gross Margin

	Three Months Ended
	March 31,		Increase/(Decrease)
	2007	2006	Amount	%
Gross Margin	$300,452	$301,635	$(1,183)	(0.4)
Gross Margin as % of Net Sales	81.8%	82.4%
Gross margin decreased slightly in the first quarter of 2007, compared to the first quarter of 2006, primarily as a result of the aforementioned increased material costs. The gross margin, as a percentage of net sales, declined by 0.6 percentage points in the first quarter of 2007, as compared to the corresponding period of 2006, as a result of these factors and a shift in product mix, which included higher net unit volume for value packs of both premium and price-value products, along with lower net unit volume for straight stock premium products.

(29)

SA&A Expenses
SA&A expenses decreased 4.1 percent in the first quarter of 2007 to $104.1 million, compared to $108.6 million in the first quarter of 2006, reflecting the following:
•	Lower salaries and related costs associated with certain positions eliminated in the restructuring under Project Momentum;

•	Reduced material costs related to trade promotional materials;

•	Lower costs associated with retail shelving systems used to promote the moist smokeless tobacco category’s products;

•	A decrease in costs associated with samples, due to a decline in sample shipments;

•	Decreased direct marketing administrative costs; and,

•	A decrease in other administrative expenses, primarily as a result of cost savings achieved in connection with Project Momentum.
These decreases were partially offset by:
•	Higher print advertising expenses, primarily related to the Company’s premium brand -building initiatives;

•	Increased point-of-sale and one-on-one marketing costs; and,

•	Higher legal spending.
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the quarters ended March 31, 2007 and 2006, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $3.2 million and $2.8 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.
Antitrust Litigation
In the first quarter of 2007, the Company recorded a $122.1 million pre-tax charge, representing the estimated costs in connection with the resolution of the Company’s two significant remaining indirect purchaser class actions. This charge is comprised of the following:
•	A $93.6 million pre-tax charge related to a May 2007 settlement, subject to court approval, reached in the State of California action as a result of court-ordered mediation. This charge brings the total recognized liability for the California action to $96 million, which reflects the cost of cash payments to be made to made to the benefit of class members, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement.

•	A $28.5 million charge related to a settlement, subject to court approval, reached in the State of Wisconsin action during a court-ordered mediation session that was held in April 2007. This charge reflects costs attributable to coupons, which will be distributed to consumers, and will be redeemable, over the next several years, on future purchases of the Company’s moist smokeless tobacco products. Also reflected in this charge are plaintiffs’ attorneys’ fees and other administrative costs of the settlement.

(30)

In the first quarter of 2006, the Company recorded a $1.4 million pre-tax charge reflecting a change in the estimated redemption rate for coupons in conjunction with the resolution of certain states’ indirect purchaser antitrust actions (see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation).
Restructuring Charges
Smokeless Tobacco segment results for the three months ended, March 31, 2007, reflect $3.2 million of the restructuring charges discussed in the “Consolidated Results” section above.
WINE SEGMENT

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	Amount	%
Net sales	$68,776	$56,309	12,467	22.1
Operating profit	11,144	8,536	2,608	30.6
Net Sales
The increase in Wine segment net sales for the first quarter of 2007, as compared to the corresponding 2006 period, was primarily due to a 14.2 percent increase in premium case volume. These favorable net sales results reflect the following factors:
•	Favorable third party acclaim and product ratings;

•	The broadening of the distribution of the Company’s wines as a direct result of the Company’s continued efforts to increase distribution through the expansion of its sales force;

•	Incremental revenue contributed by the Antinori and Erath labels, which were added to the Company’s portfolio in the second half of 2006, with net sales of these labels accounting for almost half of the increase in net sales; and,

•	An increase in net revenue realized per premium case, excluding the Antinori and Erath labels, which were added in the second half of 2006.

(31)

Case Volume
Percentage of Total Case Volume by Brand

Q1 2007	Q1 2006
Chateau Ste. Michelle and Columbia Crest, the Company’s two leading wine brands, accounted for 70.8 percent of total premium case volume in the first quarter of 2007, as compared to 75.2 percent for the corresponding 2006 period. Case volume for Chateau Ste. Michelle continued to be strong in the first quarter of 2007, increasing 11.6 percent as compared to the corresponding 2006 period, with the increase primarily due to higher case volume for white varietals, particularly Riesling, and to a lesser extent, red varietals. Case volume for Columbia Crest increased 4.2 percent in the first quarter of 2007, as compared to the first quarter of 2006, primarily due to increased case volume for the red varietals of the Two Vines products, Grand Estates Cabernet and Grand Estates Syrah. Case volume for 2007 was also favorably impacted by the addition of the Antinori and Erath brands, which the Company began selling in the third quarter of 2006, with volume from these brands accounting for approximately 5.5 percentage points of the overall 14.2 percent case volume increase. Case volume for Red Diamond and 14 Hands, two of the Company’s newer labels, also contributed to the increase in case volume for the first quarter of 2007.
Cost of Products Sold
Segment cost of products sold in the first quarter of 2007 increased 25.4 percent from the same prior year period, which was primarily attributable to the costs associated with Antinori products, as well as overall increased case volume and the impact of higher costs per case.
Gross Margin

	Three Months Ended
	March 31,		Increase/(Decrease)
	2007	2006	Amount	%
Gross Margin	$24,099	$20,694	$3,405	16.5

Gross Margin as % of Net Sales	35.0%	36.8%
The increase in gross margin in the first quarter of 2007, versus the first quarter of 2006, was due to the

(32)

increase in net sales, partially offset by the increased cost per case in the first quarter of 2007. The decrease in gross margin, as a percentage of net sales, was mainly due to the increased case costs and case sales associated with the distribution of Antinori brands, which generate a lower gross margin than varietals produced by the Company.
SA&A Expenses
SA&A expenses of $13 million in the first quarter of 2007 were 6.6 percent higher than the $12.2 million of such expenses recognized in the corresponding prior year period, reflecting the following:
•	Higher salaries and related costs, due to the sales force expansion associated with broadening the distribution of the Company’s wines throughout the domestic market;

•	Higher marketing costs related to packaging and the Antinori wine portfolio;

•	Increased print advertising expenses; and,

•	A lower pre-tax gain associated with the sale of non-strategic winery property, as the current year reflects a $2 million pre-tax gain related to the sale of property located in Washington, as compared to a $2.5 million pre-tax gain reflected in the prior year related to the sale of property located in California.
These increases were partially offset by:
•	Lower point-of-sale advertising expenses, primarily due to timing.
ALL OTHER OPERATIONS

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	Amount	%
Net sales	$10,809	$11,054	$(245)	(2.2)
Operating profit	3,996	3,708	288	7.8
Net sales for All Other Operations decreased in the first quarter of 2007, as compared to the corresponding period of 2006, as an increase in net sales attributable to higher net unit volume for moist smokeless tobacco products sold by the Company’s international operations in Canada was more than offset by the impact of a decline in net unit volume in the Company’s other international markets. Gross margin, as a percentage of net sales, decreased in the first quarter of 2007 to 63 percent, from 64.2 percent in the corresponding prior year period, primarily due to the decrease in net sales and higher unit costs. Operating profit for All Other Operations represented 37 percent of net sales in the first quarter of 2007, as compared to 33.5 percent in the first quarter of 2006. The increase in operating profit and operating margin was primarily due to lower SA&A expenses.

(33)

UNALLOCATED CORPORATE
Administrative Expenses
Unallocated corporate administrative expenses increased 74 percent to $13.2 million in the first quarter of 2007, as compared to $7.6 million in the first quarter of 2006, reflecting the following:
•	A charge of $4.7 million associated with a change in executive management, which accounted for the majority of the overall increase in SA&A expenses in the first quarter of 2007;

•	The amortization of imputed rent related to a below-market short-term lease the Company executed in connection with the sale of its corporate headquarters building. The amortization of this rent was more than offset by the gain that was recognized in the first quarter of 2007 in connection with this sale, which is reflected as a separate component of operating income; and,

•	Higher legal expenses.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to $0.3 million in the first quarter of 2007. The unallocated restructuring charges consisted of one-time termination benefit charges, as well as other professional fees directly related to the implementation of Project Momentum.
Interest Expense
Net interest expense decreased $1.9 million, or 16.5 percent, in the first quarter of 2007, as compared to the first quarter of 2006, primarily due to higher income from cash equivalent and short-term investments, which resulted from higher average levels of investments and higher interest rates in the current year.
Income Tax Expense
The Company recorded income tax expense of $60.7 million in the first quarter of 2007 compared to $69 million in the first quarter of 2006. Income tax expense in the first quarter of 2007 reflects the impact of antitrust litigation charges, as well as the gain recognized in connection with the sale of the Company’s corporate headquarters building. The Company’s effective tax rate was 36.1 percent in 2007, compared to 37.3 percent in the first quarter of 2006. The decrease in the effective tax rate for the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to the scheduled statutory increase in 2007 for the deduction available for qualified domestic production activities.
OUTLOOK
SMOKELESS TOBACCO SEGMENT
Category Growth
The Company remains committed to its category growth initiatives, which continue to be successful, demonstrated by a continued strong growth rate through the first quarter of 2007, according to RAD-SVT data. According to data from ACNielsen, moist smokeless tobacco is one of the fastest growing consumer package goods categories at retail. In addition, consumer research indicates in 2006, the number of new adult consumers entering the moist smokeless tobacco category continued to increase, bringing the total adult

(34)

consumer base to over 6 million from 4.7 million in 2001, a majority of which entered in the premium segment. In light of the success of the Company’s category growth initiatives achieved to date, as well as the favorable impact to the category from the Company’s premium brand loyalty initiative (discussed further below), going forward the Company expects that these initiatives will continue to expand the adult consumer base and attract new adult consumers, primarily smokers, to the category and to premium brands. The Company will continue to utilize its direct mail marketing program to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to adult smokers, as well as product innovation, which the Company believes have both contributed to category growth in the last few years. The Company continues to expect category growth in the range of 5 percent to 6 percent in 2007.
Premium Brand Loyalty
As previously communicated in the 2006 Form 10-K, the Company is expanding upon its premium brand loyalty initiative during 2007, with a focus on growth of underlying premium net unit volume. With respect to premium net unit volume, the Company expects to benefit from the presence of an extra billing day in the fourth quarter of 2007. Excluding the impact of the extra billing day, premium net unit volume is anticipated to grow by approximately 1 percent for the year. While the Company anticipates premium net unit volume growth of approximately 1 percent for the year, the growth rate during the second and third quarters may be somewhat higher or lower than 1 percent depending on customer order patterns ahead of the Independence Day holiday.
State Excise Taxes
The Company intends to continue its efforts to promote tax equity in the forty states that currently impose excise taxes on smokeless tobacco products expressed as a percentage of the wholesale price (“ad valorem”) rather than on the basis of weight. As a result of these efforts, one additional state, Iowa, passed legislation to convert to a tax based on weight during the first quarter of 2007, bringing the total number of tax equity states to 11, along with the federal government. The Company believes that ad valorem excise taxes on smokeless tobacco products artificially drive consumer behavior and create market distortions by providing a tax preference for lower priced products. Weight-based excise taxes or specific taxes on smokeless tobacco products would, in the Company’s opinion, allow products to compete fairly in the marketplace on the basis of price and product attributes, not the relative tax burden. The Company believes its support of weight-based state excise taxes on smokeless tobacco products is in the best interest of the Company, its wholesaler customers, retailers, adult consumers of the Company’s moist smokeless tobacco products and the state governments.
Project Momentum Cost Savings Initiative
The Company continues with the implementation of its cost-reduction initiative, Project Momentum, during 2007, with targeted cost savings of at least $100 million over the initiative’s first three years. These cost savings are expected to create additional resources for the Company’s growth, as well as additional flexibility in the increasingly competitive smokeless tobacco category. The Company continues to project realized savings related to Project Momentum of at least $45 million in 2007, with a potential for up to an additional $20 million, which is reflected in the Company’s 2007 estimated range for diluted earnings per share. Neither the targeted savings of at least $100 million, nor the project savings to be realized in 2007, include the impact of the sale of the Company’s corporate headquarters building in the first quarter of 2007, which generated a pre-tax gain of approximately $105 million, and net cash proceeds of approximately $85 million. The Company continues to evaluate additional cost savings initiatives, particularly related to the manufacturing

(35)

process, which, if implemented, would result in on-going savings above the original $100 million target.
Antitrust Litigation
The Company is named as a defendant in certain actions brought by indirect purchasers (consumers and retailers) in several states. As noted in the discussion of results of operations, the Company recognized a charge of $122.1 million during the first quarter of 2007 related to the estimated cost of the settlements in the California and Wisconsin class actions, which are subject to court approval. These settlements resolve what the Company believes are its two significant remaining indirect purchaser antitrust cases (see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation).
WINE SEGMENT
The Wine segment forecasts continued strong growth of 10 percent or more for both net sales and operating profit in 2007. Favorable acclaim received for products late in 2006 are expected to benefit net sales during 2007. In addition, revenues for the Wine segment are expected to continue to be favorably impacted by the strategic alliance with Antinori, with a more significant impact expected in the first half of 2007, since the first half of 2006 did not reflect net sales of the Antinori brands. However, due to planned reinvestment of incremental profits generated from the Antinori alliance for advertising and promotion during its first two years, the impact to Wine segment operating profit is expected to be somewhat lower. Revenues are also expected to be favorably impacted from sales of Erath label, primarily Pinot Noir from Oregon, which the Company began selling late in the third quarter of 2006, resulting in a favorable impact to segment net sales and operating profit in 2007.
CONSOLIDATED
The Company is now targeting diluted earnings per share of $3.20, which includes the net unfavorable impact of $0.12 per diluted share related to the following:
•	The favorable full-year impact of $0.39 per diluted share related to the sale of the Company’s corporate headquarters building;

•	The unfavorable impact of $0.48 per diluted share related to antitrust litigation charges recognized in the first quarter of 2007; and,

•	The unfavorable impact of $0.03 per diluted share related to restructuring charges expected to be recognized in 2007 related to the first $100 million of targeted savings under Project Momentum.
However, this target does not include any additional restructuring charges for actions yet to be finalized, as the Company is not able, in good faith, to make a determination of such amounts.
As a result of the cost savings realized to date, as well as the proceeds received from the sale of the Company’s headquarters building, the Company has seen a significant increase in its cash and short-term investments. In an effort to provide enhanced value to shareholders, the Company is increasing the amount it expects to spend in connection with its program to repurchase outstanding shares of its common stock in 2007 from $200 million to $300 million, with the incremental $100 million expected to be spent in the latter half of the year. Over the long-term, the Company’s goal is to provide an average annual total shareholder return of at least 10 percent, including diluted earnings per share growth and a strong dividend.

(36)

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share amounts or where otherwise noted)

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2007	2006	Amount	%
Net cash provided by (used in):
Operating activities	$100,438	$124,777	$(24,339)	(19.5)
Investing activities	117,376	10,616	106,760	—
Financing activities	(119,885)	(137,346)	17,461	(12.7)
Operating Activities
The primary source of cash from operating activities in the first quarter of 2007 and 2006, respectively, was net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. In the first quarter of 2007, the most significant uses of cash were for the payment of accounts payable and accrued expenses incurred in the normal course of business, including payments for purchases of leaf tobacco for use in moist smokeless tobacco products and grapes for use in the production of wine. The decrease in cash provided by operating activities during the first quarter of 2007, as compared to the corresponding 2006 period, was primarily related to the timing of payments related to accounts payable and accrued expenses and federal income taxes, as well as the collection of accounts receivable.
Investing Activities
The increase in cash provided by investing activities for the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to $130.2 million of net proceeds from the sale of the Company’s corporate headquarters building and the sale of winery property located in the State of Washington, as compared to $5.9 million in net proceeds from the sale of winery property located in California received in the same period of the prior year. The impact of these items was partially offset by the purchase of short-term investments of $8.2 million in the first quarter of 2007 compared to proceeds of $10 million from the sale of such investments in the corresponding 2006 period. Expenditures related to property, plant and equipment of $4.7 million in the first quarter of 2007 were relatively level with the comparable prior year period. The Company expects net spending under the 2007 capital program to approximate $86 million.
Financing Activities
The lower level of net cash used in financing activities during the first quarter of 2007, as compared to the first quarter of 2006, was primarily due to an increase in proceeds received from the issuance of stock related to stock option exercise activity, with proceeds amounting to $20.9 million in 2007 versus $4.6 million in 2006. Dividends paid during the first quarter of 2007 amounted to $96.3 million which is slightly higher than the $92.2 million paid during the first quarter of 2006, as the impact of a 5.3 percent dividend increase was partially offset by a lower level of shares outstanding resulting from repurchases of common stock under the Company’s share repurchase program. The Company utilized $50 million to repurchase common stock under its share repurchase program in the first quarter of 2007, which was commensurate with the comparable prior year period. Cash flow from financing activities for the first quarter of 2007 also reflects an increase of $5.2 million, as compared to the first quarter of 2006, in the tax benefit realized by the Company related to the exercise of stock options, in excess of the tax deduction that would have been recorded had the fair value

(37)

method of accounting for stock options been applied to all stock option grants.
As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance of $352.3 million at March 31, 2007 increased from the balance at December 31, 2006.
The Company will continue to have significant cash requirements for the remainder of 2007, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories, capital spending and payments pursuant to antitrust litigation settlements. The Company estimates that amounts expended in 2007 for tobacco leaf purchases for moist smokeless tobacco products will be slightly lower than amounts expended in 2006, while grape and bulk wine purchases and grape harvest costs for wine products will be greater than amounts expended in 2006. As a result of the cost savings realized to date from Project Momentum, as well as the proceeds received from the sale of the Company’s headquarters building, the Company has seen a significant increase in its cash and short-term investments. In an effort to provide enhanced value to shareholders, the Company is increasing the amount it expects to spend in connection with its program to repurchase outstanding shares of its common stock in 2007 from $200 million to $300 million, with the incremental $100 million expected to be spent in the latter half of the year. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.
AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2006, with the exception of the execution of leaf tobacco and grape purchase activity in connection with normal purchase contracts. Through March 31, 2007, the Company completed $15.3 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2006. As of March 31, 2007, the Company has contractual obligations of approximately $59.7 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products and $457 million for the purchase and processing of grapes to be used in the production of wine products. There are no contractual obligations to purchase leaf tobacco with terms beyond one year. As of March 31, 2007, the Company did not have any liabilities for unrecognized tax benefits in accordance with FIN 48 for which payment is expected in the next 12 months. The Company cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond 12 months.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2006 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by the Company, including forward- looking statements contained in this report.

(38)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A of the 2006 Form 10-K, which is incorporated herein by reference. There has been no material change in the information provided therein. However, in order to demonstrate the sensitivity of the Company’s interest rate hedges to immediate changes in applicable market interest rates, updated sensitivity analyses are provided below.
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 with a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at March 31, 2007 was a net liability of $2.7 million, based on a dealer quote and considering current market rates. As an indication of the forward starting swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at March 31, 2007, the fair value of the forward starting swap would increase by approximately $6.6 million to a net asset of $3.9 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the forward starting swap by $7.6 million to a net liability of $10.3 million.
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at March 31, 2007 was a net liability of $1.8 million, based on a dealer quote and considering current market conditions. As an indication of the interest rate swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at March 31, 2007, the fair value of the interest rate swap would increase by approximately $0.8 million to a net liability of $1.1 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the interest rate swap by $0.8 million to a net liability of $2.6 million.

(39)

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, under the direction of its Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), has reviewed and evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s CEO and interim CFO believe, as of the end of such period, that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As previously reported during the first quarter of 2007, upon the retirement of the Company’s former CFO, James D. Patracuolla has assumed the responsibilities of CFO on an interim basis in addition to his current responsibilities as Vice President and Controller. Although key positions, such as the CFO, are an integral part of the internal control environment, the Company’s internal control over financial reporting has not been materially affected as a result of this change.

(40)

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In Susan Smith, as Guardian for William Cole Cooper, a Minor v. UST Inc., et al., United States District Court for the District of Idaho (Civ. 04-170-E-BLW), on April 23, 2007, the Court entered a Stipulation and Notice of Voluntary Dismissal of Action with Prejudice pursuant to agreement of the parties, which provided for payment of attorneys’ fees and other expenses, thereby dismissing this matter in its entirety.
In Jason Feuerabend, et al. v. UST Inc., et al., Circuit Court, Milwaukee County, Wisconsin (Case No. 02CV007124), the Company entered into a Memorandum of Understanding on April 20, 2007. The Memorandum of Understanding proposes a settlement, which is subject to court approval, whereby adult consumers in Wisconsin will be eligible to register for the settlement. The Company will provide each adult consumer who registers with coupons redeemable on future purchases of the Company’s moist smokeless tobacco products in exchange for a dismissal of the action and a general release. The Company has also agreed to pay all administrative costs of the settlement, plaintiffs’ attorneys’ fees and costs, and costs related to incentives for the Company to promote the settlement and encourage adult consumers to register for the settlement.
In Smokeless Tobacco Cases I-IV, Superior Court of California, San Francisco County (J.C.C.P. Nos. 4250, 4258, 4259, and 4262), the Company entered into a Memorandum of Understanding on May 1, 2007. The Memorandum of Understanding proposes a settlement, which is subject to court approval, whereby adult consumers in California will be eligible to register for the settlement. The settlement will provide cash payments to be made to the benefit of class members and also includes attorneys’ fees and costs, and costs of administration of the settlement, in exchange for a dismissal of the action and a general release.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2006 Form 10-K.

(41)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended March 31, 2007:

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number of	Price Paid	Part of the	Shares that May Yet Be
	Shares	Per	Repurchase	Purchased Under the
Period	Purchased(2)	Share(3)	Programs(1)	Repurchase Programs(1)
January 1 – 31, 2007	288,494	$57.31	282,300	12,660,752
February 1 – 28, 2007	264,235	$59.28	264,235	12,396,517
March 1 – 31, 2007	325,875	$56.87	319,805	12,076,712

Total	878,604	$57.75	866,340

(1)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Share repurchases under this program commenced in June 2005.

(2)	Amounts reported in this column include shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

(3)	The reported average price paid per share relates only to shares purchased as part of the repurchase programs.

(42)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a) The Annual Meeting of Stockholders was held on May 1, 2007.
c) Matters voted upon at the meeting:

				Broker
	Affirmative	Negative	Abstentions	Non-Votes
Declassification of the Board of Directors (Proposal No. 1)	141,251,958	1,451,503	1,110,718	—

	Nominee	For	Withheld
Election of Directors	John D. Barr	140,126,986	3,687,283
(Proposal No. 2)	John P. Clancey	141,417,762	2,396,417
	Patricia Diaz Dennis	141,628,125	2,186,054
	Vincent A. Gierer, Jr.	141,434,930	2,379,249
	Joseph E. Heid	141,418,485	2,395,694
	Murray S. Kessler	141,419,747	2,394,432
	Peter J. Neff	141,487,659	2,326,520
	Andrew J. Parsons	141,512,529	2,301,650
	Ronald J. Rossi	141,479,428	2,334,751

				Broker
	Affirmative	Negative	Abstentions	Non-Votes
Ratification and Approval of Independent Registered Public Accounting Firm (Proposal No. 3)	142,376,880	361,819	1,075,480	—
ITEM 5. OTHER EVENTS
On May 1, 2007, the Company’s Board of Directors approved a settlement, subject to court approval, of the California indirect purchaser antitrust action. As a result of this settlement, the Company recognized a pre-tax charge of $93.6 million in the first quarter of 2007. The financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q reflect the impact of this charge and supersede the GAAP financial information previously reported in the Company’s press release issued on April 26, 2007, describing its results of operations for, and financial condition as of, the first quarter ended March 31, 2007, which was included as Exhibit 99.1 to Form 8-K filed April 26, 2007, in accordance with Item 2.02 of Form 8-K.

(43)

ITEM 6. EXHIBITS
Exhibit 3.1 — Restated Certificate of Incorporation, dated May 1, 2007.
Exhibit 10.1 — Non-Competition and Release Agreement, dated April 6, 2007, between UST Inc. and Robert T. D’Alessandro, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2007.
Exhibit 31.1 — Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
Exhibit 31.2 — Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
Exhibit 32 — Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(44)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.
(Registrant)

Date May 4, 2007	/s/ JAMES D. PATRACUOLLA

James D. Patracuolla
Interim Chief Financial Officer,
Vice President and Controller

(45)