Form 10-Q
period 2007-06-30
UST INC
filed 2007-08-02
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Common Shares ($.50 par value) outstanding at July 31, 2007 159,068,783

UST Inc.
(“Registrant” or the “Company”)

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$304,587	$254,393
Short-term investments	40,000	20,000
Accounts receivable	58,717	52,501
Inventories:
Leaf tobacco	179,692	201,035
Products in process	206,795	233,741
Finished goods	157,259	145,820
Other materials and supplies	23,635	20,662

Total inventories	567,381	601,258
Deferred income taxes	25,325	11,370
Income taxes receivable	18,000	—
Assets held for sale	1,816	31,452
Prepaid expenses and other current assets	42,155	27,136

Total current assets	1,057,981	998,110
Property, plant and equipment, net	388,757	389,810
Deferred income taxes	32,355	26,239
Other assets	26,129	26,189

Total assets	$1,505,222	$1,440,348

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$202,057	$268,254
Income taxes payable	—	18,896
Litigation liability	130,935	12,927

Total current liabilities	332,992	300,077
Long-term debt	840,000	840,000
Postretirement benefits other than pensions	89,918	86,413
Pensions	151,414	142,424
Income taxes payable	38,033	—
Other liabilities	9,899	5,608

Total liabilities	1,462,256	1,374,522
Contingencies (see Note 14)
Stockholders’ equity:
Capital stock (1)	105,418	104,956
Additional paid-in capital	1,077,406	1,036,237
Retained earnings	687,410	635,272
Accumulated other comprehensive loss	(53,430)	(56,871)

	1,816,804	1,719,594
Less treasury stock (2)	1,773,838	1,653,768

Total stockholders’ equity	42,966	65,826

Total liabilities and stockholders’ equity	$1,505,222	$1,440,348

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued - 210,835,643 shares in 2007 and 209,912,510 shares in 2006. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	51,462,928 shares and 49,319,673 shares of treasury stock at June 30, 2007 and December 31, 2006, respectively.
Note: The Condensed Consolidated Statement of Financial Position at December 31, 2006 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$491,254	$472,900	$938,272	$906,541
Costs and expenses:
Cost of products sold	112,787	98,902	215,914	191,093
Excise taxes	14,062	13,512	26,588	25,531
Selling, advertising and administrative	132,899	134,902	265,959	266,610
Restructuring charges	3,908	—	7,428	—
Antitrust litigation	—	—	122,100	1,350

Total costs and expenses	263,656	247,316	637,989	484,584

Gain on sale of corporate headquarters building	—	—	105,143	—

Operating income	227,598	225,584	405,426	421,957
Interest, net	8,555	10,793	18,130	22,263

Earnings before income taxes	219,043	214,791	387,296	399,694
Income tax expense	79,072	80,136	139,812	149,126

Net earnings	$139,971	$134,655	$247,484	$250,568

Net earnings per share:
Basic	$0.88	$0.84	$1.55	$1.55
Diluted	0.87	0.83	1.53	1.54

Dividends per share	$0.60	$0.57	$1.20	$1.14

Average number of shares:
Basic	159,557	160,791	159,762	161,194
Diluted	161,104	162,240	161,340	162,442
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net earnings	$247,484	$250,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,545	22,897
Share-based compensation expense	7,001	4,551
Excess tax benefits from share-based compensation	(6,619)	(1,285)
Gain on sale of corporate headquarters building	(105,143)	—
Gain on disposition of property, plant and equipment	(629)	(2,154)
Amortization of imputed rent on corporate headquarters building	3,851	—
Deferred income taxes	(6,622)	(4,671)
Changes in operating assets and liabilities:
Accounts receivable	(6,216)	6,453
Inventories	33,877	32,145
Prepaid expenses and other assets	(3,777)	3,352
Accounts payable, accrued expenses, pensions and other liabilities	(53,373)	(51,846)
Income taxes	(8,412)	22,867
Litigation liability	118,008	443

Net cash provided by operating activities	241,975	283,320

Investing Activities:
Short-term investments, net	(20,000)	10,000
Purchases of property, plant and equipment	(22,582)	(10,937)
Proceeds from dispositions of property, plant and equipment	130,456	6,024
Investment in joint venture	(71)	(785)

Net cash provided by investing activities	87,803	4,302

Financing Activities:
Proceeds from the issuance of stock	26,122	22,950
Excess tax benefits from share-based compensation	6,619	1,285
Dividends paid	(192,255)	(184,013)
Stock repurchased	(120,070)	(99,975)

Net cash used in financing activities	(279,584)	(259,753)

Increase in cash and cash equivalents	50,194	27,869
Cash and cash equivalents at beginning of year	254,393	202,025

Cash and cash equivalents at end of the period	$304,587	$229,894

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Income taxes	$154,866	$133,084
Interest	28,575	28,575
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of UST Inc. (the “Company”) and all of its subsidiaries after the elimination of intercompany accounts and transactions. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether an asset or liability is carried at fair value. SFAS No. 157 is to be applied on a prospective basis, with limited exceptions for specified financial instruments. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, the Company plans to adopt the provisions of SFAS No. 157 on January 1, 2008. The Company is in the process of evaluating the impact that the adoption of this pronouncement will have on its results of operations and financial condition.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
3 — CAPITAL STOCK
The Company repurchased approximately 1.3 million shares of outstanding common stock at a cost of approximately $70 million during the quarter ended June 30, 2007. During the first six months of 2007, the Company repurchased approximately 2.1 million shares of outstanding common stock at a cost of approximately $120.1 million. The repurchases were made pursuant to the Company’s authorized program, approved in December 2004, to repurchase up to 20 million shares of its outstanding common stock. As of June 30, 2007, approximately 9.2 million shares have been repurchased at a cost of approximately $437 million under the program.
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
The following table provides a breakdown by line item of the pre-tax share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2007 and 2006, respectively, as well as the related income tax benefit and amounts capitalized as a component of inventory for each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Selling, advertising and administrative expense (1)	$4,751	$2,597	$6,702	$4,363
Cost of products sold	144	94	288	188
Restructuring charges (2)	2	—	11	—

Total pre-tax share-based compensation expense	$4,897	$2,691	$7,001	$4,551

Income tax benefit	$1,954	$975	$2,763	$1,649
Capitalized as inventory	31	23	62	48

(1)	The three and six month periods ending June 30, 2007 include accelerated vesting charges recorded in connection with an executive officer’s separation from service.

(2)	Represents share-based compensation expense recognized in connection with one-time termination benefits provided to employees affected by the Company’s previously announced cost-reduction initiative called “Project Momentum.” See Note 13 – “Restructuring” for additional information regarding Project Momentum.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
A summary of the status of restricted stock and restricted stock units for the six months ended June 30, 2007 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted average		Weighted average
	Number of	grant-date fair	Number of	grant-date fair
	Shares	value per share	Shares	value per share
Nonvested at January 1, 2007	460,438	$41.17	230,475	$41.23
Granted	126,300	$59.83	36,749	$56.33
Forfeited	(15,699)	$59.10	(6,631)	$42.01
Vested	(112,729)	$46.42	(1,890)	$39.75

Nonvested at June 30, 2007	458,310	$45.73	258,703	$43.36

In addition to the table above, in May 2007, the Company awarded 106,900 restricted shares for which the performance targets had not been established as of June 30, 2007. In accordance with SFAS No. 123(R), a grant date, for purposes of measuring compensation expense, cannot occur until the performance measures are established, as that is when both the Company and the award recipients would have a mutual understanding of the key terms and conditions of the award.
During the three and six months ended June 30, 2007, 0.1 million and 0.8 million options were exercised with a weighted-average exercise price of $32.97 and $31.48, respectively. At June 30, 2007, there were 4.1 million options outstanding, of which 3.9 million options were exercisable, with weighted-average exercise prices of $33.65 and $32.50, respectively.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5 - EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), as amended by SFAS No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), the following provides the components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006, respectively:

			Postretirement Benefits
	Pension Plans		Other thanPensions
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$4,699	$5,051	$1,007	$1,476
Interest cost	8,280	7,565	1,095	1,295
Expected return on plan assets	(7,082)	(6,532)	—	—
Amortization of unrecognized transition asset	(2)	(2)	—	—
Amortization of prior service cost (credit)	20	4	(1,232)	(1,556)
Recognized actuarial loss (gain)	1,139	1,770	(98)	422

Net periodic benefit cost	$7,054	$7,856	$772	$1,637

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$9,457	$10,040	$2,309	$3,004
Interest cost	16,543	15,039	2,431	2,590
Expected return on plan assets	(14,364)	(12,979)	—	—
Amortization of unrecognized transition asset	(4)	(4)	—	—
Amortization of prior service cost (credit)	38	9	(2,461)	(3,019)
Recognized actuarial loss	1,943	3,516	176	834
Special termination benefits	1,974	—	—	—

Net periodic benefit cost	$15,587	$15,621	$2,455	$3,409

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
Upon the adoption of FIN 48, the Company recognized a $16.4 million increase in the liability for unrecognized tax benefits of which $0.1 million was accounted for as a reduction to the opening balance of retained earnings and $16.3 million was accounted for as an adjustment to deferred taxes for amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. As of January 1, 2007 and June 30, 2007, the total liability for unrecognized tax benefits was $38.2 million and $39.1 million, respectively. The $39.1 million liability for unrecognized tax benefits as of June 30, 2007 represents the gross tax liability for all jurisdictions. This liability, net of federal tax benefit, is reported on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company recognizes accruals of interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended June 30, 2007 and 2006, the Company recognized approximately $0.8 million and $0.5 million, respectively, in interest and penalties. For the six months ended June 30, 2007 and 2006, the Company recognized approximately $1.7 million and $0.9 million, respectively, in interest and penalties. As of January 1, 2007 and June 30, 2007, the Company had a liability of approximately $8.2 million and $9.8 million, respectively, for the payment of interest and penalties. This liability is reported on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company continually and regularly evaluates, assesses and adjusts its accruals for income taxes in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $39.1 million of unrecognized tax benefits as of June 30, 2007, approximately $22.3 million would impact the annual effective tax rate if such amounts were recognized. The remaining $16.8 million of unrecognized tax benefits relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Based on information obtained to date, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $2.2 million within the next 12 months due to lapses in statutes of limitations in multiple state jurisdictions.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company’s effective tax rate decreased to 36.1 percent for both the second quarter and first six months of 2007, from 37.3 percent for both the second quarter and first six months of 2006. The decrease in the effective tax rate for both 2007 periods, as compared to 2006, was primarily due to the scheduled statutory increase in 2007 for the deduction available for qualified domestic production activities.
7 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Sales to Unaffiliated Customers
Smokeless Tobacco	$399,018	$399,110	$766,451	$765,388
Wine	79,519	62,000	148,295	118,309
All Other	12,717	11,790	23,526	22,844

Net sales	$491,254	$472,900	$938,272	$906,541

Operating Profit (1)
Smokeless Tobacco (2)	$223,758	$219,452	$294,748	$411,142
Wine	11,235	9,387	22,379	17,923
All Other	4,945	3,911	8,941	7,619

Operating profit	239,938	232,750	326,068	436,684
Gain on Sale of Corporate Headquarters Building	—	—	105,143	—
Corporate expenses (1)	(12,340)	(7,166)	(25,785)	(14,727)
Interest, net	(8,555)	(10,793)	(18,130)	(22,263)

Earnings before income taxes	$219,043	$214,791	$387,296	$399,694

(1)	Operating profit for each reportable segment and corporate expenses for both 2007 periods reflect the impact of restructuring charges, as applicable. See Note 13, “Restructuring,” for additional information.

(2)	Smokeless Tobacco segment operating profit for the six months ending June 30, 2007 and 2006 includes antitrust litigation charges of $122.1 million and $1.4 million, respectively. See Note 14, “Contingencies,” for additional information.
The Company’s identifiable assets by reportable segment as of June 30, 2007 did not change significantly from amounts appearing in the December 31, 2006 Consolidated Segment Information (See the 2006 Form 10-K), with the exception of corporate assets which reflect an increase in cash and cash equivalents primarily related to the sale of the corporate headquarters building (See Note 8, “Assets Held For Sale” for further information).

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
8 — ASSETS HELD FOR SALE
The Company had $1.8 million classified as “assets held for sale” at June 30, 2007, which consisted of the Company’s corporate conference center located in Watch Hill, Rhode Island. As noted in the 2006 Form 10-K, this property initially met the criteria to be considered held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, at December 31, 2006. There have been no impairment charges recorded with respect to this property, as its net carrying value is lower than its estimated fair value less costs to sell. The Company currently anticipates that the sale of the Watch Hill conference center will occur later in 2007.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net earnings	$139,971	$134,655	$247,484	$250,568

Denominator:
Denominator for basic earnings per share — weighted-average shares	159,557	160,791	159,762	161,194
Dilative effect of share-based awards	1,547	1,449	1,578	1,248

Denominator for diluted earnings per share	161,104	162,240	161,340	162,442

Basic earnings per share	$0.88	$0.84	$1.55	$1.55

Diluted earnings per share	$0.87	$0.83	$1.53	$1.54

Options to purchase approximately ten thousand and nine thousand shares of common stock outstanding as of June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.
10 — COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, the change in the fair value of derivatives designated as effective cash flow hedges and changes in deferred components of net periodic pension and other postretirement benefit costs. For the second quarter of 2007 and 2006, total comprehensive income, net of taxes, amounted to $143.5 million and $136.4 million, respectively. For the first six months of 2007 and 2006, total comprehensive income, net of taxes, amounted to $250.9 million and $252.8 million, respectively.
11 - PURCHASE COMMITMENTS
As of June 30, 2007, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.
As of June 30, 2007, the Company has contractual obligations of approximately $59.5 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products. In the first quarter of 2007, the Company completed $15.3 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2006. There are no contractual obligations to purchase leaf tobacco with terms beyond one year.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Purchase commitments under contracts to purchase grapes for the periods beyond one year are subject to variability resulting from potential changes in market price indices. The following table presents a summary of the net change in the Company’s future payment obligations since January 1, 2007, and the balance of such commitments at June 30, 2007, for the purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions:

	2007	2008	2009	2010	2011	Thereafter	Total

Grape commitments — January 1, 2007	$66,805	$65,605	$65,776	$63,193	$59,047	$125,011	$445,437
Net increase	1,130	1,857	2,068	1,929	1,421	4,135	12,540

Grape commitments — June 30, 2007	$67,935	$67,462	$67,844	$65,122	$60,468	$129,146	$457,977

12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 via a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at June 30, 2007 was a net asset of $0.6 million, based on a dealer quote, considering current market rates, and was included in “other assets” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive income at June 30, 2007 included the accumulated gain on the cash flow hedge (net of taxes) of $0.4 million, which reflects the $2.2 million and $2.4 million of other comprehensive income recognized for the three and six months ended June 30, 2007, respectively, in connection with the change in fair value of the swap.
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at June 30, 2007 was a net liability of $0.7 million, based on a dealer quote, considering current market conditions, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at June 30, 2007 included the accumulated loss on the cash flow hedge (net of taxes) of $0.5 million, which reflects the $0.7 million and $0.2 million of other comprehensive income recognized for the three and six months ended June 30, 2007, respectively, in connection with the change in fair value of the swap.
13 - RESTRUCTURING
During the third quarter of 2006, the Company announced and commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over its first three years. This initiative is designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it will provide additional financial flexibility in the increasingly competitive smokeless tobacco category. The Company has recently finalized plans on various other initiatives, primarily related to manufacturing operations and

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
procurement functions, expected to generate $50 million in additional savings beyond the initial $100 million of targeted savings. The incremental $50 million of savings are expected to be realized in 2008 and 2009.
In connection with the continued implementation of Project Momentum, restructuring charges of $3.9 million and $7.4 million, related to the aforementioned $100 million in savings, were recognized for the three and six months ended June 30, 2007, respectively, and are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations. These charges were incurred in connection with the formal plans undertaken by management and are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of restructuring charges involves the use of judgments and estimates regarding the nature, timing and amount of costs to be incurred under Project Momentum. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. The following table provides a summary of restructuring charges incurred for the three and six months ended June 30, 2007, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, for each major type of cost associated with the initiative:

	Restructuring	Restructuring
	Charges Incurred	Charges	Cumulative
	for the Three	Incurred for the Six	Charges Incurred	Total Charges
	Months Ended	Months Ended	as of	Expected to be
	June 30, 2007	June 30, 2007	June 30, 2007	Incurred (1)
One-time termination benefits	$596	$644	$16,269	$19,700-$21,200
Contract termination costs	4	21	411	400 - 500
Other restructuring costs	3,308	6,763	12,745	13,400 - 13,800

Total	$3,908	$7,428	$29,425	$33,500-$35,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total restructuring costs expected to be incurred, related to the initial savings target of $100 million, were recognized in 2006, with the remainder anticipated to be recognized in 2007, while the charges to be recognized in connection with the incremental $50 million in savings are expected to be recognized through 2008, with the majority anticipated to be recorded in 2007. Total restructuring charges expected to be incurred related to the aforementioned $150 million in aggregate savings currently represent the Company’s best estimates of the ranges of such charges, although there may be additional charges recognized as additional actions are identified and finalized.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides a summary of restructuring charges incurred for the three and six months ended June 30, 2007, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, by reportable segment:

	Restructuring	Restructuring
	Charges Incurred	Charges Incurred
	for the Three	for the Six	Cumulative Charges	Total Charges
	Months Ended	Months Ended	Incurred as of	Expected to be
	June 30, 2007	June 30, 2007	June 30, 2007	Incurred
Smokeless Tobacco	$3,253	$6,486	$26,028	$29,000-$30,700
Wine	—	—	322	400 - 500
All Other Operations	—	—	151	1,100 - 1,200

Total — reportable segments	3,253	6,486	26,501	$30,500-$32,400
Corporate (unallocated)	655	942	2,924	3,000 - 3,100

Total	$3,908	$7,428	$29,425	$33,500-$35,500

Accrued restructuring charges are included in the “accounts payable and accrued expenses” line on the Condensed Consolidated Statement of Financial Position. A reconciliation of the changes in the liability balance since December 31, 2006 is presented below.

	One-Time	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total

Balance as of December 31, 2006	$4,349	$192	$52	$4,593
Add: restructuring charges incurred	644	21	6,763	7,428
Less: payments	(3,429)	(94)	(6,175)	(9,698)
Less: reclassified liabilities (1)	(11)	—	(588)	(599)

Balance as of June 30, 2007	$1,553	$119	$52	$1,724

(1)	Represents liabilities associated with restructuring charges that have been recorded within other line items on the Condensed Consolidated Statement of Financial Position at June 30, 2007. The $11 thousand relates to share-based compensation, which is reflected in additional paid-in capital. The $0.6 million relates to asset impairment charges which were reclassified as reductions to the respective asset categories.
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
The Company is named in an action in Florida by an individual plaintiff against various smokeless tobacco manufacturers including the Company for personal injuries, including cancer, oral lesions, leukoplakia, gum loss and other injuries allegedly resulting from the use of the Company’s smokeless tobacco products. The plaintiff also claims nicotine “addiction” and seeks unspecified compensatory damages and certain equitable and other relief, including, but not limited to, medical monitoring.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
In May 2007, the Company entered into a Memorandum of Understanding to resolve the California class action and a Settlement Agreement to resolve the Wisconsin class action. The Wisconsin Settlement Agreement has been preliminarily approved by the court. For additional details on the resolution of the Wisconsin class action, see “Item 1. Legal Proceedings” in Part II. In connection with the resolution of the Wisconsin and California class actions, the Company recorded a $122.1 million pre-tax charge in the first quarter of 2007 related to the estimated costs to resolve these actions, subject to respective court approval. Approximately $28.5 million of this charge relates to settlement of the Wisconsin action resulting from court-ordered mediation in April 2007. The charge reflects costs attributable to coupons that will be distributed to consumers, which will be redeemable on future purchases of the Company’s moist smokeless tobacco products. Also reflected in the Wisconsin charge are plaintiffs’ attorneys’ fees and other administrative costs of the settlement. The remaining $93.6 million of the first quarter 2007 charge relates to settlement of the California action in May 2007, as a result of court-ordered mediation. This charge brings the total recognized liability for the California action to $96 million, which reflects the cost of cash payments to be made to the benefit of class members, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement.
The liability associated with the Company’s estimated costs to resolve all indirect purchaser actions increased to approximately $130.9 million at June 30, 2007, from $12.9 million at December 31, 2006, primarily as a result of the charge recognized for the Wisconsin and California settlements, partially offset by actual coupon redemption and payments of administrative costs related to previous settlements.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company believes that the ultimate outcome of these two matters will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, the effect of an adverse resolution could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such resolution, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, which could be associated with an adverse resolution.
Other Litigation
The Company has been named in an action in California brought by the People of the State of California, in the name of the Attorney General of the State of California, alleging that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA (see Note 15, “Other Matters” for additional information regarding the STMSA). The complaint seeks declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt. In July 2007, the parties reached a non-binding agreement in principle to resolve this matter. In connection with such agreement, a charge was recognized during the second quarter of 2007. The proceedings have been stayed pending the parties’ drafting and negotiation of a stipulation and final judgment. For additional details see “Item 1. Legal Proceedings” in Part II.
In the event the parties do not reach an agreement as to the terms of the stipulation and judgment referenced above, the foregoing case will continue to be vigorously defended. In this regard, the Company believes, and has been so advised by counsel handling the foregoing case, that it has a number of meritorious defenses.
15 - OTHER MATTERS
     On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. Under the Tobacco Reform Act, the Secretary of Agriculture imposes quarterly assessments on tobacco manufacturers and importers used to fund a trust to compensate tobacco quota farmers. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
consolidated financial position, results of operations or cash flows in any reporting period. The Company recognized charges of approximately $0.9 million and $1.9 million for the three and six months ended June 30, 2007, respectively, and $0.9 million and $1.5 million for the three and six months ended June 30, 2006, respectively, associated with the assessments required by the Tobacco Reform Act.
In November 1998, the Company entered into the STMSA with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. For the second quarter and six months ended June 30, 2007, total charges recorded by the Company in connection with the STMSA were $4.6 million and $9.2 million, respectively. Total charges recorded by the Company in connection with the STMSA for the second quarter and six months ended June 30, 2006 were $4.2 million and $8.4 million, respectively.
For further information on both items, refer to Part II, Item 8 “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 22, Other Matters,” in the 2006 Form 10-K.
16 – BORROWING ARRANGEMENTS
On June 29, 2007, the Company entered into a $300 million, five-year revolving credit facility (the “Credit Facility”) which will primarily be used for general corporate purposes, including the support of commercial paper borrowings. The Company may elect to increase its borrowing capacity under the Credit Facility to $500 million subject to certain terms. The Credit Facility replaces the Company’s previous $300 million, three-year revolving credit facility which was terminated on June 29, 2007, shortly before its July 9, 2007 contractual expiration. The Company did not have any borrowings under the Credit Facility at June 30, 2007.
Costs of approximately $0.3 million associated with the establishment of the Credit Facility were capitalized and will be amortized over the applicable term. The Credit Facility requires the maintenance of a fixed charge coverage ratio, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is 0.05 percent per annum.
17 – SUBSEQUENT EVENTS
In July 2007, the Company executed an agreement to purchase Stag’s Leap Wine Cellars (“Stag’s Leap”) and its signature Napa Valley, CA vineyards for approximately $185 million, subject to certain closing conditions. The purchase will be completed through one of the Company’s consolidated subsidiaries, with a 15 percent minority interest to be held by Marchesi Antinori S.r.l.(“Antinori”), and is expected to close in September 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Form 10-Q, as well as the consolidated financial statements and notes thereto included in the 2006 Form 10-K. Herein, the Company makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).” In addition, the Company has presented certain risk factors relevant to the Company’s business included in Item 1A in Part I of the 2006 Form 10-K.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto, to assist individuals in their review of such statements. MD&A has been organized as follows:
•	OVERVIEW – This section provides context for the remainder of MD&A, including a general description of the Company’s overall business, its business segments and a high-level summary of Company-specific and industry-wide factors impacting its operations.

•	RESULTS OF OPERATIONS – This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2007 and 2006. This section is organized using a layered approach, beginning with a discussion of consolidated results at a summary level, followed by more detailed discussions of business segment results and unallocated corporate items, including interest and income taxes.

•	OUTLOOK – This section provides information regarding the Company’s current expectations, mainly with regard to the remainder of the current fiscal year, and is organized to provide information by business segment and on a consolidated basis.

•	LIQUIDITY AND CAPITAL RESOURCES – This section provides an analysis of the Company’s financial condition, including cash flows for the three and six months ended June 30, 2007 and 2006 and any material updates to the Company’s aggregate contractual obligations as of June 30, 2007.

•	NEW ACCOUNTING STANDARDS – This section provides information regarding any newly issued accounting standards which have not yet been adopted by the Company.
OVERVIEW
BUSINESS
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is a leading manufacturer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Red Seal, Husky and Rooster. Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally, via its Ste. Michelle Wine Estates subsidiary, under labels such as Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden, Red Diamond, Distant Bay, 14 Hands and Erath. The Company also produces and markets sparkling wine under the Domaine Ste. Michelle label. In addition, the Company is the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Antinori, which includes such labels as Tignanello, Solaia, Tormaresca, Montenisa and Haras de Pirque.
The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two reportable segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are reported as All Other Operations.
In the third quarter of 2006, the Company commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over its first three years. The Company believes that such an effort is prudent from a long-term growth perspective, as it is designed to provide resources for additional financial flexibility, whether to address potential competitive challenges in the smokeless tobacco category, make further investments behind its brands or possibly increase net earnings. Operating income results in both the second quarter and six-month periods of 2007 include the positive contribution realized from this initiative, and the Company is confident that it is on track to realize the targeted savings, as planned. In addition, the Company has recently finalized plans on various other initiatives under Project Momentum, primarily related to manufacturing operations and the procurement function, which are expected to generate at least $50 million in additional savings beyond the original target, resulting in a new savings target of at least $150 million over the original three-year period. The majority of the incremental $50 million in savings are expected to be realized in 2008 and 2009. See Consolidated Results — Restructuring Charges within the Results of Operations section below for further information.
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

Premium Brand Loyalty
While category growth remains the Company’s priority, it has significantly increased its focus on efforts to increase adult consumer loyalty for its premium moist smokeless tobacco products. In connection with these efforts, during 2006 the Company implemented a plan under which it incurred significant incremental spending to stabilize premium net unit volume by strengthening premium brand loyalty. The premium brand loyalty plan is designed to deliver value to adult consumers through promotional spending and other price-focused initiatives implemented on a state-by-state basis. Based on sequential trend improvements in net unit volume for premium products throughout 2006 (with year-over-year growth in the second half of 2006), and with continued year-over-year growth in 2007, the Company believes the premium brand loyalty efforts have proven successful. As a result of this success and as a means to accelerate profitable net unit volume growth, during 2007 the Company is increasing spending above 2006 levels on such initiatives, and is now expecting year-over-year premium net unit volume growth of approximately 1.5 percent in 2007, as compared to the original target of 1 percent, excluding the impact of an extra billing day in the fourth quarter.
WINE SEGMENT
The Company’s focus in the Wine segment is to become one of the premier fine wine companies in the world, to elevate Washington state wines to the quality and prestige of the top regions of the world, and to be known for superior products, innovation and customer focus. In order to achieve these goals, attention is directed towards traditional style wines in the super premium to luxury-priced categories. Recent achievements have been well aligned with these goals. According to ACNielsen, Ste. Michelle Wine Estates was the fastest growing top-10 winery in the U.S. during the first half of 2007, and in 2006 the Company’s wines comprised 6.2 percent of total domestic 750ml units as compared to 5.9 percent in 2005. The alliance with Antinori, to become its exclusive United States importer and distributor, and the purchase of the Erath label and winery, both of which occurred in 2006, have broadened the Wine segment’s position with respect to the two key wine regions represented by Antinori and Erath. The addition of the Italian wines positions the Wine segment as a leader in U.S. distribution of Tuscan wines, while the addition of Erath establishes the Company’s Wine segment as one of the largest producers of Oregon Pinot Noir. The Company continued to be the category leader for Riesling in 2006; comprising 30 percent of the market based on ACNielsen data. Overall, the Wine segment maintained its strong leadership position in Washington State.
The Company remains focused on the continued expansion of its sales force and category management staff to further broaden the distribution of its wines in the domestic market, especially in certain account categories such as restaurants, wholesale chains and mass merchandisers. Sustained growth in the Wine segment will also be dependent on third party acclaim and ongoing category growth.
Consistent with the Company’s focus on becoming one of the premier fine wine companies in the world, it has recently executed an agreement to purchase Stag’s Leap Wine Cellars and its signature Napa Valley, CA vineyards for approximately $185 million, subject to certain closing conditions. The purchase will be completed through one of the Company’s consolidated subsidiaries, with a 15 percent minority interest to be held by Antinori. This acquisition, which is expected to close in September 2007, will provide additional prestige to the Wine segment’s acclaimed portfolio and is expected to contribute to the segment’s operating profit growth over the long-term, with a return that is expected to be more than double the Company’s cost of capital.

RESULTS OF OPERATIONS
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS
Second Quarter of 2007 compared with the Second Quarter of 2006

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$491,254	$472,900	$18,354	3.9
Net earnings	139,971	134,655	5,316	3.9
Basic earnings per share	0.88	0.84	0.04	4.8
Diluted earnings per share	0.87	0.83	0.04	4.8

Restructuring charges	3,908	—	3,908	—
Net Earnings
Consolidated net earnings increased in the second quarter of 2007, as compared to the second quarter of 2006, as a result of increased operating income, the impact of lower net interest expense and a lower effective tax rate. The Company reported operating income of $227.6 million in the second quarter of 2007, representing 46.3 percent of consolidated net sales, compared to operating income of $225.6 million, or 47.7 percent of consolidated net sales, in the second quarter of 2006. The increase in operating income was primarily due to the following:
•	Increased net sales in the Wine segment; and

•	Lower selling, advertising and administrative (“SA&A”) expenses in the Smokeless Tobacco segment, which can be attributed to Project Momentum.
These factors were partially offset by:
•	The impact of $3.9 million in restructuring charges incurred in connection with Project Momentum (see Restructuring Charges section below), which adversely impacted the 2007 operating margin percentage by approximately 0.8 percentage points; and

•	Increased unallocated corporate expenses, primarily due to the amortization of imputed rent related to a below-market short-term lease the Company executed in connection with the sale of its corporate headquarters building and costs associated with a change in executive management, the aggregate amount of which adversely impacted the 2007 operating margin by 1 percentage point.
Basic and diluted earnings per share were $0.88 and $0.87, respectively, for the second quarter of 2007, representing a 4.8 percent increase from each of the corresponding comparative measures in 2006. Average basic shares outstanding were lower in the second quarter of 2007 than in the comparable prior year period, primarily as a result of share repurchases, partially offset by the exercise of stock options. Average diluted shares outstanding in the second quarter of 2007 were lower than those in the second quarter of 2006 due to the impact of share repurchases and a lower level of dilutive outstanding options, partially offset by the impact of a comparatively higher average stock price in 2007, which has the effect of increasing diluted shares outstanding.

Net Sales

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net Sales by Segment:
Smokeless Tobacco	$399,018	$399,110	$(92)	—
Wine	79,519	62,000	17,519	28.3
All Other Operations	12,717	11,790	927	7.9

Consolidated Net Sales	$491,254	$472,900	$18,354	3.9

The increase in consolidated net sales for the second quarter of 2007, as compared to the second quarter of 2006, was primarily due to the following:
•	Improved case volume for premium wine;

•	An increase in both premium and overall net unit volume for moist smokeless tobacco products; and,

•	Improved international results.
These factors were partially offset by:
•	Lower net revenue realization per unit in the Smokeless Tobacco segment, reflecting the impact of the premium brand loyalty plan.
Segment Net Sales as a Percentage of Consolidated Net Sales

Q2 2007	Q2 2006

*	Smokeless Tobacco

Gross Margin

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Gross Margin by Segment:
Smokeless Tobacco	$329,487	$330,384	$(897)	(0.3)
Wine	26,850	22,567	4,283	19.0
All Other Operations	8,068	7,535	533	7.1

Consolidated Gross Margin	$364,405	$360,486	$3,919	1.1

The consolidated gross margin increase in the second quarter of 2007, as compared to the second quarter of 2006, was primarily due to higher net sales, partially offset by higher cost of products sold, in the Wine segment.

	June 30,		Increase/
	2007	2006	(Decrease)
Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	82.6%	82.8%	(0.2)
Wine	33.8%	36.4%	(2.6)
All Other Operations	63.4%	63.9%	(0.5)
Consolidated	74.2%	76.2%	(2.0)
The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to the following:
•	Higher case volume for wine, which sells at lower margins than moist smokeless tobacco products;

•	Increased unit costs in the Wine segment; and,

•	Lower net revenue realization per unit in the Smokeless Tobacco segment.
Restructuring Charges
The Company recognized $3.9 million in restructuring charges in the second quarter of 2007 in connection with the continued implementation of Project Momentum, the Company’s previously announced cost-reduction initiative. This initiative is designed to create additional financial resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it is designed to provide additional flexibility in the increasingly competitive smokeless tobacco category. Refer to the Restructuring Charges section within the “First Six Months of 2007 compared with the First Six Months of 2006” discussion below for additional information, including cumulative charges incurred to date and the total amount of charges expected to be incurred in connection with Project Momentum for each major type of cost associated with the initiative.

First Six Months of 2007 compared with the First Six Months of 2006

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$938,272	$906,541	$31,731	3.5
Net earnings	247,484	250,568	(3,084)	(1.2)
Basic earnings per share	1.55	1.55	—	—
Diluted earnings per share	1.53	1.54	(0.01)	(0.6)
Gain on sale of corp. HQ bldg	105,143	—	105,143	—
Antitrust litigation	122,100	1,350	120,750	—
Restructuring charges	7,428	—	7,428	—
Net Earnings
Consolidated net earnings decreased in the first six months of 2007, as compared to the first six months of 2006, as a result of lower operating income, partially offset by the impact of a lower effective tax rate and lower net interest expense. The Company reported operating income of $405.4 million in the first half of 2007, representing 43.2 percent of consolidated net sales, compared to operating income of $422 million, or 46.5 percent of consolidated net sales, in the first half of 2006. The decrease in operating income was primarily due to the following:
•	An antitrust litigation charge of $122.1 million representing the estimated costs associated with the resolution of indirect purchaser class actions in the States of Wisconsin and California, which adversely impacted the operating margin percentage by approximately 13 percentage points;

•	The impact of $7.4 million in restructuring charges incurred in connection with Project Momentum (see Restructuring Charges section below), which adversely impacted the operating margin percentage by approximately 0.8 percentage points; and

•	Increased unallocated corporate expenses, primarily due to amortization charges for the below-market short-term lease on its current corporate headquarters building and costs associated with a change in executive management, the aggregate amount of which adversely impacted the operating margin by 1 percentage point.
These factors were partially offset by:
•	The impact of a $105 million pre-tax gain recognized in connection with the sale of the Company’s corporate headquarters building, which favorably impacted the operating margin percentage by 11.2 percentage points;

•	Increased net sales in both the Wine and Smokeless Tobacco segments; and,

•	Lower SA&A expenses in the Smokeless Tobacco segment, which can be traced to the impact of Project Momentum.
Basic earnings per share of $1.55 for the first six months of 2007 was level with basic earnings per share reported for the first six months of 2006, while diluted earnings per share of $1.53 for the first half of 2007 reflected a decrease of 0.6 percent from the corresponding comparative measure in 2006. Average basic shares outstanding were lower in the first six months of 2007 than in the comparable prior year period, primarily as a result of share repurchases, partially offset by the exercise of stock options. Average diluted shares outstanding in the first six months of 2007 were lower than those in the first six months of 2006 due to the impact of share repurchases and a lower level of dilutive outstanding options, partially offset by the impact of a comparatively higher average stock price in 2007, which effectively increases diluted shares outstanding.
Net Sales

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net Sales by Segment:
Smokeless Tobacco	$766,451	$765,388	$1,063	0.1
Wine	148,295	118,309	29,986	25.3
All Other Operations	23,526	22,844	682	3.0

Consolidated Net Sales	$938,272	$906,541	$31,731	3.5

The increase in consolidated net sales for the first half of 2007, as compared to the first half of 2006, was primarily due to the following:
•	Improved case volume for premium wine;

•	Net sales growth in the Smokeless Tobacco segment, reflecting an increase in both premium and overall net unit volume for moist smokeless tobacco products ; and,

•	Improved international results.
These factors were partially offset by:
•	Lower net revenue realization per unit in the Smokeless Tobacco segment.
Segment Net Sales as a Percentage of Consolidated Net Sales

Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

*	Smokeless Tobacco

Gross Margin

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Gross Margin by Segment:
Smokeless Tobacco	$629,939	$632,019	$(2,080)	(0.3)
Wine	50,949	43,261	7,688	17.8
All Other Operations	14,882	14,637	245	1.7

Consolidated Gross Margin	$695,770	$689,917	$5,853	0.8

The consolidated gross margin increase in the first six months of 2007, as compared to the first six months of 2006, was primarily due to higher net sales in the Wine and Smokeless Tobacco segments, partially offset by higher cost of products sold in both of these segments.

	Six Months Ended
	June 30,		Increase/
	2007	2006	(Decrease)
Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	82.2%	82.6%	(0.4)
Wine	34.4%	36.6%	(2.2)
All Other Operations	63.3%	64.1%	(0.8)
Consolidated	74.2%	76.1%	(1.9)
The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to the following:
•	Higher case volume for wine, which sells at lower margins than moist smokeless tobacco products;

•	Lower net revenue realization per unit in the Smokeless Tobacco segment; and,

•	Increased costs of products sold in the Smokeless Tobacco and Wine segments.
Restructuring Charges
The Company recognized $7.4 million in restructuring charges in the first six months of 2007 related to actions undertaken in connection with Project Momentum. Under this initiative, the Company has now targeted at least $150 million in savings to be realized within the three years following its implementation. The following table provides a summary of restructuring charges incurred during the second quarter and first six months of 2007, the cumulative charges incurred to date and the total amount of charges expected to be incurred in connection with this initiative for each major cost, by category:

	Restructuring
	Charges Incurred	Restructuring Charges	Cumulative
	for the Three	Incurred for the Six	Charges Incurred	Total Charges
	Months Ended	Months Ended	as of	Expected to
	June 30, 2007	June 30, 2007	June 30, 2007	be Incurred (1)
One-time termination benefits	$596	$644	$16,269	$19,700 - $21,200
Contract termination costs	4	21	411	400 - 500
Other restructuring costs	3,308	6,763	12,745	13,400 - 13,800

Total	$3,908	$7,428	$29,425	$33,500 - $35,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total one-time termination benefit costs expected to be incurred in connection with the initial savings target of $100 million were recognized in 2006, with the remainder anticipated to be recognized in 2007, while the charges to be recognized in connection with the incremental $50 million in savings are expected to be recognized through 2008, with the majority anticipated to be recorded in 2007. The majority of total contract termination costs expected to be incurred was recognized in 2006, with the remainder anticipated to be recognized in 2007. Approximately half of the total other restructuring charges expected to be incurred were recognized in 2006, with the remainder expected to be recognized in 2007 and 2008. While the Company believes that its estimates of total restructuring charges expected to be incurred related to the aforementioned $150 million in savings are appropriate and reasonable based upon the information available, actual results could differ from such estimates. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized. As any additional actions are approved and finalized and costs or charges are determined, the Company will file a Form 8-K under Item 2.05 or report such costs or charges in its periodic reports, as appropriate.
One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs relate to charges for the termination of operating leases incurred in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees, along with asset impairment charges. Primarily all of the restructuring charges expected to be incurred will result in cash expenditures, although approximately $4 million of such charges relate to pension enhancements offered to applicable employees, all of which will be paid directly from the respective pension plan’s assets. As of June 30, 2007, the liability balance associated with restructuring charges amounted to $1.7 million. Refer to Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13, Restructuring,” for further information regarding accrued restructuring charges.

SMOKELESS TOBACCO SEGMENT
Second Quarter of 2007 compared with the Second Quarter of 2006

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$399,018	$399,110	$(92)	—
Restructuring charges	3,253	—	3,253	—
Operating profit	223,758	219,452	4,306	2.0
Net Sales
Smokeless Tobacco segment net sales in the second quarter of 2007 were flat as compared to the second quarter of 2006, as the favorable impact of an increase in both premium and overall net unit volume for moist smokeless tobacco products was offset by the following impact of the Company’s price-focused initiatives:
•	An unfavorable shift in premium product mix, with lower net unit volume for straight stock premium products more than offset by an increase in net unit volume for value pack and promotional premium products;

•	An unfavorable shift in price-value product mix, with the increase in price-value net unit volume largely due to sales of value packs, which were introduced in the first quarter of 2007; and,

•	Increased sales incentives, primarily retail buydowns.
The Company believes that its price-focused initiatives, which relate primarily to its premium brand loyalty initiative, along with the impact of its continued category growth efforts aimed at converting adult smokers, continue to be successful in driving net unit volume growth for its moist smokeless tobacco products, particularly premium products.
Percentage of Smokeless Tobacco Segment Net Sales by Product Category

Q2 2007	Q2 2006

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds

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
MSTP Net Unit Volume

	Three Months Ended June 30,		Increase/(Decrease)
	2007	2006	Cans	%
Net Unit Volume (thousands of cans):
Premium	144,065	141,978	2,087	1.5
Price Value	25,792	23,755	2,037	8.6

Total	169,857	165,733	4,124	2.5

Percentage of Total MSTP Net Unit Volume by Category Segment

Q2 2007	Q2 2006
Overall net unit volume for moist smokeless tobacco products increased 2.5 percent in the second quarter of 2007, as compared to the similar 2006 period, reflecting the sixth consecutive quarter of overall year-over-year growth and the third consecutive quarter of growth in excess of 2 percent. The increases for premium and price-value products each accounted for roughly half of the overall volume increase, on an absolute can basis. The premium net unit volume growth of 1.5 percent in the second quarter of 2007 represents the fourth consecutive quarter of year-over-year premium net unit volume growth and was ahead of the Company’s expectations.

The Company continues to be encouraged by the recent trend improvement in net unit volume for premium products, specifically in the year-over-year comparisons seen in the past several quarters. The Company believes this improvement in premium net unit volume performance is attributable to the following factors:
•	Continued implementation of the Company’s premium brand loyalty plan, which has narrowed the price gaps between premium and price-value products on a state-by-state basis, in varying degrees; and,

•	Continued spending on category growth initiatives.
Net unit volume for price-value products includes Red Seal, the Company’s price-value product, and Husky, the Company’s sub-price-value product. Net unit volume for Red Seal increased moderately in the second quarter of 2007, as compared to the second quarter of 2006. The Company has implemented price-focused initiatives related to Red Seal, which have returned the brand to net unit volume growth during 2007 after a disappointing performance in the latter half of 2006. Net unit volume for Husky increased significantly in the second quarter of 2007, as compared to the corresponding prior year period, which benefited from the 2007 introduction of value packs.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. During the first quarter of 2007, the Company launched Skoal Citrus Blend in two forms, Long Cut and Pouches. In the second quarter of 2007 the Company announced that it will be introducing an all-new-line of premium moist smokeless tobacco products known as Cope, which will be available in three long cut varieties. Cope is designed to make the Company’s core brand, Copenhagen, more approachable for adult smokers and will be available at retail in mid-September 2007. Net can sales for the second quarter and first six months of 2007 included approximately 23.4 million cans and 44.4 million cans, respectively, of new products that were launched nationally within the last three years, representing 13.8 percent and 13.6 percent, respectively, of the Company’s total moist smokeless tobacco net unit volume for the respective periods. These new products included:
•	Three varieties of Skoal Long Cut*

•	Three varieties of Skoal Pouches*

•	Skoal Bandits (new and improved)**

•	Copenhagen Long Cut Straight**

•	Two varieties of Husky Fine Cut

•	Various varieties of Husky Long Cut

*	Includes Citrus Blend variety, which was introduced during 2007.

**	Product introduced during 2006.
In connection with the Company’s objective to grow the moist smokeless tobacco category by building awareness and improving the social acceptability of smokeless tobacco products among adult consumers, primarily smokers, the Company’s premium portion pack products have demonstrated continued growth. Net unit volume for these portion pack products, which include Copenhagen and Skoal Pouches, as well as new and improved Skoal Bandits, increased significantly in the second quarter of 2007, as compared to the corresponding prior year period, and represented 9.4 percent of the Company’s premium net unit volume.
The Company began limited marketing of a new product, Skoal Dry, in two lead markets in July 2006. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product, also aimed at converting adult smokers, is designed to be spit-free. The Company continues to evaluate the results of this initiative.

Cost of Products Sold
Costs of products sold for the second quarter of 2007 increased as compared to the corresponding period of 2006, as the favorable impact of reduced manufacturing costs resulting from Project Momentum initiatives were more than offset by the overall increased net unit volume of moist smokeless tobacco products, increased material costs and a charge related to the write-off of certain packaging material.
Gross Margin

	Three Months Ended
	June 30,		Increase/(Decrease)
	2007	2006	Amount	%
Gross Margin	$329,487	$330,384	$(897)	(0.3)
Gross Margin as % of Net Sales	82.6%	82.8%
Gross margin decreased slightly in the second quarter of 2007, compared to the second quarter of 2006, primarily as a result of the aforementioned increased material costs and packaging material inventory write-off. The gross margin, as a percentage of net sales, declined by 0.2 percentage points in the second quarter of 2007, as compared to the corresponding period of 2006, as a result of these factors and a shift in product mix, which reflected higher net unit volume for both premium and price-value value pack products and increased premium promotional net unit volume along with lower net unit volume for straight stock premium products.
SA&A Expenses
SA&A expenses decreased 7.6 percent in the second quarter of 2007 to $102.5 million, compared to $110.9 million in the second quarter of 2006, reflecting overall improvements in cost management as a result of Project Momentum and other favorable spending, specifically:
•	Lower salaries and related costs associated with certain positions eliminated in the restructuring;

•	Lower costs associated with fringe benefits;

•	Lower consulting fees;

•	Decreased print advertising costs;

•	Lower costs associated with retail shelving systems used to promote the moist smokeless tobacco category’s products; and,

•	A decrease in other administrative expenses.
These decreases were partially offset by:
•	Higher direct marketing spending, primarily related to the Company’s premium brand-building and category growth initiatives;

•	Higher legal-related costs; and,

•	Increased one-on-one marketing costs.
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the quarters ended June 30, 2007 and 2006, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $3.7 million and $4.3 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.
Restructuring Charges
Smokeless Tobacco segment results for the three months ended, June 30, 2007, reflect $3.2 million of the restructuring charges discussed in the “Consolidated Results” section above.
First Six Months of 2007 compared with the First Six Months of 2006

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$766,451	$765,388	$1,063	0.1
Restructuring charges	6,486	—	6,486	—
Antitrust litigation	122,100	1,350	120,750	—
Operating profit	294,748	411,142	(116,394)	(28.3)
Net Sales
The increase in Smokeless Tobacco segment net sales in the first six months of 2007, as compared to the first six months of 2006, reflects the favorable impact of an increase in both premium and overall net unit volume for moist smokeless tobacco products, partially offset by the following impact of the Company’s price-focused initiatives:
•	An unfavorable shift in premium product mix, with lower net unit volume for straight stock premium products more than offset by an increase in net unit volume for value pack and promotional premium products;

•	An unfavorable shift in price-value product mix, with the increase in price-value net unit volume largely due to volume for price-value value pack products; and,

•	Increased sales incentives, primarily retail buydowns.
As noted in the discussion of quarterly results above, the Company believes that its price-focused initiatives continue to be successful in driving net unit volume growth for its moist smokeless tobacco products, particularly premium products. The Company also believes that the success is further illustrated by the achievement of net sales growth despite escalating gasoline prices during the first half of 2007 and the comparative impact of the initial implementation of the premium loyalty initiative in the first half of 2006. The Company believes that can sales of its smokeless tobacco products, primarily premium products, can be affected by fluctuations in gasoline prices. The impact of such fluctuations may be exacerbated due to the fact that a significant portion of the Company’s net unit volume is sold at outlets that also sell gasoline.

Percentage of Smokeless Tobacco Segment Net Sales by Product Category

Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds
MSTP Net Unit Volume

	Six Months Ended June,		Increase/(Decrease)
	2007	2006	Cans	%
Net Unit Volume (thousands of cans):
Premium	275,909	271,962	3,947	1.5
Price Value	49,141	45,460	3,681	8.1

Total	325,050	317,422	7,628	2.4

Percentage of Total MSTP Net Unit Volume by Category Segment

Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
The increases in overall and premium net unit volume for moist smokeless tobacco products of 2.4 percent and 1.5 percent, respectively, in the first six months of 2007, as compared to the similar 2006 period, reflect the positive impact of the continued implementation of the Company’s premium brand loyalty initiative, as well as continued spending on category growth initiatives. The net unit volume increase of 8.1 percent for price-value products in the first six months of 2007, as compared to the first six months of 2006, was mainly driven by substantially higher net unit volume for Husky, with a moderate increase for Red Seal.

The following provides information from the Company’s Retail Account Data Share & Volume Tracking System (“RAD-SVT”) for the 26-week period ending June 16, 2007, as provided by Management Science Associates, Inc., which measures shipments from wholesale to retail.

				Percentage Point
	Can-Volume %			Increase/(Decrease)
	Change from Prior	%		from Prior Year
	Year Period	Share		Period

Total Category Data:
Total Moist Smokeless Category	7.2%	N/A		N/A
Total Premium Segment	1.4%	56.5%	*	(3.2)
Total Value Segments	15.8%	43.4%	*	3.2

Company Data:
Total Moist Smokeless Category	3.2%	61.2%		(2.4)
Total Premium Segment	2.1%	91.0%		0.6
Total Value Segments	9.6%	22.6%		(1.3)

*	Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.
The Company believes that a useful measurement of the Company’s premium brand loyalty initiative is the number of states for which premium net unit volume is growing. According to RAD-SVT data utilized during the planning stages in late 2005, premium net unit volume was growing in 20 states, representing approximately 25 percent of the Company’s overall premium net unit volume. During the most recent 26-week period ended June 16, 2007, these statistics improved to 36 states for which premium net unit volume was growing, representing approximately 74 percent of the Company’s overall premium net unit volume.
In addition, there has been a favorable ancillary benefit from the Company’s premium brand loyalty initiative on category share trends. As reflected in the table above, the Company’s share of the moist smokeless tobacco category during the most recent 26-week RAD-SVT period was 61.2 percent, which was effectively flat versus the 61.3 percent share for the 26-week period ended February 24, 2007, reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007. Furthermore, the Company’s share of the category has been essentially stable on a sequential 4-week period basis since October 2006. While some additional category share loss is expected going forward, the Company is encouraged by this recent trend improvement.
RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco trends from wholesale to retail and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports net shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as differences as a result of new product introductions and promotions, affect comparisons of the Company’s actual results to those from RAD-SVT. The Company believes the difference in trend between RAD-SVT and its own net shipments is due to such factors. Furthermore, Management Science Associates, Inc. periodically reviews and adjusts RAD-SVT information, in order to improve the overall accuracy of the information for comparative and analytical purposes, by incorporating refinements to the extrapolation methodology used to project data from a statistically representative sample. Adjustments are typically made for static store counts and new reporting customers.
Cost of Products Sold
Costs of products sold for the first six months of 2007 increased as compared to the first six months of 2006, as the impact of increased net unit volume for moist smokeless tobacco products, higher material costs and a charge related to the write-off of packaging material, were partially offset by the favorable impact of reduced manufacturing costs resulting from Project Momentum initiatives.
Gross Margin

	Six Months Ended
	June 30,		Increase/(Decrease)
	2007	2006	Amount	%
Gross Margin	$629,939	$632,019	$(2,080)	(0.3)
Gross Margin as % of Net Sales	82.2%	82.6%
Gross margin decreased slightly in the first six months of 2007, compared to the first six months of 2006, primarily as a result of the aforementioned cost of products sold variance, partially offset by higher net sales. The gross margin, as a percentage of net sales, declined by 0.4 percentage points in the first six months of 2007, as compared to the corresponding period of 2006, as a result of these factors and a shift in product mix, which included higher net unit volume for both premium and price-value value pack products and increased premium promotional net unit volume, along with lower net unit volume for straight stock premium products.
SA&A Expenses
SA&A expenses decreased 5.9 percent in the first six months of 2007 to $206.6 million, compared to $219.5 million in the first six months of 2006, reflecting overall improvements in cost management as a result of Project Momentum and other favorable spending, specifically:
•	Lower salaries and related costs associated with certain positions eliminated in the restructuring;

•	Lower costs associated with fringe benefits;

•	Lower consulting fees;

•	Lower costs associated with retail shelving systems used to promote the moist smokeless tobacco category’s products;

•	A decrease in costs associated with samples, due to a decline in sample shipments; and,

•	A decrease in other administrative expenses.
These decreases were partially offset by:
•	Higher legal-related costs;

•	Increased direct marketing spending, primarily related to the Company’s premium brand-building and category growth initiatives; and,

•	Increased one-on-one marketing costs.
For the six months ended June 30, 2007 and 2006, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims, which are reflected within the segment’s SA&A expenses, were $7 million and $7.1 million, respectively.
Antitrust Litigation
The first six months of 2007 reflect the impact of a $122.1 million pre-tax charge the Company recognized in the first quarter, representing the estimated costs in connection with the resolution of the Company’s two significant remaining indirect purchaser class actions. This charge is comprised of the following:
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
In the first six months of 2006, the Company recorded a $1.4 million pre-tax charge reflecting a change in the estimated redemption rate for coupons in conjunction with the resolution of certain states’ indirect purchaser antitrust actions (see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation).
Restructuring Charges
Smokeless Tobacco segment results for the six months ended, June 30, 2007, reflect $6.5 million of the restructuring charges discussed in the “Consolidated Results” section above.

WINE SEGMENT
Second Quarter of 2007 compared with the Second Quarter of 2006

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$79,519	$62,000	17,519	28.3
Operating profit	11,235	9,387	1,848	19.7
Net Sales
The increase in Wine segment net sales for the second quarter of 2007, as compared to the corresponding 2006 period, was primarily due to a 19.5 percent increase in premium case volume. These favorable net sales results reflect the following factors:
•	The incremental revenue contributed by the Antinori and Erath labels, which were added to the Company’s portfolio in the second half of 2006;

•	The broadening of the distribution of the Company’s wines as a direct result of the Company’s continued efforts to increase distribution through the expansion of its sales force; and,

•	The impact of favorable third party acclaim and product ratings.
Case Volume
Percentage of Total Case Volume by Brand

Q2 2007	Q2 2006
Chateau Ste. Michelle and Columbia Crest, the Company’s two leading wine brands, accounted for 71 percent of total premium case volume in the second quarter of 2007, as compared to 75.9 percent in the corresponding 2006 period. The decline from 2006 to 2007 reflects a percentage increase in all other wine case volume, which was driven by the addition of the Antinori and Erath brands in the 2007 period. Case volume for Chateau Ste. Michelle continued to be strong in the second quarter of 2007, increasing 14.1 percent as compared to the second quarter of 2006, with the increase primarily due to higher case volume for white varietals. Case volume for Columbia Crest increased 9.7 percent in the second quarter of 2007, as compared to the corresponding 2006 period, primarily due to increased case volume for Grand Estates Merlot and the Two Vines red varietals. Overall case volume for 2007 was also favorably impacted by the addition of Antinori and Erath, with volume from these brands accounting for approximately 8.9 percentage points of the overall 19.5 percent case volume increase. Case volume for Red Diamond and 14 Hands, two of the Company’s newer labels, also contributed to the increase in case volume for the second quarter of 2007, while sales of Domaine Ste. Michelle were lower.
Cost of Products Sold
Segment cost of products sold in the second quarter of 2007 increased 33.6 percent from the same prior year period, which was primarily attributable to the costs associated with Antinori products, as well as overall increased case volume and the impact of higher costs per case.
Gross Margin

	Three Months Ended
	June 30,		Increase/(Decrease)
	2007	2006	Amount	%
Gross Margin	$26,850	$22,567	$4,283	19.0
Gross Margin as % of Net Sales	33.8%	36.4%
The increase in gross margin in the second quarter of 2007, versus the second quarter of 2006, was due to the increase in net sales, partially offset by the increased cost per case in the second quarter of 2007. The decrease in gross margin, as a percentage of net sales, was mainly due to the increased case costs and case sales associated with the distribution of Antinori brands, which generate a lower gross margin than varietals produced by the Company.
SA&A Expenses
SA&A expenses of $15.6 million in the second quarter of 2007 were 18.5 percent higher than the $13.2 million of such expenses recognized in the corresponding prior year period, reflecting the following:
•	Higher salaries and related costs, due to the sales force expansion associated with broadening the distribution of the Company’s wines throughout the domestic market; and,

•	Higher advertising and promotional expenses, as the prior year reflected the favorable impact of a cooperative arrangement for advertising and promotional expenses related to the distribution of Antinori wines.
These increases were partially offset by:
•	Lower advertising production costs for Chateau Ste. Michelle; and,

•	Lower legal costs and consulting fees.

First Six Months of 2007 compared with the First Six Months of 2006

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$148,295	$118,309	29,986	25.3
Operating profit	22,379	17,923	4,456	24.9
Net Sales
The increase in Wine segment net sales for the first six months of 2007, as compared to the first six months of 2006, was primarily due to a 17 percent increase in premium case volume. These favorable net sales results reflect the following factors:
•	The incremental impact of the Antinori and Erath labels;

•	Expanded distribution of the Company’s wines; and,

•	Favorable third party acclaim and product ratings.
Case Volume
Percentage of Total Case Volume by Brand

Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Chateau Ste. Michelle and Columbia Crest accounted for 70.8 percent of total premium case volume in the first six months of 2007, as compared to 75.5 percent for the corresponding 2006 period. As seen in the second quarter, this shift is primarily due to the impact of case volume for the Antinori and Erath labels. Case volume for Chateau Ste. Michelle increased 12.9 percent in the first half of 2007, as compared to the corresponding 2006 period, with the increase primarily due to higher case volume for white varietals, particularly Riesling and Chardonnay, and to a lesser extent, the Cabernet Sauvignon red varietal. Case volume for Columbia Crest increased 7 percent in the first half of 2007, versus the first half of 2006, primarily due to increased case volume for the Two Vines and Grand Estates red varietals. Case volume for the Antinori and Erath brands accounted for approximately 7.3 percentage points of the Wine segment’s overall 17 percent case volume increase. Case volume for Red Diamond and 14 Hands also contributed to the increase in case volume in the first half of 2007.

Cost of Products Sold
Segment cost of products sold in the first six months of 2007 increased 29.7 percent from the same prior year period, which was primarily attributable to the costs associated with Antinori products, as well as overall increased case volume and the impact of higher costs per case.
Gross Margin

	Six Months Ended
	June 30,		Increase/(Decrease)
	2007	2006	Amount	%
Gross Margin	$50,949	$43,261	$7,688	17.8
Gross Margin as % of Net Sales	34.4%	36.6%
The increase in gross margin in the first six months of 2007, versus the first six months of 2006, was due to the increase in net sales, partially offset by the increased cost per case. The decrease in gross margin, as a percentage of net sales, was mainly due to the additional case costs and case sales associated with the distribution of Antinori brands, which generate a lower gross margin than varietals produced by the Company.
SA&A Expenses
SA&A expenses of $28.6 million in the first six months of 2007 were 12.8 percent higher than the $25.3 million of such expenses recognized in the corresponding prior year period, reflecting the following:
•	Higher salaries and related costs, due to the continued expansion of the sales force;

•	Higher advertising and promotional expenses, as the prior year reflected the favorable impact of the cooperative advertising and promotional arrangement for Antinori wines;

•	Increased print advertising expenses; and,

•	A lower pre-tax gain associated with the sale of non-strategic winery properties, as the current year reflects a $2 million pre-tax gain related to the sale of a property located in Washington, as compared to a $2.5 million pre-tax gain reflected in the prior year related to the sale of a property located in California.
These increases were partially offset by:
•	Lower point-of-sale advertising expenses, primarily due to timing; and,

•	Lower legal costs and consulting fees.

ALL OTHER OPERATIONS
Second Quarter of 2007 compared with the Second Quarter of 2006

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$12,717	$11,790	$927	7.9
Operating profit	4,945	3,911	1,034	26.4
Net sales for All Other Operations increased in the second quarter of 2007, as compared to the corresponding period of 2006, primarily due to higher net unit volume for moist smokeless tobacco products sold by the Company’s international operations, as well as the favorable impact of foreign exchange rates. Gross margin, as a percentage of net sales, decreased in the second quarter of 2007 to 63.4 percent, from 63.9 percent in 2006, primarily due to higher unit costs. Operating profit for All Other Operations represented 38.9 percent of net sales in the second quarter of 2007, as compared to 33.2 percent in the second quarter of 2006. The increase in operating profit and operating margin was primarily due to the aforementioned increase in net sales, as well as lower SA&A expenses.
First Six Months of 2007 compared with the First Six Months of 2006

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$23,526	$22,844	$682	3.0
Operating profit	8,941	7,619	1,322	17.4
In the first six months of 2007, net sales for All Other Operations increased, as compared to the first six months of 2006, as higher net sales attributable to higher net unit volume for moist smokeless tobacco products sold by the Company’s international operations in Canada was partially offset by the impact of a decline in net unit volume in the Company’s other international markets. Net sales for the first six months of 2007 also benefited from a favorable exchange rate. The gross margin percentage decreased in the first six months of 2007 to 63.3 percent, from 64.1 percent in the similar 2006 period, primarily due to higher unit costs. Operating profit for All Other Operations represented 38 percent of net sales in the first six months of 2007, as compared to 33.4 percent in the first six months of 2006. Lower SA&A expenses were the main driver of the increases in both operating profit and operating margin during the period.

UNALLOCATED CORPORATE
Second Quarter of 2007 compared with the Second Quarter of 2006
Administrative Expenses
Unallocated corporate administrative expenses increased 63.1 percent to $11.7 million in the second quarter of 2007, as compared to $7.2 million in the second quarter of 2006, reflecting the following:
•	An unfavorable variance due to a share-based compensation charge associated with a change in executive management, which accounted for 18.9 percentage points of the overall increase; and,

•	The amortization of imputed rent related to the below-market short-term lease associated with the Company’s relocation of its corporate headquarters, which accounted for 40.3 percentage points of the overall increase.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to $0.7 million in the second quarter of 2007. The unallocated restructuring charges consisted of one-time termination benefit charges, as well as professional fees directly related to the implementation of Project Momentum.
Interest Expense
Net interest expense decreased $2.2 million, or 20.7 percent, in the second quarter of 2007, as compared to the second quarter of 2006, primarily due to higher income from cash equivalent and short-term investments, which resulted from higher average levels of investments and higher interest rates in the current year.
Income Tax Expense
The Company recorded income tax expense of $79.1 million in the second quarter of 2007 compared to $80.1 million in the second quarter of 2006. The Company’s effective tax rate was 36.1 percent in the second quarter of 2007, compared to 37.3 percent in the corresponding 2006 period. The decrease in the effective tax rate for the second quarter of 2007 was primarily due to the scheduled statutory increase in 2007 for the deduction available for qualified domestic production activities.
First Six Months of 2007 compared with the First Six Months of 2006
Administrative Expenses
Unallocated corporate administrative expenses increased 68.7 percent to $24.8 million in the first six months of 2007, as compared to $14.7 million in the first six months of 2006, reflecting the following:
•	Charges of $6 million associated with a change in executive management, which accounted for more than half of the overall increase;

•	The amortization of imputed rent for the below-market short-term headquarters lease, which accounted for 26.1 percentage points of the overall increase; and,

•	Higher legal expenses.

Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to approximately $1 million in the first six months of 2007. The unallocated restructuring charges consisted of one-time termination benefit charges, as well as professional fees directly related to the implementation of Project Momentum.
Interest Expense
Net interest expense decreased $4.1 million, or 18.6 percent, in the first six months of 2007, as compared to the first six months of 2006, primarily due to higher income from cash equivalent and short-term investments, which resulted from higher average levels of investments and higher interest rates.
Income Tax Expense
The Company recorded income tax expense of $139.8 million in the first six months of 2007 compared to $149.1 million in the first six months of 2006. Income tax expense in the first half of 2007 reflects the impact of antitrust litigation charges, as well as the gain recognized in connection with the sale of the Company’s corporate headquarters building. The Company’s effective tax rate was 36.1 percent in the first half of 2007, compared to 37.3 percent in the first half of 2006. The decrease in the effective tax rate for the first six months of 2007, as compared to the corresponding period of 2006, was primarily due to the scheduled statutory increase in 2007 for the deduction available for qualified domestic production activities.
OUTLOOK
SMOKELESS TOBACCO SEGMENT
Category Growth
The Company remains committed to its category growth initiatives, which continue to be successful, demonstrated by a continued strong growth rate through the first half of 2007, according to RAD-SVT data. According to data from ACNielsen, moist smokeless tobacco is one of the fastest growing consumer packaged goods categories at retail. In addition, consumer research indicates in 2006, the number of new adult consumers entering the moist smokeless tobacco category continued to increase, bringing the total adult consumer base to over 6 million from 4.7 million in 2001, a majority of which entered in the premium segment. In light of the success of the Company’s category growth initiatives achieved to date, as well as the favorable impact to the category from the Company’s premium brand loyalty initiative (discussed further below), going forward the Company expects that these initiatives will continue to expand the adult consumer base and attract new adult consumers, primarily smokers, to the category and to premium brands. The Company will continue to utilize its direct mail marketing program to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to adult smokers, as well as product innovation, which the Company believes have both contributed to category growth in the last few years. The Company expects category growth to remain strong; however, the Company believes that it is likely to moderate somewhat from the 7.2 percent increase seen in the most recent 26-week RAD-SVT period as 2007 comparisons begin to lap the accelerated growth that was experienced in the second half of 2006. As such, the Company continues to expect category growth in the range of 5 percent to 6 percent in 2007.

Premium Brand Loyalty
As the Company has previously communicated, it is expanding upon its premium brand loyalty initiative during 2007, with a focus on growth of underlying premium net unit volume, and, as demonstrated by the results for the first six months of 2007, both volume trends and category share performance have improved. The Company expects to see moderated category share loss over the remainder of 2007, which, when coupled with the aforementioned slight decline in anticipated category growth rates, should enable it to deliver solid premium volume growth for the year. With respect to premium net unit volume, the Company expects to benefit from the presence of an extra billing day in the fourth quarter of 2007. Given the Company’s strong first half 2007 premium net unit volume trends, its shipment and share trends and continued strong moist smokeless tobacco category growth, the Company is now anticipating premium net unit volume growth of approximately 1.5 percent for the year, as compared to the original target of 1 percent, excluding the impact of the extra billing day.
State Excise Taxes
The Company intends to continue its efforts to promote tax equity in the 38 states that currently impose excise taxes on smokeless tobacco products expressed as a percentage of the wholesale price (“ad valorem”) rather than on the basis of weight. During the second quarter of 2007 one additional state, Delaware, passed legislation to convert to a tax based on weight, bringing the total number of tax equity states to 12, along with the federal government. This marks the second state to convert to a weight-based tax during 2007 and the fifth state to convert during the last year. The Company believes that ad valorem excise taxes on smokeless tobacco products artificially drive consumer behavior and create market distortions by providing a tax preference for lower priced products. Weight-based excise taxes or specific taxes on smokeless tobacco products would, in the Company’s opinion, allow products to compete fairly in the marketplace on the basis of price and product attributes, not the relative tax burden. The Company believes its support of weight-based state excise taxes on smokeless tobacco products is in the best interest of the Company, its wholesaler customers, retailers, adult consumers of the Company’s moist smokeless tobacco products and the state governments.
Project Momentum Cost Savings Initiative
During 2007, the first full year of Project Momentum’s implementation, operating results reflect the positive contribution realized from this initiative. Given the progress achieved to date, and the continued focus on identifying operational efficiencies and cost reductions, the Company is confident that it will realize its first $100 million in targeted savings over the planned three-year period. As noted in the “Overview” section of MD&A, the Company has recently finalized plans on various initiatives, primarily related to manufacturing operations and procurement functions, expected to generate $50 million in additional savings beyond the original $100 million of targeted savings. The incremental $50 million of savings are expected to be realized in 2008 and 2009, bringing the total expected savings within the first three years of Project Momentum’s implementation to $150 million. These cost savings are expected to create additional resources for the Company’s growth, as well as additional flexibility in the increasingly competitive smokeless tobacco category. The total targeted savings of at least $150 million does not include the impact of the sale of the Company’s corporate headquarters building in the first quarter of 2007, which generated a pre-tax gain of approximately $105 million, and net cash proceeds of approximately $85 million.

Antitrust Litigation
The Company is named as a defendant in certain actions brought by indirect purchasers (consumers and retailers) in several states. As noted in the discussion of results of operations, the Company recognized a charge of $122.1 million during the first six months of 2007 related to the estimated cost of the settlements in the California and Wisconsin class actions, which are subject to court approval. These settlements resolve what the Company believes are its two significant remaining indirect purchaser antitrust cases (see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation).
WINE SEGMENT
The Wine segment forecasts continued strong growth for the full year of 2007 of 10 percent or more for both net sales and operating profit. Favorable acclaim received for products late in 2006 and the first half of 2007 are expected to continue to benefit net sales during the remainder of the year. In addition, revenues for the Wine segment are expected to continue to be favorably impacted by the strategic alliance with Antinori, although the impact to the remainder of 2007 is expected to be less significant than the impact realized in the first half of 2007. This is due to the fact that comparisons will begin to match up against the start of the Company’s distribution of the Antinori brands, which began in the second half of 2006. In addition, due to planned reinvestment of incremental profits generated from the Antinori alliance for advertising and promotion during its first two years, the impact to Wine segment operating profit is expected to moderate. Revenues are also expected to continue to be favorably impacted from sales of the Erath label, primarily Pinot Noir from Oregon, which the Company began selling late in the third quarter of 2006, resulting in a favorable impact to segment net sales and operating profit in 2007. As previously indicated, the Company executed an agreement to purchase Stag’s Leap, one of Napa Valley’s premier luxury wine brands, and expects to close on the transaction in September 2007. While the Company does not anticipate a material impact to segment results in 2007, it does expect that the addition of Stag’s Leap to its portfolio will significantly enhance its value and performance over the next five years.
CONSOLIDATED
As a result of the strength in second quarter 2007 performance, the Company is now targeting full-year 2007 diluted earnings per share of $3.21, with a range from $3.16 to $3.27, which includes the net unfavorable impact of $0.14 per diluted share related to the following:
•	The unfavorable impact of $0.48 per diluted share related to antitrust litigation settlement charges recognized in the first quarter of 2007; and,

•	The unfavorable impact of $.05 per diluted share related to restructuring charges expected to be recognized in 2007 related to Project Momentum.
These factors will be partially offset by:
•	The favorable impact of $0.39 per diluted share related to the sale of the Company’s corporate headquarters building.
As noted last quarter, as a result of the cost savings realized to date, as well as the proceeds received from the sale of the Company’s headquarters building, the Company has seen a significant increase in its cash and short-term investments. Therefore, in an effort to provide enhanced value to shareholders, the Company increased the amount it expects to spend in connection with its program to repurchase outstanding shares of its common stock in 2007 from $200 million to $300 million. During the second quarter of 2007 the

Company spent $20 million of the incremental $100 million, with the remainder expected to be spent throughout the second half of the year. Over the long-term, the Company’s goal is to provide an average annual total shareholder return of 10 percent, including diluted earnings per share growth and a strong dividend.
LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share amounts or where otherwise noted)

	Six Months Ended June 30,		Increase/ (Decrease)
	2007	2006	Amount	%
Net cash provided by (used in):
Operating activities	$241,975	$283,320	$(41,345)	(14.6)
Investing activities	87,803	4,302	83,501	—
Financing activities	(279,584)	(259,753)	(19,831)	(7.6)
Operating Activities
The primary source of cash from operating activities in the first six months of 2007 and 2006, respectively, was net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. In the first six months of 2007, the most significant uses of cash were for the payment of federal income taxes, as well as accounts payable and accrued expenses incurred in the normal course of business, including payments for purchases of leaf tobacco for use in moist smokeless tobacco products. The decrease in cash provided by operating activities during the first six months of 2007, as compared to the corresponding 2006 period, was primarily related to the timing of payments related to federal income taxes and prepaid expenses and other assets, as well as timing of collection of accounts receivable.
Investing Activities
The increase in cash provided by investing activities for the first six months of 2007, as compared to the first six months of 2006, was primarily due to $130.2 million of net proceeds from the sale of the Company’s corporate headquarters building and the sale of winery property located in the State of Washington, as compared to $5.9 million in net proceeds from the sale of winery property located in California received in the same period of the prior year. The impact of these items was partially offset by the purchase of short-term investments of $20 million in the first six months of 2007 compared to proceeds of $10 million from the sale of such investments in the corresponding 2006 period. Expenditures related to property, plant and equipment of $22.6 million in the first six months of 2007 were significantly higher than the comparable prior year period. The Company expects net spending under the 2007 capital program to approximate $84 million.
Financing Activities
The higher level of net cash used in financing activities during the first six months of 2007, as compared to the first six months of 2006, was primarily due to an increase in funds utilized for repurchases of common stock under the Company’s share repurchase program, with payments amounting to $120.1 million in 2007 versus $100 million in 2006. The $20.1 million increase on share repurchases, as compared to the prior year, relates to a portion of the incremental $100 million that the Company previously announced it plans to spend during 2007 under its repurchase program. Dividends paid during the first six months of 2007 amounted to $192.3 million, compared to $184 million paid during the first six months of 2006, as the impact of a 5.3 percent dividend increase was partially offset by a lower level of shares outstanding resulting from share repurchases. Proceeds received from the issuance of stock, related to stock option exercise activity, were slightly higher in the first half of 2007, as compared to the first half of 2006, with proceeds amounting to $26.1 million in 2007 versus $23 million in 2006. Cash flow from financing activities for the first six months of 2007 also reflects an increase of $5.3 million, as compared to the first six months of 2006, in the tax benefit realized by the Company related to the exercise of stock options, in excess of the tax deduction that would have been recorded had the fair value method of accounting for stock options been applied to all stock option grants.
As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance of $304.6 million at June 30, 2007 increased from the $254.4 million balance at December 31, 2006.
The Company will continue to have significant cash requirements for the remainder of 2007, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories, capital spending, payments pursuant to antitrust litigation settlements and the recently announced agreement to purchase Stag’s Leap. The Company estimates that amounts expended in 2007 for tobacco leaf purchases for moist smokeless tobacco products will be slightly lower than amounts expended in 2006, while grape and bulk wine purchases and grape harvest costs for wine products will be greater than amounts expended in 2006. As noted, the cost savings realized to date from Project Momentum, as well as the proceeds received from the sale of the Company’s headquarters building, have resulted in a significant increase in the Company’s cash and short-term investments. Therefore, in an effort to provide enhanced value to shareholders, the Company increased the amount it expects to spend in connection with its share repurchase program in 2007 from $200 million to $300 million. As discussed in the Financing Activities section above, the Company spent approximately $20 million of the incremental $100 million during the first half of 2007, with the remainder expected to be spent throughout the second half of the year. The payment of approximately $185 million related to the Stag’s Leap acquisition is expected to be made during the third quarter of 2007. Funds generated from net earnings will be the primary means of meeting cash requirements over this period.
Credit Facility
On June 29, 2007, the Company entered into a $300 million, five-year revolving credit facility (the “Credit Facility”) which will primarily be used for general corporate purposes, including the support of commercial paper borrowings. The Company may elect to increase its borrowing capacity under the Credit Facility to $500 million subject to certain terms. The Credit Facility replaces the Company’s previous $300 million, three-year revolving credit facility which was terminated on June 29, 2007, shortly before its July 9, 2007 contractual expiration. The Credit Facility requires the maintenance of a fixed charge coverage ratio, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is 0.05 percent per annum. The Company did not have any borrowings under the Credit Facility at June 30, 2007.

AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2006, with the exception of the execution of leaf tobacco and grape purchase activity in connection with normal purchase contracts. In the first quarter of 2007, the Company completed $15.3 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2006. As of June 30, 2007, the Company has contractual obligations of approximately $59.5 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products and $458 million for the purchase and processing of grapes to be used in the production of wine products. There are no contractual obligations to purchase leaf tobacco with terms beyond one year. As of June 30, 2007, the Company did not have any liabilities for unrecognized tax benefits in accordance with FIN 48 for which payment is expected in the next 12 months. The Company cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond 12 months.
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
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 with a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at June 30, 2007 was a net asset of $0.6 million, based on a dealer quote and considering current market rates. As an indication of the forward starting swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at June 30, 2007, the fair value of the forward starting swap would increase by approximately $6.3 million to a net asset of $6.9 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the forward starting swap by $7.3 million to a net liability of $6.7 million.

The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at June 30, 2007 was a net liability of $0.7 million, based on a dealer quote and considering current market conditions. As an indication of the interest rate swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at June 30, 2007, the fair value of the interest rate swap would increase by approximately $0.6 million to a net liability of $0.1 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the interest rate swap by $0.7 million to a net liability of $1.4 million.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In Jason Feuerabend, et al. v. UST Inc., et al., Circuit Court, Milwaukee County, Wisconsin (Case No. 02CV007124), on May 31, 2007, the Company entered into a Settlement Agreement whereby adult consumers in Wisconsin will be eligible to register for the settlement. The Company will provide each adult consumer who registers with coupons redeemable on future purchases of the Company’s moist smokeless tobacco products in exchange for a dismissal of the action and a general release. The Company has also agreed to pay all administrative costs of the settlement, plaintiffs’ attorneys’ fees and costs, and costs related to incentives for the Company to promote the settlement and encourage adult consumers to register for the settlement. On June 14, 2007, the court granted preliminary approval of the terms of the settlement.
In People of the State of California, ex. Rel., Bill Lockyer, Attorney General of the State of California v. U.S. Smokeless Tobacco Company (Case No.GIC851376), on July 2, 2007, the parties reached a non-binding agreement in principle to resolve this matter. The agreement in principle provides that the Company would be permitted to continue its National Hot Rod Association and Don Prudhomme Racing, Inc. brand name sponsorship under the Smokeless Tobacco Master Settlement Agreement in accordance with the terms of the agreement in principle. In addition, the Company would pay attorneys’ fees and costs and/or other items upon which the parties may mutually agree. The proceedings have been stayed pending the parties’ drafting and negotiation of a stipulation and final judgment.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2006 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended June 30, 2007:

			Total Number
			of Shares	Maximum Number of
	Total	Average	Purchased as	Shares that May Yet Be
	Number of	Price Paid	Part of the	Purchased Under the
	Shares	Per	Repurchase	Repurchase
Period	Purchased(1)	Share(2)	Programs(3)	Programs(3)
April 1 – 30, 2007	281,002	$59.19	278,680	11,798,032
May 1 – 31, 2007	309,585	$55.41	309,585	11,488,447
June 1 – 30, 2007	688,650	$52.84	688,650	10,799,797

Total	1,279,237	$54.85	1,276,915

(1)	Amounts reported in this column include shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

(2)	The reported average price paid per share relates only to shares purchased as part of the repurchase programs.

(3)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Share repurchases under this program commenced in June 2005.
ITEM 5. OTHER INFORMATION
On July 27, 2007, Michelle-Antinori, LLC (“Michelle-Antinori”), a California limited liability company with an 85 percent ownership interest to be held by Ste. Michelle Wine Estates, an indirect wholly-owned subsidiary of the Company, and a 15 percent ownership interest to be held by Antinori, entered into an agreement with Stag’s Leap Wine Cellars, Stag’s Leap Vineyards, L.P. and Rainbowday, LLC (collectively “Stag’s Leap”). Pursuant to such agreement (the “Purchase Agreement”), Michelle-Antinori will acquire 100 percent of Stag’s Leap for total aggregate consideration of approximately $185 million, comprised of cash and assumed debt, subject to certain closing conditions. The transaction contemplated by the Purchase Agreement is expected to close in September 2007.
The Purchase Agreement contains representations, warranties, covenants, seller non-competition arrangements and indemnification obligations customary for transactions of this nature, as well as an escrow for the benefit of Michelle-Antinori, consisting of approximately 7.5 percent of the purchase price. One-half of the escrow amount is expected to be released to Stag’s Leap beginning on the six-month anniversary of the closing date, with the remainder expected to be released by the one-year anniversary of the closing date, in each case subject to any claims.
With respect to the $185 million in consideration to be paid by Michelle-Antinori upon closing of the sale, the Company will be providing bridge financing to Antinori for its 15 percent share of the purchase price via a non-recourse loan in the amount of $27.8 million. The loan will bear interest at a rate of 7 percent per annum, have a maximum term of two years and be secured by Antinori’s ownership interest in Michelle-Antinori.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Purchase Agreement, a copy of which, excluding exhibits and disclosure schedules, is filed as Exhibit 2.1 hereto and is incorporated into this report by reference.
ITEM 6. EXHIBITS
Exhibit 2.1 — Interest Purchase Agreement by and among Stag’s Leap Wine Cellars, Stag’s Leap Vineyards, L.P., Rainbowday, LLC and Michelle-Antinori, LLC, dated as of July 27, 2007, excluding exhibits and disclosure schedules.
Exhibit 10.1 — Form of Notice of Grant and Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2007.
Exhibit 10.2 — $300,000,000 Five-Year Revolving Credit Agreement, dated as of June 29, 2007, among UST Inc., certain financial institutions and other persons from time to time parties thereto (the “Lenders”) and Citibank, N.A., as the Administrative Agent for the Lenders, Citigroup Global Markets Inc. and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Runners and The Bank of Nova Scotia, Calyon New York Branch, PNC Bank, National Association, US Bank, National Association and Citizens Bank of Massachusetts, as Co-Syndication Agents, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2007.
Exhibit 10.3 — Agreement, dated July 20, 2007, by and between UST Inc. and Raymond P. Silcock, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 23, 2007.
Exhibit 10.4 — Amendment to the UST Inc. Long-Term Incentive Plan, dated August 2, 2007.
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

UST Inc. (Registrant)

Date August 2, 2007	/s/ JAMES D. PATRACUOLLA
James D. Patracuolla
Interim Chief Financial Officer, Vice President and Controller