Form 10-Q
period 2007-09-30
UST INC
filed 2007-11-01
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number 0-17506
UST Inc.

(Exact name of Registrant as specified in its charter)

Delaware	06-1193986

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 High Ridge Park, Building A, Stamford, Connecticut	06905

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 817-3000
100 West Putnam Avenue, Greenwich, Connecticut 06830

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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of Common Shares ($.50 par value) outstanding at October 31, 2007  156,650,476

UST Inc.
(“Registrant” or the “Company”)

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$125,657	$254,393
Short-term investments	10,000	20,000
Accounts receivable	67,952	52,501
Inventories
Leaf tobacco	164,500	201,035
Products in process	220,418	233,741
Finished goods	186,030	145,820
Other materials and supplies	22,702	20,662

Total inventories	593,650	601,258
Deferred income taxes	23,708	11,370
Income taxes receivable	6,866	—
Assets held for sale	—	31,452
Prepaid expenses and other current assets	31,201	27,136

Total current assets	859,034	998,110
Property, plant and equipment, net	486,955	389,810
Deferred income taxes	40,469	26,239
Goodwill	34,499	6,547
Intangible assets	56,907	4,723
Other assets	14,381	14,919

Total assets	$1,492,245	$1,440,348

Liabilities and Stockholders’ (deficit) equity:
Current liabilities:
Accounts payable and accrued expenses	$237,157	$268,254
Income taxes payable	—	18,896
Litigation liability	132,524	12,927

Total current liabilities	369,681	300,077
Long-term debt	840,000	840,000
Postretirement benefits other than pensions	91,098	86,413
Pensions	154,952	142,424
Income taxes payable	37,728	—
Other liabilities	12,801	5,608

Total liabilities	1,506,260	1,374,522
Contingencies (see Note 14)
Minority interest and put arrangement	27,592	—
Stockholders’ (deficit) equity:
Capital stock (1)	105,510	104,956
Additional paid-in capital	1,085,634	1,036,237
Retained earnings	726,493	635,272
Accumulated other comprehensive loss	(55,462)	(56,871)

	1,862,175	1,719,594
Less treasury stock (2)	1,903,782	1,653,768

Total stockholders’ (deficit) equity	(41,607)	65,826

Total liabilities and stockholders’ (deficit) equity	$1,492,245	$1,440,348

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 211,020,196 shares in 2007 and 209,912,510 shares in 2006. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	54,037,765 shares and 49,319,673 shares of treasury stock at September 30, 2007 and December 31, 2006, respectively.
Note: The Condensed Consolidated Statement of Financial Position at December 31, 2006 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$479,612	$458,649	$1,417,884	$1,365,190

Costs and expenses:
Cost of products sold	112,150	102,871	328,064	293,964
Excise taxes	14,319	12,984	40,907	38,515
Selling, advertising and administrative	129,916	133,186	395,875	399,796
Restructuring charges	1,677	17,495	9,105	17,495
Antitrust litigation	3,158	—	125,258	1,350

Total costs and expenses	261,220	266,536	899,209	751,120

Gain on sale of corporate headquarters building	—	—	105,143	—

Operating income	218,392	192,113	623,818	614,070
Interest, net	9,308	9,955	27,438	32,218

Earnings from continuing operations before income taxes	209,084	182,158	596,380	581,852
Income tax expense	75,484	67,963	215,296	217,089

Earnings from continuing operations	133,600	114,195	381,084	364,763
Income from discontinued operations, including income tax effect	—	3,890	—	3,890

Net earnings	133,600	118,085	381,084	368,653

Net earnings per basic share:
Earnings from continuing operations	$0.85	$0.71	$2.40	$2.27
Income from discontinued operations	—	0.03	—	0.02

Net earnings per basic share	$0.85	$0.74	$2.40	$2.29

Net earnings per diluted share:
Earnings from continuing operations	$0.84	$0.71	$2.37	$2.25
Income from discontinued operations	—	0.02	—	0.02

Net earnings per diluted share	$0.84	$0.73	$2.37	$2.27

Dividends per share	$0.60	$0.57	$1.80	$1.71

Average number of shares:
Basic	157,666	160,440	159,056	160,940
Diluted	158,951	162,187	160,536	162,355
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net earnings	$381,084	$368,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	33,362	33,722
Share-based compensation expense	9,575	7,610
Excess tax benefits from share-based compensation	(7,520)	(6,559)
Gain on sale of corporate headquarters building	(105,143)	—
Gain on disposition of property, plant and equipment	(474)	(1,915)
Amortization of imputed rent on corporate headquarters building	6,740	—
Deferred income taxes	(12,024)	(9,513)
Changes in operating assets and liabilities:
Accounts receivable	(9,856)	4,364
Inventories	41,914	45,594
Prepaid expenses and other assets	(2,122)	12,618
Accounts payable, accrued expenses, pensions and other liabilities	(15,650)	(26,407)
Income taxes	3,802	3,628
Litigation liability	119,597	(918)

Net cash provided by operating activities	443,285	430,877

Investing Activities:
Short-term investments, net	10,000	(10,000)
Purchases of property, plant and equipment	(51,504)	(25,177)
Proceeds from dispositions of property, plant and equipment	130,701	6,157
Acquisition of business	(155,202)	(10,578)
Loan to minority interest holder	(27,096)	—
Repayment of loan by minority interest holder	27,096	—
Investment in joint venture	(322)	(2,921)

Net cash used in investing activities	(66,327)	(42,519)

Financing Activities:
Repayment of debt	(7,095)	—
Proceeds from the issuance of stock	30,517	53,792
Excess tax benefits from share-based compensation	7,520	6,559
Dividends paid	(286,622)	(275,871)
Stock repurchased	(250,014)	(150,034)

Net cash used in financing activities	(505,694)	(365,554)

(Decrease)/Increase in cash and cash equivalents	(128,736)	22,804
Cash and cash equivalents at beginning of year	254,393	202,025

Cash and cash equivalents at end of the period	$125,657	$224,829

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Income taxes	$224,126	$221,389
Interest	48,717	48,450
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of UST Inc. (the “Company”) and all of its subsidiaries after the elimination of intercompany accounts and transactions. The Company provides for minority interests in consolidated companies in which the Company’s ownership is less than 100 percent. Certain prior year amounts on the Condensed Consolidated Statement of Financial Position have been reclassified to conform to the 2007 presentation. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).
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
3 — CAPITAL STOCK
The Company repurchased approximately 2.6 million shares of outstanding common stock at a cost of approximately $130 million during the quarter ended September 30, 2007. During the first nine months of 2007, the Company repurchased approximately 4.7 million shares of outstanding common stock at a cost of approximately $250 million. The repurchases were made pursuant to the Company’s authorized program, approved in December 2004, to repurchase up to 20 million shares of its outstanding common stock. As of September 30, 2007, approximately 11.8 million shares have been repurchased at a cost of approximately $567 million under the program.
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
The following table provides a breakdown by line item of the pre-tax share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2007 and 2006, respectively, as well as the related income tax benefit and amounts capitalized as a component of inventory for each period.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Selling, advertising and administrative expense (1)	$2,380	$2,457	$9,082	$6,820
Cost of products sold	138	154	426	342
Restructuring charges (2)	56	448	67	448

Total pre-tax share-based compensation expense	$2,574	$3,059	$9,575	$7,610

Income tax benefit	$1,025	$1,110	$3,788	$2,759
Capitalized as inventory	30	36	92	84

(1)	The nine month period ended September 30, 2007 includes accelerated vesting charges recorded in connection with an executive officer’s separation from service.

(2)	Represents share-based compensation expense recognized in connection with one-time termination benefits provided to employees affected by Project Momentum, the Company’s previously announced cost-reduction initiative. See Note 13 — “Restructuring” for additional information regarding Project Momentum.
A summary of the status of restricted stock and restricted stock units for the nine months ended September 30, 2007 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted average		Weighted average
	Number of	grant-date fair	Number of	grant-date fair
	Shares	value per share	Shares	value per share

Nonvested at January 1, 2007	460,438	$41.17	230,475	$41.23
Granted	126,300	$59.83	36,749	$56.33
Forfeited	(25,399)	$55.12	(10,830)	$42.82
Vested	(148,949)	$44.71	(30,234)	$39.37

Nonvested at September 30, 2007	412,390	$46.23	226,160	$43.86

In addition to the table above, in May 2007 and August 2007, the Company awarded 106,900 restricted shares and 9,425 restricted shares, respectively, for which the performance targets had not been established as of September 30, 2007. In accordance with SFAS No. 123(R), a grant date, for purposes of measuring compensation expense, cannot occur until the performance measures are established, as that is when both the Company and the award recipients would have a mutual understanding of the key terms and conditions of the award. During the third quarter of 2007, 4,000 of such performance-based restricted shares were forfeited, leaving a total of 112,325 performance-based restricted shares for which performance targets had not been established at September 30, 2007.
During the three and nine months ended September 30, 2007, 0.2 million and 1 million options were exercised with a weighted-average exercise price of $30.64 and $31.32, respectively. At September 30, 2007, there were 4 million options outstanding, of which 3.7 million options were exercisable, with weighted-average exercise prices of $34.03 and $32.60, respectively.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
5 — EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), as amended by SFAS No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), the following provides the components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006, respectively:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$4,766	$4,192	$1,154	$1,034
Interest cost	8,338	7,831	1,215	1,102
Expected return on plan assets	(7,239)	(6,662)	—	—
Amortization of unrecognized transition asset	(2)	(2)	—	—
Amortization of prior service cost (credit)	18	5	(1,229)	(1,048)
Recognized actuarial loss	979	1,284	87	224
Curtailment and special termination benefits	—	4,042	—	2,789

Net periodic benefit cost	$6,860	$10,690	$1,227	$4,101

			Postretirement Benefits Other
	Pension Plans		than Pensions
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$14,223	$14,232	$3,463	$4,038
Interest cost	24,881	22,870	3,646	3,692
Expected return on plan assets	(21,603)	(19,641)	—	—
Amortization of unrecognized transition asset	(6)	(6)	—	—
Amortization of prior service cost (credit)	56	14	(3,690)	(4,067)
Recognized actuarial loss	2,922	4,800	263	1,058
Special termination benefits	1,974	4,042	—	2,789

Net periodic benefit cost	$22,447	$26,311	$3,682	$7,510

During the first quarter of 2007, the Company recorded a charge for special termination benefits related to its defined benefit pension plans in connection with an executive officer’s separation from service. In connection with restructuring activities, during the third quarter of 2006, the Company recorded special termination benefit charges of approximately $4 million related to its defined benefit pension plans and $2.8 million of net curtailment and special termination benefit charges related to its other postretirement benefit plans.
The Company expects to contribute $7.4 million to its non-qualified defined benefit pension plans in 2007 which is slightly higher than the $7.2 million previously disclosed in the Company’s 2006 Form 10-K.

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
Upon the adoption of FIN 48, the Company recognized a $16.4 million increase in the liability for unrecognized tax benefits of which $0.1 million was accounted for as a reduction to the opening balance of retained earnings and $16.3 million was accounted for as an adjustment to deferred taxes for amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. As of January 1, 2007 and September 30, 2007, the total liability for unrecognized tax benefits was $38.2 million and $39.4 million, respectively. The $39.4 million liability for unrecognized tax benefits as of September 30, 2007 represents the gross tax liability for all jurisdictions. Approximately $0.6 million of this liability, net of federal tax benefit, is included on the “income taxes receivable” line of the Condensed Consolidated Statement of Financial Position, while the remaining $38.8 million of this liability, net of federal tax benefit, is reported on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company recognizes accruals of interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended September 30, 2007 and 2006, the Company recognized approximately $0.8 million and $0.5 million, respectively, in interest and penalties. For the nine months ended September 30, 2007 and 2006, the Company recognized approximately $2.5 million and $1.4 million, respectively, in interest and penalties. As of January 1, 2007 and September 30, 2007, the Company had a liability of approximately $8.2 million and $10.3 million, respectively, for the payment of interest and penalties. Approximately $0.3 million of this liability is included on the “income taxes receivable” line of the Condensed Consolidated Statement of Financial Position, while the remaining $10 million of this liability is included on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company continually and regularly evaluates, assesses and adjusts its accruals for income taxes in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $39.4 million of unrecognized tax benefits as of September 30, 2007, approximately $22.4 million would impact the annual effective tax rate if such amounts were recognized. The remaining $17 million of unrecognized tax benefits relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Based on information obtained to date, the Company believes that it is reasonably possible that within the next 12 months certain U.S. state examinations will be resolved, which could result in a decrease in unrecognized tax benefits of up to $0.6 million. Additionally, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $1.4 million within the next 12 months due to lapses in statutes of limitations in multiple state jurisdictions.

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
The Company’s effective tax rate on earnings from continuing operations decreased to 36.1 percent for both the third quarter and first nine months of 2007, from 37.3 percent for both the third quarter and first nine months of 2006. The decrease in the effective tax rate on earnings from continuing operations for both 2007 periods, as compared to 2006, was primarily due to the scheduled statutory increase in 2007 for the deduction available for qualified domestic production activities.
7 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Sales to Unaffiliated Customers
Smokeless Tobacco	$384,067	$377,258	$1,150,518	$1,142,646
Wine (3)	82,286	69,536	230,581	187,845
All Other	13,259	11,855	36,785	34,699

Net sales	$479,612	$458,649	$1,417,884	$1,365,190

Operating Profit (1)
Smokeless Tobacco (2)	$213,073	$186,153	$507,821	$597,295
Wine (3)	12,674	9,448	35,053	27,371
All Other	4,195	4,336	13,136	11,955

Operating profit	229,942	199,937	556,010	636,621
Gain on Sale of Corporate Headquarters Building	—	—	105,143	—
Corporate expenses (1)	(11,550)	(7,824)	(37,335)	(22,551)
Interest, net	(9,308)	(9,955)	(27,438)	(32,218)

Earnings from continuing operations before income taxes	$209,084	$182,158	$596,380	$581,852

(1)	Operating profit for each reportable segment and corporate expenses for all periods presented reflect the impact of restructuring charges, as applicable. See Note 13, “Restructuring,” for additional information.

(2)	For the three months ended September 30, 2007 and the nine months ending September 30, 2007 and 2006, Smokeless Tobacco segment operating profit includes antitrust litigation charges of $3.2 million, $125.3 million and $1.4 million, respectively. See Note 14, “Contingencies,” for additional information.

(3)	Wine segment net sales and operating profit include the results of Stag’s Leap Wine Cellars as of the September 11, 2007 acquisition date. See Note 15, “Other Matters,” for additional information.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company’s identifiable assets by reportable segment as of September 30, 2007 did not change significantly from amounts appearing in the December 31, 2006 Consolidated Segment Information (See the 2006 Form 10-K), with the exception of Corporate and Wine segment assets. Wine segment assets reflect an increase due to the acquisition of Stag’s Leap Wine Cellars, with a related decrease in Corporate assets due to the cash paid in connection with the acquisition (See Note 15, “Other Matters” for further information).
8 — ASSETS HELD FOR SALE
At September 30, 2007, the Company had no assets classified as held for sale, as the properties held for sale at December 31, 2006 were either sold or reclassified back into property, plant and equipment during the nine months ended September 30, 2007.
In September 2007, $1.8 million relating to the Company’s corporate conference center located in Watch Hill, Rhode Island was reclassified to “property, plant and equipment, net” as the Company no longer expects it will be able to sell the property within the twelve-month period allowed under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A cumulative retroactive depreciation adjustment upon reclassification was not required, as the carrying value of the property was equal to its estimated salvage value at the time of initial classification within “assets held for sale.” Prior to this reclassification, the property was included within “assets held for sale” on the December 31, 2006 Consolidated Statement of Financial Position.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Earnings from continuing operations	$133,600	$114,195	$381,084	$364,763
Income from discontinued operations	—	3,890	—	3,890

Net earnings	$133,600	$118,085	$381,084	$368,653

Denominator:
Denominator for basic earnings per share — weighted-average shares	157,666	160,440	159,056	160,940
Dilutive effect of share-based awards	1,285	1,747	1,480	1,415

Denominator for diluted earnings per share	158,951	162,187	160,536	162,355

Net earnings per basic share:
Earnings from continuing operations	$0.85	$0.71	$2.40	$2.27
Income from discontinued operations	—	0.03	—	0.02

Net earnings per basic share	$0.85	$0.74	$2.40	$2.29

Net earnings per diluted share:
Earnings from continuing operations	$0.84	$0.71	$2.37	$2.25
Income from discontinued operations	—	0.02	—	0.02

Net earnings per diluted share	$0.84	$0.73	$2.37	$2.27

Options to purchase approximately 0.3 million and nine thousand shares of common stock outstanding as of September 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.
10 — COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, the change in the fair value of derivatives designated as effective cash flow hedges and changes in deferred components of net periodic pension and other postretirement benefit costs. For the third quarter of 2007 and 2006, total comprehensive income, net of taxes, amounted to $131.6 million and $114.7 million, respectively. For the first nine months of 2007 and 2006, total comprehensive income, net of taxes, amounted to $382.5 million and $367.5 million, respectively.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
11 — PURCHASE COMMITMENTS
As of September 30, 2007, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.
As of September 30, 2007, the Company has contractual obligations of approximately $83.5 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products. In the first quarter of 2007, the Company completed $15.3 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2006. The majority of the contractual obligations to purchase leaf tobacco are expected to be fulfilled by the end of 2008.
Purchase commitments under contracts to purchase grapes for the periods beyond one year are subject to variability resulting from potential changes in applicable grape market price indices. The following table presents a summary of the net change in the Company’s future payment obligations since January 1, 2007, and the balance of such commitments at September 30, 2007, for the purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions:

	2007	2008	2009	2010	2011	Thereafter	Total

Grape commitments — January 1, 2007	$66,805	$65,605	$65,776	$63,193	$59,047	$125,011	$445,437
Net (decrease) increase	(12,380)	7,903	5,393	4,040	2,658	10,937	18,551

Grape commitments — Sept 30, 2007	$54,425	$73,508	$71,169	$67,233	$61,705	$135,948	$463,988

12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 via a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at September 30, 2007 was a net liability of $2.2 million, based on a dealer quote, considering current market rates, and was included in “other assets” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at September 30, 2007 included the accumulated loss on the cash flow hedge (net of taxes) of $1.4 million, which reflects $1.8 million of other comprehensive loss and $0.6 million of other comprehensive income recognized for the three and nine months ended September 30, 2007, respectively, in connection with the change in fair value of the swap.
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at September 30, 2007 was a net liability of $1.8 million, based on a dealer quote, considering current market conditions, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at September 30, 2007 included the accumulated loss on the cash flow hedge (net of taxes) of $1.2 million, which reflects the $0.7 million and $0.5 million of other

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
comprehensive loss recognized for the three and nine months ended September 30, 2007, respectively, in connection with the change in fair value of the swap.
13 — RESTRUCTURING
During the third quarter of 2006, the Company announced and commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over its first three years. This initiative is designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it will provide additional financial flexibility in the increasingly competitive smokeless tobacco category. As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, the Company finalized plans on various other initiatives, primarily related to manufacturing operations and procurement functions, expected to generate $50 million in additional savings beyond the initial $100 million of targeted savings. The incremental $50 million of savings are expected to be realized in 2008 and 2009.
In connection with the continued implementation of Project Momentum, restructuring charges of $1.7 million and $9.1 million were recognized for the three and nine months ended September 30, 2007, respectively, and are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations. These charges were incurred in connection with the formal plans undertaken by management and are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of certain restructuring charges involves the use of judgments and estimates regarding the nature, timing and amount of costs to be incurred under Project Momentum. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. The following table provides a summary of restructuring charges incurred for the three and nine months ended September 30, 2007, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, for each major type of cost associated with the initiative:

	Restructuring
	Charges Incurred for	Restructuring Charges
	the Three Months	Incurred for the Nine	Cumulative Charges	Total Charges
	Ended	Months Ended	Incurred as of	Expected to be
	September 30, 2007	September 30, 2007	September 30, 2007	Incurred(1)

One-time termination benefits	$828	$1,472	$17,097	$19,700 - $21,200
Contract termination costs	85	106	496	400 - 500
Other restructuring costs	764	7,527	13,509	13,400 - 13,800

Total	$1,677	$9,105	$31,102	$33,500-$35,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total restructuring costs expected to be incurred, related to the initial savings target of $100 million, were recognized in 2006, with the remainder anticipated to be recognized by the end of 2007, while the charges to be incurred in connection with the incremental $50 million in savings are expected to be recognized through 2008, with the majority anticipated to be recorded by the end of 2007. Total restructuring charges expected to be incurred related to the aforementioned $150 million in aggregate savings currently represent the Company’s best estimates of the ranges of such charges, although there may be additional charges recognized as additional actions are identified and finalized.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs primarily relate to the termination of operating leases in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees, as well as asset impairment charges and costs incurred in connection with the relocation of the Company’s headquarters.
The following table provides a summary of restructuring charges incurred for the three and nine months ended September 30, 2007, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, by reportable segment:

	Restructuring	Restructuring
	Charges Incurred for	Charges Incurred for
	the Three Months	the Nine Months	Cumulative Charges	Total Charges
	Ended	Ended	Incurred as of	Expected to be
	September 30, 2007	September 30, 2007	September 30, 2007	Incurred

Smokeless Tobacco	$403	$6,889	$26,431	$28,500 - $30,200
Wine	—	—	322	400 - 500
All Other Operations	615	615	766	1,100 - 1,200

Total — reportable segments	1,018	7,504	27,519	$30,000 - $31,900
Corporate (unallocated)	659	1,601	3,583	3,500 - 3,600

Total	$1,677	$9,105	$31,102	$33,500 - $35,500

Accrued restructuring charges are included in the “accounts payable and accrued expenses” line on the Condensed Consolidated Statement of Financial Position. A reconciliation of the changes in the liability balance since December 31, 2006 is presented below.

	One-Time	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total

Balance as of December 31, 2006	$4,349	$192	$52	$4,593
Add: restructuring charges incurred	1,472	106	7,527	9,105
Less: payments	(4,685)	(187)	(6,464)	(11,336)
Less: reclassified liabilities (1)	(67)	—	(713)	(780)

Balance as of September 30, 2007	$1,069	$111	$402	$1,582

(1)	Represents liabilities associated with restructuring charges that have been recorded within other line items on the Condensed Consolidated Statement of Financial Position at September 30, 2007. The amount reflected in the “One-Time Termination Benefits” column relates to share-based compensation, which is included in additional paid-in capital. The amount reflected in the “Other Costs” column relates to asset impairment charges which were reclassified as reductions to the respective asset categories.

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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Prior to 2007, actions in all but four of the jurisdictions were resolved, either through court-approved settlements or dismissals, including a dismissal in the New Hampshire action that was subsequently reversed on appeal by the plaintiffs. Pursuant to the settlements, adult consumers received coupons redeemable on future purchases of the Company’s moist smokeless tobacco products, and the Company agreed to pay all related administrative costs and plaintiffs’ attorneys’ fees.
In May 2007, the Company entered into a Settlement Agreement to resolve the Wisconsin class action. The Wisconsin Settlement Agreement has been preliminarily approved by the court. In September 2007, the Company entered into a Settlement Agreement to resolve the California class action which has been preliminarily approved by the court. For additional details on the resolution of the California class action, see “Item 1. Legal Proceedings” in Part II. In connection with the resolution of the Wisconsin and California class actions, the Company recorded a $122.1 million pre-tax charge in the first quarter of 2007 related to the estimated costs to resolve these actions, subject to respective court approval. Approximately $28.5 million of this charge relates to settlement of the Wisconsin action resulting from court-ordered mediation in April 2007. The charge reflects costs attributable to coupons that will be distributed to consumers, which will be redeemable on future purchases of the Company’s moist smokeless tobacco products. Also reflected in the Wisconsin charge are plaintiffs’ attorneys’ fees and other administrative costs of the settlement. The remaining $93.6 million of the first quarter 2007 charge relates to settlement of the California action in May 2007, as a result of court-ordered mediation. This charge brings the total recognized liability for the California action to $96 million, which reflects the cost of cash payments to be made to the benefit of class members, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement.
The liability associated with the Company’s estimated costs to resolve all indirect purchaser actions increased to approximately $132.5 million at September 30, 2007, from $12.9 million at December 31, 2006, primarily as a result of the charge recognized for the Wisconsin and California settlements, as well as a charge recognized in connection with the Kansas and New York settlement, as discussed further below. These increases were partially offset by actual coupon redemption and payments of administrative costs related to previous settlements.
To date, indirect purchaser actions in almost all of the jurisdictions have been resolved, including those subject to court approval, leaving three unresolved actions in the States of Pennsylvania, Massachusetts and New Hampshire. In the Pennsylvania action, which is before a federal court in Pennsylvania, the Third Circuit Court of Appeals has accepted the Company’s appeal of the trial court’s denial of the Company’s motion to dismiss the complaint. The Company continues to believe there is insufficient basis for plaintiffs’

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
complaint. In August 2007, the New Hampshire Supreme Court reversed the order granting the Company’s motion to dismiss the New Hampshire action and remanded the case for further proceedings. The Company believes the facts and circumstances in the New Hampshire action and the Massachusetts class action will continue to support its defenses. The Company believes, and has been so advised by counsel handling these actions, that it has meritorious defenses in this regard, and they are and will continue to be vigorously defended. The Company believes that the ultimate outcome of these actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, beyond the amounts accrued, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the financial impact of these actions, management is not able to estimate the amount of loss, if any, beyond the amounts accrued, which could be associated with an adverse resolution.
Also, two additional matters remain outstanding in connection with indirect purchaser actions.
Counsel for plaintiffs in the settlement of the Kansas and New York actions filed a motion for an additional amount of approximately $8.5 million in attorneys’ fees, expenses and costs, plus interest, beyond the previously agreed-upon amounts already paid by the Company. An evidentiary hearing on plaintiffs’ motion was held in April 2006. In August 2007, the court granted plaintiffs’ motion and entered judgment against the Company in the amount of approximately $3 million in additional attorneys’ fees and expenses, along with prejudgment interest on a portion of the award. In connection with the court’s granting of this motion, a charge of $3.2 million, inclusive of interest, was recognized in the third quarter of 2007.
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
Other Litigation
The Company has been named in an action in California brought by the People of the State of California, in the name of the Attorney General of the State of California, alleging that the Company’s sponsorship relating to the National Hot Rod Association violates various provisions of the Smokeless Tobacco Master Settlement Agreement (“STMSA”) and the related Consent Decree entered in connection with the STMSA (see Note 15, “Other Matters” for additional information regarding the STMSA). The complaint seeks

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
declaratory and injunctive relief, unspecified monetary sanctions, attorneys’ fees and costs, and a finding of civil contempt. In July 2007, the parties reached a non-binding agreement in principle to resolve this matter. In connection with such agreement, a charge was recognized during the second quarter of 2007. In August 2007, the Court entered a Stipulation for Entry of Judgment and Final Judgment, thereby dismissing this matter without prejudice.
15 — OTHER MATTERS
Tobacco Reform Act
On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. Under the Tobacco Reform Act, the Secretary of Agriculture imposes quarterly assessments on tobacco manufacturers and importers used to fund a trust to compensate tobacco quota farmers. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. The Company recognized charges of approximately $0.9 million and $2.8 million for the three and nine months ended September 30, 2007, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2006, respectively, associated with the assessments required by the Tobacco Reform Act.
Smokeless Tobacco Master Settlement Agreement
In November 1998, the Company entered into the STMSA with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. For the third quarter and nine months ended September 30, 2007, total charges recorded by the Company in connection with the STMSA were $4.6 million and $13.8 million, respectively. Total charges recorded by the Company in connection with the STMSA for the third quarter and nine months ended September 30, 2006 were $4.1 million and $12.5 million, respectively.
For further information on both items, refer to Part II, Item 8 “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 22, Other Matters,” in the 2006 Form 10-K.
Acquisition
On September 11, 2007, the Company completed its acquisition of Stag’s Leap Wine Cellars (“Stag’s Leap”) and its signature Napa Valley, CA vineyards. Stag’s Leap is one of the world’s most highly regarded winery estates, known for distinctive world-class wines, which includes its icon brand CASK 23, as well as the Fay, S.L.V., Arcadia, Artemis, Karia and Hawk Crest labels. Consistent with the Company’s focus on becoming one of the premier fine wine companies in the world, this acquisition provides additional prestige to the Wine segment’s acclaimed portfolio and is expected to contribute to the segment’s continued operating profit growth.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
The acquisition of Stag’s Leap was completed through one of the Company’s consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which the Company holds an 85 percent ownership interest, with a 15 percent minority ownership interest held by Antinori California (“Antinori”). Michelle-Antinori acquired 100 percent of Stag’s Leap for a total aggregate consideration of approximately $185 million, comprised of cash and assumed debt. The purchase price was based primarily on the estimated future operating results of the Stag’s Leap business, as well as an estimated benefit from operating cost synergies. Concurrent with the closing of the acquisition, the Company repaid the entire amount of assumed debt, plus accrued interest. In connection with the acquisition, the Company provided short-term bridge financing to Antinori for its 15 percent share of the purchase price via a non-recourse loan bearing an interest rate of 7 percent. As of September 30, 2007, the full amount of the loan was repaid by Antinori.
The results of operations of the Stag’s Leap business are reported in the Wine segment and have been included in the Condensed Consolidated Statement of Operations since the acquisition date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the Stag’s Leap acquisition. The allocated purchase price includes estimated direct acquisition costs of $1.9 million. In determining the fair values of intangible assets, as well as certain tangible assets, the Company obtained third-party valuations. The Company is currently in the process of completing its review of these reports and may require additional information; thus, the allocation of the purchase price is deemed to be preliminary and may be subject to refinements. Estimated fair values at September 11, 2007 are as follows:

Current assets	$41,262
Property, plant and equipment	72,147
Intangible assets	52,440
Goodwill	27,386
Other assets	319

Total assets acquired	193,554

Current liabilities	10,964

Total liabilities assumed	10,964

Net assets acquired	$182,590

Of the $52.4 million of acquired intangible assets, $39.2 million was assigned to trademarks that are not subject to amortization. The remaining $13.2 million of acquired intangible assets are subject to amortization, and include customer relationships of $12.9 million (18-year weighted average useful life) and a non-compete agreement of $0.3 million (3-year useful life). The entire amount of goodwill is expected to be deductible for tax purposes.
In connection with the acquisition of Stag’s Leap and the related formation of Michelle-Antinori, the Company provided a put right to Antinori (“minority put arrangement”). The minority put arrangement provides Antinori the right to require the Company to purchase its 15 percent ownership interest in Michelle-Antinori at a price based on a fixed multiple of Stag’s Leap’s earnings before income taxes, depreciation, amortization and other non-cash items. The minority put arrangement becomes exercisable beginning on the third anniversary of the Stag’s Leap acquisition (September 11, 2010). The Company accounts for the minority put arrangement as mandatorily redeemable securities under Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force Abstract Topic No. D-98, Classification and

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
Measurement of Redeemable Securities, as redemption is outside of the control of the Company. Under this accounting model, to the extent the value of the minority put arrangement is greater than the minority interest reflected on the balance sheet (“traditional minority interest”), the Company recognizes the difference as an increase to the value of minority interest, with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation. The Company also reflects any decreases to the amount in the same manner, with the floor in all cases being the traditionally calculated minority interest balance as of that date. The Company values the put arrangement by estimating its redemption value as if the redemption date were the end of the current reporting period, using the most recent 12-month trailing earnings before income taxes, depreciation, amortization and other non-cash items. As of September 30, 2007, the value of the minority put arrangement did not exceed the traditional minority interest balance. Therefore, no adjustment was recognized in the Condensed Consolidated Statement of Financial Position or in the calculation of earnings per share.
16 — BORROWING ARRANGEMENTS
On June 29, 2007, the Company entered into a $300 million, five-year revolving credit facility (the “Credit Facility”) which will primarily be used for general corporate purposes, including the support of commercial paper borrowings. The Company may elect to increase its borrowing capacity under the Credit Facility to $500 million subject to certain terms. The Credit Facility replaces the Company’s previous $300 million, three-year revolving credit facility which was terminated on June 29, 2007. The Company did not have any borrowings under the Credit Facility at September 30, 2007.
Costs of approximately $0.3 million associated with the establishment of the Credit Facility were capitalized and will be amortized over the applicable term. Approximately $16 thousand of these costs were recognized in both the three and nine months ended September 30, 2007. The Credit Facility requires the maintenance of a fixed charge coverage ratio, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is 0.05 percent per annum. Commitment fees of $38 thousand were recognized in both the three and nine months ended September 30, 2007.
17 — DISCONTINUED OPERATIONS
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto included in the 2006 Form 10-K. Herein, the Company makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).” In addition, the Company has presented certain risk factors relevant to the Company’s business included in Item 1A in Part I of the 2006 Form 10-K.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto, to assist individuals in their review of such statements. MD&A has been organized as follows:
•	OVERVIEW — This section provides context for the remainder of MD&A, including a general description of the Company’s overall business, its business segments and a high-level summary of Company-specific and industry-wide factors impacting its operations.

•	RESULTS OF OPERATIONS — This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006. This section is organized using a layered approach, beginning with a discussion of consolidated results at a summary level, followed by more detailed discussions of business segment results and unallocated corporate items, including interest and income taxes.

•	OUTLOOK — This section provides information regarding the Company’s current expectations, mainly with regard to the remainder of the current fiscal year, and is organized to provide information by business segment and on a consolidated basis.

•	LIQUIDITY AND CAPITAL RESOURCES — This section provides an analysis of the Company’s financial condition, including cash flows for the nine months ended September 30, 2007 and 2006 and any material updates to the Company’s aggregate contractual obligations as of September 30, 2007.

•	NEW ACCOUNTING STANDARDS — This section provides information regarding any newly issued accounting standards which have not yet been adopted by the Company.
OVERVIEW
BUSINESS
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is a leading manufacturer and marketer of moist smokeless tobacco products including brands such as Copenhagen, Skoal, Red Seal, Husky and Rooster. Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally, via its Ste. Michelle Wine Estates subsidiary, under labels such as Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden, Red

Diamond, Distant Bay, 14 Hands and Erath. In September 2007, through its acquisition of Stag’s Leap Wine Cellars (“Stag’s Leap”) , the Company added the following labels: Cask 23, Fay, S.L.V., Arcadia, Artemis, Karia and Hawk Crest. The Company also produces and markets sparkling wine under the Domaine Ste. Michelle label. In addition, the Company is the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Antinori, which includes such labels as Tignanello, Solaia, Tormaresca, Montenisa and Haras de Pirque.
The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two reportable segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are not significant, are reported as All Other Operations.
In the third quarter of 2006, the Company commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million over its first three years. In addition, during 2007, the Company finalized plans on various other initiatives under Project Momentum, primarily related to manufacturing operations and the procurement function, which are expected to generate at least $50 million in additional savings beyond the original target, resulting in a new savings target of at least $150 million over the original three-year period. The majority of the incremental $50 million in savings are expected to be realized in 2008 and 2009. The Company believes that Project Momentum is prudent from a long-term growth perspective, as it is designed to provide resources for additional financial flexibility, whether to address potential competitive challenges in the smokeless tobacco category, make further investments behind its brands or increase net earnings. Operating income results in both the third quarter and nine-month periods of 2007 include the positive contribution realized from this initiative, with certain savings realized earlier than originally planned. Given this progress to date, the Company is confident that it is on track to realize Project Momentum’s overall targeted savings within the aforementioned three-year timeframe. See Consolidated Results — Restructuring Charges within the Results of Operations section below for further information.
Category Growth
The Company’s primary objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults, primarily smokers, with a secondary objective of being competitive in every segment of the moist smokeless tobacco category. Over the past several years, industry trends have shown that some adult consumers in this category have migrated from premium brands to brands in the price-value segment. As such, a key to the Company’s future growth and profitability is attracting growing numbers of adult consumers, primarily smokers, to the moist smokeless tobacco category, as approximately every one percent of adult smokers who convert to moist smokeless tobacco represents a 7 percent to 8 percent increase in the category’s adult consumer base, and consumer research indicates that the majority of new adult consumers enter the category in the premium segment.
In addition to advertising and one-on-one marketing initiatives focused on category growth, the Company has utilized its direct mail marketing program to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to over 4.5 million adult smokers. The direct mail program, which the Company believes has been successful over the past two years, continues in 2007. The success of the Smokeless Tobacco segment’s category growth initiatives is also impacted by product innovation, as evidenced by the contribution that new products have made over the past several years. The Company believes that its category growth efforts have contributed to the moist smokeless tobacco category’s strong growth rates since their implementation.
Premium Brand Loyalty
While category growth remains the Company’s priority, it has also focused its efforts on adult consumer loyalty for its premium moist smokeless tobacco products. The premium brand loyalty plan is designed to minimize migration from premium to price-value products by delivering value to adult consumers through promotional spending and other price-focused initiatives. As a result of this effort, premium volume has grown on a sequential basis during each of the last five quarters. For 2007, the Company now expects year-over-year premium net can volume growth of approximately 2 percent (excluding the positive impact of an extra billing day in the fourth quarter), which is in line with the trends seen so far this year.
WINE SEGMENT
The Company’s focus in the Wine segment is to become one of the premier fine wine companies in the world, to elevate Washington state wines to the quality and prestige of the top regions of the world, and to be known for superior products, innovation and customer focus. In order to achieve these goals, attention is directed towards traditional style wines in the super premium to luxury-priced categories. Recent achievements have been well aligned with these goals. According to ACNielsen, Ste. Michelle Wine Estates was the fastest growing top-10 winery in the U.S. during the first nine months of 2007, with the Company’s wines comprising 7.1 percent of total domestic 750ml units over that period, as compared to 6.2 percent for the full year in 2006. The Company continued to be the category leader for Riesling in 2007, based on ACNielsen data, comprising 32 percent of the domestic market on a year-to-date basis, reflecting a 2 percentage point increase over the Company’s reported full-year 2006 share. Overall, the Wine segment maintained its strong leadership position in Washington State.
Strategic alliances and acquisitions in the Wine segment have also been important in enabling the Company to achieve its long-term goals. The alliance with Antinori, to become its exclusive United States importer and distributor, and the purchase of the Erath label and winery, both of which occurred in 2006, have broadened the Wine segment’s position with respect to the two key wine regions represented by Antinori and Erath. The addition of Antinori wines positions the Wine segment as a leader in U.S. distribution of Tuscan wines, while the addition of Erath establishes the Company’s Wine segment as one of the largest producers of Oregon Pinot Noir. Consistent with the Company’s focus on becoming one of the premier fine wine companies in the world, in September 2007, the Company completed its acquisition of Stag’s Leap and its signature Napa Valley, CA vineyards for approximately $185 million, with a 15 percent minority interest held by Antinori California. This acquisition provides additional prestige to the Wine segment’s acclaimed portfolio, further strengthens the Company’s relationship with Antinori, and is expected to contribute to the segment’s continued operating profit growth.
The Company remains focused on the continued expansion of its sales force and category management staff to further broaden the distribution of its wines in the domestic market, especially in certain account categories such as restaurants, wholesale chains and mass merchandisers. Sustained growth in the Wine segment will also be dependent on third party acclaim and ongoing category growth.

RESULTS OF OPERATIONS
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS
Third Quarter of 2007 compared with the Third Quarter of 2006

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$479,612	$458,649	$20,963	4.6
Net earnings	133,600	118,085	15,515	13.1
Basic earnings per share	0.85	0.74	0.11	14.9
Diluted earnings per share	0.84	0.73	0.11	15.1

Restructuring charges	1,677	17,495	(15,818)	(90.4)
Antitrust litigation	3,158	—	3,158	—
Net Earnings
Consolidated net earnings increased in the third quarter of 2007, as compared to the third quarter of 2006, as a result of increased operating income, the impact of a lower effective tax rate on earnings from continuing operations and lower net interest expense. The Company reported operating income of $218.4 million in the third quarter of 2007, representing 45.5 percent of consolidated net sales, compared to operating income of $192.1 million, or 41.9 percent of consolidated net sales, in the third quarter of 2006. The increase in operating income was primarily due to the following:
•	Increased net sales and gross margins in all segments;

•	Lower selling, advertising and administrative (“SA&A”) expenses in the Smokeless Tobacco segment, which can be attributed to Project Momentum; and

•	Lower restructuring charges incurred in connection with the Project Momentum initiative, which commenced in the third quarter of 2006 (see Restructuring Charges section below). The impact of restructuring charges adversely impacted the operating margin percentage by approximately 0.3 percentage points and 3.8 percentage points in the third quarter of 2007 and 2006, respectively.
These factors were partially offset by:
•	An antitrust litigation charge of $3.2 million related to a ruling on a motion filed with respect to the settlement of the Kansas and New York actions seeking additional plaintiffs’ attorneys’ fees, expenses and costs, plus interest, which adversely impacted the operating margin by 0.7 percentage points; and

•	Increased unallocated corporate expenses, primarily due to the amortization of imputed rent related to a below-market short-term lease the Company executed in connection with the sale of its corporate headquarters building, which adversely impacted the 2007 operating margin by 0.6 percentage points, as well as higher professional fees.
Net earnings for the third quarter of 2006 included after-tax income of $3.9 million from discontinued operations, which resulted from the reversal of an accrual for an income tax-related contingency originally recorded in connection with the June 2004 transfer of the Company’s former cigar operations to a smokeless tobacco competitor. This reversal resulted from a change in facts and circumstances, as the income tax consequences of the Company’s then anticipated sale of its corporate headquarters in connection with Project Momentum eliminated the need for the aforementioned contingency.
Basic and diluted earnings per share were $0.85 and $0.84, respectively, for the third quarter of 2007, representing increases of 14.9 percent and 15.1 percent, respectively, from each of the corresponding comparative measures in 2006. Average basic shares outstanding were lower in the third quarter of 2007 than in the comparable prior year period, primarily as a result of share repurchases, partially offset by the exercise of stock options. Average diluted shares outstanding in the third quarter of 2007 were lower than those in the third quarter of 2006 due to the impact of share repurchases and a lower level of dilutive options outstanding.
Net Sales

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net Sales by Segment:
Smokeless Tobacco	$384,067	$377,258	$6,809	1.8
Wine	82,286	69,536	12,750	18.3
All Other Operations	13,259	11,855	1,404	11.8

Consolidated Net Sales	$479,612	$458,649	$20,963	4.6

The increase in consolidated net sales for the third quarter of 2007, as compared to the third quarter of 2006, was primarily due to the following:
•	Improved case volume for premium wine, including the addition of Stag’s Leap wines late in the quarter;

•	An increase in both premium and overall net can volume for moist smokeless tobacco products; and

•	Improved international results.
These factors were partially offset by:
•	Lower net revenue realization per unit in the Smokeless Tobacco segment, reflecting the impact of the premium brand loyalty plan.

Segment Net Sales as a Percentage of Consolidated Net Sales

*	Smokeless Tobacco
Gross Margin

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Gross Margin by Segment:
Smokeless Tobacco	$315,199	$311,053	$4,146	1.3
Wine	29,626	24,210	5,416	22.4
All Other Operations	8,318	7,531	787	10.5

Consolidated Gross Margin	$353,143	$342,794	$10,349	3.0

The consolidated gross margin increase in the third quarter of 2007, as compared to the third quarter of 2006, was due to higher net sales in all segments, partially offset by higher cost of products sold in all segments.

	Three Months Ended
	September 30,		Increase/
	2007	2006	(Decrease)
Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	82.1%	82.5%	(0.4)
Wine	36.0%	34.8%	1.2
All Other Operations	62.7%	63.5%	(0.8)
Consolidated	73.6%	74.7%	(1.1)

The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to the following:
•	Higher case volume for wine, which sells at lower margins than moist smokeless tobacco products;

•	Increased unit costs in the Wine and Smokeless Tobacco segments; and

•	Lower net revenue realization per unit in the Smokeless Tobacco segment.
Restructuring Charges
The Company recognized $1.7 million in restructuring charges in the third quarter of 2007 in connection with the continued implementation of Project Momentum, the Company’s previously announced cost-reduction initiative. Restructuring charges recognized in the third quarter of 2006, when the Project Momentum initiative commenced, amounted to $17.5 million. This initiative is designed to create additional financial resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it is designed to provide additional flexibility in the increasingly competitive smokeless tobacco category. Refer to the Restructuring Charges section within the “First Nine Months of 2007 compared with the First Nine Months of 2006” discussion below for additional information, including cumulative charges incurred to date and the total amount of charges expected to be incurred in connection with Project Momentum for each major type of cost associated with the initiative.
First Nine Months of 2007 compared with the First Nine Months of 2006

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$1,417,884	$1,365,190	$52,694	3.9
Net earnings	381,084	368,653	12,431	3.4
Basic earnings per share	2.40	2.29	0.11	4.8
Diluted earnings per share	2.37	2.27	0.10	4.4

Gain on sale of corp. HQ bldg.	105,143	—	105,143	—
Antitrust litigation	125,258	1,350	123,908	—
Restructuring charges	9,105	17,495	(8,390)	(48.0)

Net Earnings
Consolidated net earnings increased in the first nine months of 2007, as compared to the first nine months of 2006, as a result of increased operating income, the impact of a lower effective tax rate on earnings from continuing operations and lower net interest expense. The Company reported operating income of $623.8 million in the first nine months of 2007, representing 44 percent of consolidated net sales, compared to operating income of $614.1 million, or 45 percent of consolidated net sales, in the first nine months of 2006. The increase in operating income was primarily due to the following:
•	The impact of a $105 million pre-tax gain recognized in connection with the sale of the Company’s corporate headquarters building, which favorably impacted the operating margin percentage by 7.4 percentage points;

•	Increased net sales and gross margin in all segments;

•	Lower SA&A expenses in the Smokeless Tobacco segment, which can be traced to the impact of Project Momentum; and

•	Lower restructuring charges incurred in connection with the Project Momentum initiative, which commenced in the third quarter of 2006 (see Restructuring Charges section below). The impact of restructuring charges adversely impacted the operating margin percentage by approximately 0.6 percentage points and 1.3 percentage points in the first nine months of 2007 and 2006, respectively.
These factors were partially offset by:
•	Antitrust litigation charges of $125.3 million, primarily representing the estimated costs associated with the resolution of indirect purchaser class actions in the States of Wisconsin and California, which adversely impacted the operating margin percentage by approximately 8.8 percentage points; and

•	Increased unallocated corporate expenses, primarily due to amortization charges for the below-market short-term lease on its former corporate headquarters building and costs associated with a change in executive management, the aggregate amount of which adversely impacted the operating margin by 0.8 percentage points.
Net earnings for the first nine months of 2006 included after-tax income of $3.9 million from discontinued operations, which resulted from the reversal of an accrual for an income tax-related contingency, as discussed in the “Third Quarter of 2007 compared with the Third Quarter of 2006” discussion above.
Basic and diluted earnings per share were $2.40 and $2.37, respectively, for the first nine months of 2007, representing increases of 4.8 percent and 4.4 percent, respectively, from each of the corresponding comparative measures in 2006. Average basic shares outstanding were lower in the first nine months of 2007 than in the comparable prior year period, primarily as a result of share repurchases, partially offset by the exercise of stock options. Average diluted shares outstanding in the first nine months of 2007 were lower than those in the first nine months of 2006 due to the impact of share repurchases and a lower level of dilutive options outstanding, partially offset by the impact of a comparatively higher average stock price in 2007, which effectively increases diluted shares outstanding.

Net Sales

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net Sales by Segment:
Smokeless Tobacco	$1,150,518	$1,142,646	$7,872	0.7
Wine	230,581	187,845	42,736	22.8
All Other Operations	36,785	34,699	2,086	6.0

Consolidated Net Sales	$1,417,884	$1,365,190	$52,694	3.9

The increase in consolidated net sales for the first nine months of 2007, as compared to the first nine months of 2006, was primarily due to the following:
•	Improved case volume for premium wine;

•	Net sales growth in the Smokeless Tobacco segment, reflecting an increase in both premium and overall net can volume for moist smokeless tobacco products ; and

•	Improved international results.
These factors were partially offset by:
•	Lower net revenue realization per unit in the Smokeless Tobacco segment.
Segment Net Sales as a Percentage of Consolidated Net Sales

*	Smokeless Tobacco

Gross Margin

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Gross Margin by Segment:
Smokeless Tobacco	$945,138	$943,072	$2,066	0.2
Wine	80,575	67,471	13,104	19.4
All Other Operations	23,200	22,168	1,032	4.7

Consolidated Gross Margin	$1,048,913	$1,032,711	$16,202	1.6

The consolidated gross margin increase in the first nine months of 2007, as compared to the first nine months of 2006, was due to higher net sales in all segments, partially offset by higher cost of products sold in all segments.

	Nine Months Ended
	September 30,		Increase/
	2007	2006	(Decrease)
Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	82.1%	82.5%	(0.4)
Wine	34.9%	35.9%	(1.0)
All Other Operations	63.1%	63.9%	(0.8)
Consolidated	74.0%	75.6%	(1.6)
The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to the following:
•	Higher case volume for wine, which sells at lower margins than moist smokeless tobacco products;

•	Lower net revenue realization per unit in the Smokeless Tobacco segment; and

•	Increased costs of products sold in the Smokeless Tobacco and Wine segments.
Restructuring Charges
The Company recognized $9.1 million in restructuring charges in the first nine months of 2007 related to actions undertaken in connection with Project Momentum. Under this initiative, the Company has now targeted at least $150 million in savings to be realized within the three years following its implementation. The following table provides a summary of restructuring charges incurred during the third quarter and first nine months of 2007, the cumulative charges incurred to date and the total amount of charges expected to be incurred in connection with this initiative for each major cost, by category:

	Restructuring	Restructuring
	Charges Incurred	Charges Incurred	Cumulative
	for the Three	for the Nine	Charges Incurred	Total Charges
	Months Ended	Months Ended	as of	Expected to be
	September 30, 2007	September 30, 2007	September 30, 2007	Incurred(1)
One-time termination benefits	$828	$1,472	$17,097	$19,700-$21,200
Contract termination costs	85	106	496	400 - 500
Other restructuring costs	764	7,527	13,509	13,400 - 13,800

Total	$1,677	$9,105	$31,102	$33,500-$35,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total one-time termination benefit costs expected to be incurred in connection with the first $100 million in targeted savings were recognized in 2006, with the remainder anticipated to be recognized by the end of 2007, while the charges to be recognized in connection with the additional $50 million in targeted savings are expected to be recognized through 2008, with the majority anticipated to be recorded by the end of 2007. The majority of total contract termination costs expected to be incurred was recognized in 2006, with the remainder anticipated to be recognized by the end of 2007. Approximately half of the total other restructuring charges expected to be incurred were recognized in 2006, with the remainder expected to be recognized in 2007 and 2008. While the Company believes that its estimates of total restructuring charges expected to be incurred related to the aforementioned $150 million in savings are appropriate and reasonable based upon the information available, actual results could differ from such estimates. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized. As any additional actions are approved and finalized and costs or charges are determined, the Company will file a Form 8-K under Item 2.05 or report such costs or charges in its periodic reports, as appropriate.
One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs primarily relate to charges for the termination of operating leases incurred in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees, as well as asset impairment charges and applicable costs incurred in connection with the relocation of the Company’s headquarters. Primarily all of the restructuring charges expected to be incurred will result in cash expenditures, although approximately $4 million of such charges relate to pension enhancements offered to applicable employees, all of which will be paid directly from the respective pension plan’s assets. As of September 30, 2007, the liability balance associated with restructuring charges amounted to $1.6 million. Refer to Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13, Restructuring,” for further information regarding accrued restructuring charges.

SMOKELESS TOBACCO SEGMENT
Third Quarter of 2007 compared with the Third Quarter of 2006

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$384,067	$377,258	$6,809	1.8
Restructuring charges	403	15,445	(15,042)	(97.4)
Operating profit	213,073	186,153	26,920	14.5
Net Sales
The increase in Smokeless Tobacco segment net sales in the third quarter of 2007, as compared to the third quarter of 2006, reflects the favorable impact of an increase in both premium and overall net can volume for moist smokeless tobacco products, partially offset by lower net revenue realized per unit resulting from the following:
•	An unfavorable shift in overall product mix, with price-value products comprising a larger percentage of total net can volume;

•	An unfavorable shift in premium product mix, with lower net can volume for straight stock premium products more than offset by an increase in net can volume for value pack and promotional premium products, the nature of which are described below in further detail;

•	An unfavorable shift in price-value product mix; and

•	Increased sales incentives, primarily retail buydowns and coupons.
The Company believes that its price-focused initiatives, which relate primarily to its premium brand loyalty initiative, along with the impact of its continued category growth efforts aimed at converting adult smokers, continue to be successful in driving net can volume growth for its moist smokeless tobacco products, particularly premium products.
Percentage of Smokeless Tobacco Segment Net Sales by Product Category

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds

Net sales results for both premium and price-value products include net can sales for standard products, which consist of straight stock and, beginning in the first quarter of 2007, value pack products, as well as pre-pack promotional products. Prior to 2007, only premium standard products included value packs. Straight stock refers to single cans sold at wholesale list prices. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are two-can packages sold year-round reflecting lower per-can wholesale list prices than wholesale list prices for straight stock single-can products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time.
MSTP Net Can Volume

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Cans	%
Net Can Volume (in thousands):
Premium	139,032	135,405	3,627	2.7
Price Value	26,159	22,488	3,671	16.3

Total	165,191	157,893	7,298	4.6

Percentage of Total MSTP Net Can Volume by Category Segment

Overall net can volume for moist smokeless tobacco products increased 4.6 percent in the third quarter of 2007, as compared to the similar 2006 period, reflecting the seventh consecutive quarter of overall year-over-year growth and the fourth consecutive quarter of growth in excess of 2 percent. The increases for premium and price-value products each accounted for roughly half of the overall third quarter volume increase, on an absolute can basis. The premium net can volume growth of 2.7 percent in the third quarter of 2007 represents the fifth consecutive quarter of year-over-year premium net can volume growth and reflects the effects of:
•	Continued spending on category growth initiatives; and

•	Continued implementation of the Company’s premium brand loyalty plan, which has narrowed the price gaps between premium and price-value products on a state-by-state basis, in varying degrees.

In addition, third quarter 2007 net can volume includes the favorable benefit of the comparative timing of holiday shipments for Independence Day in 2007 versus 2006.
Net can volume for price-value products includes Red Seal and Husky. Net can volume for Red Seal reflected high single digit growth in the third quarter of 2007, as compared to the third quarter of 2006. The Company has implemented focused promotional spending related to Red Seal, which has resulted in three consecutive quarters of net can volume growth during 2007. Net can volume for Husky increased significantly in the third quarter of 2007, as compared to the corresponding prior year period, reflecting a focus on expanding distribution. Both Red Seal and Husky benefited from the 2007 introduction of value packs. It is important to note that the price-value volume growth of 16.3 percent experienced in the third quarter of 2007 was concurrent with the aforementioned 2.7 percent premium volume growth, which is reflective of the Company’s strategy to compete effectively within every segment of the moist smokeless tobacco category.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. During the first quarter of 2007, the Company launched Skoal Citrus Blend in two forms, Long Cut and Pouches. In addition, during September 2007 the Company launched Cope, an all-new line of premium moist smokeless tobacco products that is designed to make the Company’s core brand, Copenhagen, more approachable for adult smokers. Net can sales for the third quarter and first nine months of 2007 included approximately 23.2 million cans and 67.5 million cans, respectively, of new products that were launched nationally within the last three years, representing 14 percent and 13.8 percent, respectively, of the Company’s total moist smokeless tobacco net can volume for the respective periods. These new products included:
•	Three varieties of Skoal Long Cut*	•	Copenhagen Long Cut Straight**

•	Three varieties of Skoal Pouches*	•	Two varieties of Husky Fine Cut

•	Skoal Bandits (new and improved)**	•	Various varieties of Husky Long Cut

•	Three varieties of Cope Long Cut***

*	Includes Citrus Blend variety, which was introduced during 2007.

**	Product introduced during 2006.

***	Cope was introduced in September 2007 and is available in Straight, Smooth Hickory and Whiskey Blend.
In connection with the Company’s objective to grow the moist smokeless tobacco category by building awareness and improving the social acceptability of smokeless tobacco products among adult consumers, primarily smokers, the Company’s premium portion pack products have demonstrated continued growth. Such products are designed to differentiate the Company’s premium brands from competitive products, and to provide more approachable forms and flavors for adult smokers that continue to switch to smokeless tobacco products. Net can volume for these portion pack products, which include Copenhagen and Skoal Pouches, as well as new and improved Skoal Bandits, increased in the third quarter of 2007, as compared to the corresponding prior year period, and represented 9.4 percent of the Company’s premium net can volume.
The Company began limited marketing of a new product, Skoal Dry, in two lead markets in July 2006. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product, also aimed at converting adult smokers, is designed to be spit-free. The Company continues to evaluate the results of this initiative.

Cost of Products Sold
Costs of products sold for the third quarter of 2007 increased as compared to the corresponding period of 2006, as the favorable impact of reduced manufacturing costs resulting from Project Momentum initiatives were more than offset by the overall increased net can volume of moist smokeless tobacco products and higher material costs.
Gross Margin

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Gross Margin	$315,199	$311,053	$4,146	1.3

Gross Margin as % of Net Sales	82.1%	82.5%
The gross margin increase in the third quarter of 2007, compared to the third quarter of 2006, was primarily due to the aforementioned increase in net sales, partially offset by higher cost of products sold. The gross margin, as a percentage of net sales, declined by 0.4 percentage points in the third quarter of 2007, as compared to the corresponding period of 2006, primarily as a result of the lower net revenue realized per unit previously discussed in the Net Sales section above.
SA&A Expenses
SA&A expenses decreased 9.9 percent in the third quarter of 2007 to $98.6 million, compared to $109.5 million in the third quarter of 2006, reflecting overall improvements in cost management as a result of Project Momentum and other favorable spending, specifically:
•	Lower salaries and related costs associated with certain positions eliminated in the restructuring;

•	Decreased print advertising costs, due to differences in timing of advertising relating to new product introductions in 2006 versus 2007;

•	Reduced costs for trade promotional materials;

•	Lower costs associated with retail shelving systems used to promote the moist smokeless tobacco category’s products;

•	The absence of costs incurred in the third quarter of 2006 in connection with efforts to defeat a ballot initiative in California;

•	Lower legal spending;

•	Decreased professional fees; and,

•	A decrease in other administrative expenses.
These decreases were partially offset by:
•	Higher direct marketing spending, primarily related to the Company’s premium brand—building and category growth initiatives;

•	Rent expense incurred in 2007 in connection with the Company’s new headquarters lease;

•	Higher point-of-sale advertising costs related to the introduction of new Cope in September 2007; and

•	Increased one-on-one marketing costs.

The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the quarters ended September 30, 2007 and 2006, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $3.4 million and $3.8 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.
Antitrust Litigation
The third quarter of 2007 reflects an antitrust litigation charge of $3.2 million related to a ruling on a motion filed with respect to the settlement of the Kansas and New York actions seeking additional plaintiffs’ attorneys’ fees and expenses, plus interest.
Restructuring Charges
Smokeless Tobacco segment results for the three months ended, September 30, 2007, reflect $0.4 million of the restructuring charges discussed in the “Consolidated Results” section above.
First Nine Months of 2007 compared with the First Nine Months of 2006

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$1,150,518	$1,142,646	$7,872	0.7
Restructuring charges	6,889	15,445	(8,556)	(55.4)
Antitrust litigation	125,258	1,350	123,908	—
Operating profit	507,821	597,295	(89,474)	(15.0)
Net Sales
The increase in Smokeless Tobacco segment net sales in the first nine months of 2007, as compared to the first nine months of 2006, reflects the favorable impact of an increase in both premium and overall net can volume for moist smokeless tobacco products, partially offset by lower net revenue realized per unit resulting from the following:
•	An unfavorable shift in premium product mix, with lower net can volume for straight stock premium products more than offset by an increase in net can volume for value pack and promotional premium products;

•	An unfavorable shift in price-value product mix; and

•	Increased sales incentives, primarily retail buydowns.
As noted in the discussion of quarterly results above, the Company believes that its price-focused initiatives continue to be successful in driving net can volume growth for its moist smokeless tobacco products, particularly premium products. The Company also believes that the success is further illustrated by the achievement of net sales growth despite elevated gasoline prices during 2007 and the comparative impact of the initial implementation of the premium loyalty initiative in 2006. The Company believes that can sales of its smokeless tobacco products, primarily premium products, can be affected by fluctuations in gasoline prices. The impact of such fluctuations may be exacerbated due to the fact that a significant portion of the Company’s net can volume is sold at outlets that also sell gasoline.
Percentage of Smokeless Tobacco Segment Net Sales by Product Category

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds
MSTP Net Can Volume

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Cans	%
Net Can Volume (in thousands):
Premium	414,941	407,367	7,574	1.9
Price Value	75,300	67,948	7,352	10.8

Total	490,241	475,315	14,926	3.1

Percentage of Total MSTP Net Can Volume by Category Segment

The increases in overall and premium net can volume for moist smokeless tobacco products of 3.1 percent and 1.9 percent, respectively, in the first nine months of 2007, as compared to the similar 2006 period, reflect the positive impact of the continued implementation of the Company’s premium brand loyalty initiative, as well as continued spending on category growth initiatives. The net can volume increase of 10.8 percent for price-value products in the first nine months of 2007, as compared to the first nine months of 2006, was mainly driven by substantially higher net can volume for Husky, reflecting a focus on expanding distribution, with a moderate increase for Red Seal, reflecting the impact of increased promotional spending on the brand that was implemented beginning in the first quarter of 2007. Both Red Seal and Husky benefited from the introduction of value packs in 2007.
The following provides information from the Company’s Retail Account Data Share & Volume Tracking System (“RAD-SVT”) for the 26-week period ended September 8, 2007, as provided by Management Science Associates, Inc., which measures shipments from wholesale to retail.

			Percentage Point
	Can-Volume % Change		Increase/(Decrease)
	from Prior Year	%	from Prior Year
	Period	Share	Period

Total Category Data:
Total Moist Smokeless Category	6.7%	N/A	N/A
Total Premium Segment	1.3%	56.1%*	(3.0)
Total Value Segments	14.5%	43.8%*	3.0

Company Data:
Total Moist Smokeless Category	3.5%	61.0%	(1.9)
Total Premium Segment	2.1%	91.1%	0.7
Total Value Segments	11.3%	22.7%	(0.6)

*	Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.
As reflected in such data, for the 26 weeks ended September 8, 2007, the total moist smokeless tobacco category grew 6.7 percent, slightly higher than the Company’s previously reported estimate of 5 to 6 percent for 2007. Volume for the Company’s moist smokeless tobacco products increased 3.5 percent and its share of the total category was 61 percent during the period. While this share reflects a decline of 1.9 percentage points from the prior year period, it is essentially flat versus the 61.2 percent share for the 26-week period ended June 16, 2007, reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007. Volume for the Company’s premium brands grew 2.1 percent, outpacing the overall premium segment growth of 1.3 percent from the prior year period, with net can volume for the Company’s premium products growing in 36 states, representing approximately 77 percent of its premium net can volume. The Company’s value products experienced volume growth of 11.3 percent, which was below the overall value segment’s growth of 14.5 percent during the period.
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
Cost of Products Sold
Costs of products sold for the first nine months of 2007 increased as compared to the first nine months of 2006, primarily as a result of the following:
•	The impact of increased net can volume for moist smokeless tobacco products;

•	Higher material costs;

•	A charge related to the write-off of packaging material; and

•	Charges related to the Copenhagen Rewards customer loyalty program.
These increases were partially offset by:
•	The favorable impact of reduced manufacturing costs resulting from Project Momentum initiatives.
Gross Margin

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Gross Margin	$945,138	$943,072	$2,066	0.2

Gross Margin as % of Net Sales	82.1%	82.5%
Gross margin increased in the first nine months of 2007, compared to the first nine months of 2006, primarily as a result of the higher net sales, partially offset by the aforementioned cost of products sold variance. The gross margin, as a percentage of net sales, declined by 0.4 percentage points in the first nine months of 2007, as compared to the corresponding period of 2006, as a result of these factors and a shift in product mix, which included higher net can volume for both premium and price-value value pack products and increased premium promotional net can volume, along with lower net can volume for straight stock premium products.

SA&A Expenses
SA&A expenses decreased 7.2 percent in the first nine months of 2007 to $305.2 million, compared to $329 million in the first nine months of 2006, reflecting overall improvements in cost management as a result of Project Momentum and other favorable spending, specifically:
•	Lower salaries and related costs, primarily associated with certain positions eliminated in the restructuring;

•	Lower consulting fees;

•	Lower costs associated with retail shelving systems used to promote the moist smokeless tobacco category’s products;

•	Decreased print advertising costs due to differences in timing of advertising relating to new product introductions in 2006 versus 2007;

•	Reduced material costs related to trade promotional materials;

•	The absence of costs incurred in the third quarter of 2006 in connection with efforts to defeat a ballot initiative in California;

•	A decrease in costs associated with samples, due to a decline in sample shipments; and

•	A decrease in other administrative expenses.
These decreases were partially offset by:
•	Increased direct marketing spending, primarily related to the Company’s premium brand—building and category growth initiatives;

•	Higher legal-related costs;

•	Rent expense incurred in 2007 in connection with the Company’s new headquarters lease;

•	Increased one-on-one marketing costs; and

•	Higher point-of-sale advertising, primarily related to the introduction of Cope.
For the nine months ended September 30, 2007 and 2006, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims, which are reflected within the segment’s SA&A expenses, were $10.4 million and $10.9 million, respectively.
Antitrust Litigation
The first nine months of 2007 reflect the impact of $125.3 million in antitrust litigation charges, of which $122.1 million relates to a pre-tax charge the Company recognized in the first quarter, representing the estimated costs to be incurred in connection with the resolution of the Company’s two significant remaining indirect purchaser class actions. This charge is comprised of the following:
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

In addition, an antitrust litigation charge of $3.2 million was recognized in the third quarter of 2007 related to a ruling on a motion filed with respect to the settlement of the Kansas and New York actions seeking additional plaintiffs’ attorneys’ fees and expenses, plus interest. In the first nine months of 2006, the Company recorded a $1.4 million pre-tax charge reflecting a change in the estimated redemption rate for coupons in conjunction with the resolution of certain states’ indirect purchaser antitrust actions (see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation).
Restructuring Charges
Smokeless Tobacco segment results for the nine months ended September 30, 2007 and 2006 reflect $6.9 million and $15.4 million, respectively, of the restructuring charges discussed in the “Consolidated Results” section above.
WINE SEGMENT
Third Quarter of 2007 compared with the Third Quarter of 2006

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$82,286	$69,536	$12,750	18.3
Operating profit	12,674	9,448	3,226	34.1
Net Sales
The increase in Wine segment net sales for the third quarter of 2007, as compared to the corresponding 2006 period, was primarily due to a 12.6 percent increase in premium case volume. These favorable net sales results reflect the following factors:
•	The broadening of the distribution of the Company’s wines as a direct result of continued efforts to increase distribution through the expansion of its sales force;

•	The incremental revenue contributed by the Stag’s Leap labels, which were added to the Company’s portfolio in September 2007 upon completion of the Stag’s Leap acquisition; and

•	The impact of favorable third party acclaim and product ratings.

Case Volume
Percentage of Total Case Volume by Brand

Chateau Ste. Michelle and Columbia Crest, the Company’s two leading wine brands, accounted for 68.6 percent of total premium case volume in the third quarter of 2007, as compared to 71.2 percent in the corresponding 2006 period. Case volume for the third quarter of 2007 reflected the following:
•	Continued strong case volume for Chateau Ste. Michelle, which increased 19.9 percent as compared to the third quarter of 2006, with the increase primarily due to higher case volume for white varietals;

•	An overall decline in Columbia Crest case volume of 1.2 percent in the third quarter of 2007, as compared to the corresponding 2006 period, primarily due to lower case volume for Grand Estates Merlot. Grand Estates Merlot had experienced strong case volume in the prior year period due to the introduction of the 2003 vintage, which received favorable acclaim. The decline in Grand Estates Merlot case volume in 2007 was partially offset by higher case volume for the Two Vines red varietals and all other Grand Estates varietals;

•	Increased case volume for Red Diamond and 14 Hands, two of the Company’s newer labels; and

•	Increased case volume for Erath and Stag’s Leap.
Cost of Products Sold
Segment cost of products sold in the third quarter of 2007 increased 16.2 percent from the same prior year period, which was primarily attributable to the overall increased case volume and the impact of higher costs per case.

Gross Margin

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Gross Margin	$29,626	$24,210	$5,416	22.4

Gross Margin as % of Net Sales	36.0%	34.8%
The increase in gross margin in the third quarter of 2007, versus the third quarter of 2006, was due to the increase in net sales, partially offset by the increased cost of products sold in the third quarter of 2007. The increase in gross margin, as a percentage of net sales, was mainly due to the addition of the Stag’s Leap brands, the majority of which generate a higher gross margin than other varietals produced by the Company.
SA&A Expenses
SA&A expenses of $17 million in the third quarter of 2007 were 17.3 percent higher than the $14.5 million in such expenses recognized in the corresponding prior year period, reflecting the following:
•	Higher salaries and related costs, due to the sales force expansion associated with broadening the distribution of the Company’s wines throughout the domestic market;

•	Higher media advertising and trade promotional expenses; and

•	Higher administrative costs, particularly related to the distribution of Antinori products.
These increases were partially offset by:
•	Lower point-of-sale advertising due to the comparative timing of costs incurred in connection with fourth quarter holiday programs.
First Nine Months of 2007 compared with the First Nine Months of 2006

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$230,581	$187,845	$42,736	22.8
Operating profit	35,053	27,371	7,682	28.1
Net Sales
The increase in Wine segment net sales for the first nine months of 2007, as compared to the first nine months of 2006, was primarily due to a 15.4 percent increase in premium case volume. These favorable net sales results reflect the following factors:
•	The incremental impact of the Antinori and Erath labels, which were added in the second half of 2006;

•	Expanded distribution of the Company’s wines; and

•	Favorable third party acclaim and product ratings, as the Company has received a total of 79 ratings of 90+ in 2007 from various national wine publications, compared to 62 in the prior year.

Case Volume
Percentage of Total Case Volume by Brand

Chateau Ste. Michelle and Columbia Crest accounted for 70 percent of total premium case volume in the first nine months of 2007, as compared to 74 percent for the corresponding 2006 period.
Case volume for the first nine months of 2007 reflected the following:
•	A 15.3 percent increase in case volume for Chateau Ste. Michelle, as compared to the corresponding 2006 period, primarily due to higher case volume for white varietals, particularly Riesling and Chardonnay, and to a lesser extent certain red varietals;

•	An increase of 4.2 percent in Columbia Crest case volume, as compared to the first nine months of 2006, primarily due to higher case volume for Two Vines red varietals and Grand Estates Cabernet Sauvignon, partially offset by lower case volume for Two Vines white varietals and Grand Estates Merlot;

•	Increased case volume for the Antinori and Erath brands, which the Company added to its portfolio in the second half of 2006. Case volume for these brands accounted for approximately 32 percent (or 5 percentage points) of the overall 15.4 percent case volume increase;

•	Increased case volume for Red Diamond and 14 Hands, two of the Company’s newer labels; and

•	Lower case volume for Domaine Ste. Michelle.
Cost of Products Sold
Segment cost of products sold in the first nine months of 2007 increased 24.6 percent from the same prior year period, which was primarily attributable to the costs associated with Antinori products, as well as overall increased case volume and the impact of higher costs per case.

Gross Margin

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Gross Margin	$80,575	$67,471	$13,104	19.4

Gross Margin as % of Net Sales	34.9%	35.9%
The increase in gross margin in the first nine months of 2007, versus the first nine months of 2006, was due to the increase in net sales, partially offset by the increased cost of products sold. The decrease in gross margin, as a percentage of net sales, was mainly due to the additional case costs and case sales associated with the distribution of Antinori brands, which generate a lower gross margin than varietals produced by the Company.
SA&A Expenses
SA&A expenses of $45.5 million in the first nine months of 2007 were 14.4 percent higher than the $39.8 million of such expenses recognized in the corresponding prior year period, reflecting the following:
•	Higher salaries and related costs, due to the continued expansion of the sales force;

•	Higher advertising and promotional expenses, as the prior year reflected the favorable impact of the cooperative advertising and promotional arrangement for Antinori wines;

•	Increased print advertising expenses;

•	Higher administrative costs, particularly related to the distribution of Antinori products; and

•	A lower pre-tax gain associated with the sale of non-strategic winery properties, as the current year reflects a $2 million pre-tax gain related to the sale of a property located in Washington, as compared to a $2.5 million pre-tax gain reflected in the prior year related to the sale of a property located in California.
These increases were partially offset by:
•	Lower point-of-sale advertising expenses, primarily due to comparative timing; and,

•	Lower legal costs and consulting fees.

ALL OTHER OPERATIONS
Third Quarter of 2007 compared with the Third Quarter of 2006

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$13,259	$11,855	$1,404	11.8
Operating profit	4,195	4,336	(141)	(3.3)
Net sales for All Other Operations increased in the third quarter of 2007, as compared to the third quarter of 2006, primarily due to higher net can volume for moist smokeless tobacco products sold by the Company’s international operations in Canada, as well as the favorable impact of foreign exchange rates, partially offset by a decline in net can volume in the Company’s other international markets. Foreign exchange rates had an unfavorable impact on costs of products sold during the third quarter of 2007, as compared to the corresponding 2006 period. Gross margin, as a percentage of net sales, decreased in the third quarter of 2007 to 62.7 percent, from 63.5 percent in 2006, primarily due to higher unit costs. Operating profit for All Other Operations represented 31.6 percent of net sales in the third quarter of 2007, as compared to 36.6 percent in the third quarter of 2006. The decrease in operating profit and operating margin was primarily due to $0.6 million of restructuring charges incurred in connection with Project Momentum, which reduced the operating margin percentage by 4.6 percentage points. The impact of restructuring charges incurred during the third quarter of 2007 was partially offset by the aforementioned increase in net sales.
First Nine Months of 2007 compared with the First Nine Months of 2006

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net sales	$36,785	$34,699	$2,086	6.0
Operating profit	13,136	11,955	1,181	9.9
In the first nine months of 2007, net sales for All Other Operations increased, as compared to the first nine months of 2006, mainly resulting from higher net can volume for moist smokeless tobacco products sold by the Company’s international operations in Canada, as well as the favorable impact of foreign exchange rates, partially offset by a decline in net can volume in the Company’s other international markets. For the first nine months of 2007, foreign exchange rates had an unfavorable impact on costs of products sold, as compared to the corresponding prior year period. The gross margin percentage decreased in the first nine months of 2007 to 63.1 percent, from 63.9 percent in the similar 2006 period, primarily due to higher unit costs. Operating profit for All Other Operations represented 35.7 percent of net sales in the first nine months of 2007, as compared to 34.5 percent in the first nine months of 2006. Lower SA&A expenses were the main driver of the increases in both operating profit and operating margin during the period. Operating profit reflected restructuring charges of $0.6 million and $0.1 million incurred in connection with Project Momentum during the nine months ended September 30, 2007 and 2006, respectively, which negatively impacted the respective operating margin percentages by 1.7 percentage points and 0.4 percentage points.

UNALLOCATED CORPORATE
Third Quarter of 2007 compared with the Third Quarter of 2006
Administrative Expenses
Unallocated corporate administrative expenses increased 75 percent to $10.9 million in the third quarter of 2007, as compared to $6.2 million in the third quarter of 2006, reflecting the following:
•	The amortization of imputed rent related to the below-market short-term lease associated with the Company’s relocation of its corporate headquarters, which accounted for 46.4 percentage points of the overall increase; and

•	Higher professional fees.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to $0.7 million in the third quarter of 2007, as compared to $1.6 million in the third quarter of 2006. The unallocated restructuring charges recognized in both periods consisted of one-time termination benefit charges and professional fees directly related to the implementation of Project Momentum. In addition, the restructuring charges recognized during the third quarter of 2007 also included asset impairment charges and applicable costs incurred in connection with the relocation of the Company’s headquarters.
Interest Expense
Net interest expense decreased $0.6 million, or 6.5 percent, in the third quarter of 2007, as compared to the third quarter of 2006, primarily due to higher income from cash equivalent and short-term investments, which resulted from higher average levels of investments in the current year.
Income Tax Expense
The Company recorded income tax expense on earnings from continuing operations of $75.5 million in the third quarter of 2007 compared to $68 million in the third quarter of 2006. The Company’s effective tax rate on earnings from continuing operations was 36.1 percent in the third quarter of 2007, compared to 37.3 percent in the corresponding 2006 period. The decrease in the effective tax rate for the third quarter of 2007 was primarily due to the scheduled statutory increase in 2007 for the deduction available for qualified domestic production activities.

First Nine Months of 2007 compared with the First Nine Months of 2006
Administrative Expenses
Unallocated corporate administrative expenses increased 70.6 percent to $35.7 million in the first nine months of 2007, as compared to $21 million in the first nine months of 2006, reflecting the following:
•	Charges of $6 million associated with a change in executive management, which accounted for 28.4 percentage points of the overall increase;

•	The amortization of imputed rent for the below-market short-term headquarters lease, which accounted for 32.2 percentage points of the overall increase;

•	Higher professional fees; and

•	Higher legal expenses.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to approximately $1.6 million in each of the nine month periods ended September 30, 2007 and 2006, respectively. The unallocated restructuring charges recognized in both periods consisted of one-time termination benefit charges and professional fees directly related to the implementation of Project Momentum. In addition, the restructuring charges recognized during the third quarter of 2007 also included asset impairment charges and applicable costs incurred in connection with the relocation of the Company’s headquarters.
Interest Expense
Net interest expense decreased $4.8 million, or 14.8 percent, in the first nine months of 2007, as compared to the first nine months of 2006, primarily due to higher income from cash equivalent and short-term investments, which resulted from higher average levels of investments and higher interest rates.
Income Tax Expense
The Company recorded income tax expense on earnings from continuing operations of $215.3 million in the first nine months of 2007 compared to $217.1 million in the first nine months of 2006. Income tax expense in the first nine months of 2007 reflects the impact of antitrust litigation charges, as well as the gain recognized in connection with the sale of the Company’s corporate headquarters building. The Company’s effective tax rate on earnings from continuing operations was 36.1 percent in the first nine months of 2007, compared to 37.3 percent in the first nine months of 2006. The decrease in the effective tax rate for the first nine months of 2007, as compared to the corresponding period of 2006, was primarily due to the scheduled statutory increase in 2007 for the deduction available for qualified domestic production activities.

OUTLOOK
SMOKELESS TOBACCO SEGMENT
Category Growth
The Company remains committed to its category growth initiatives, which continue to be successful, demonstrated by a continued strong growth rate through the first nine months of 2007, according to RAD-SVT data. According to data from ACNielsen, moist smokeless tobacco is one of the fastest growing consumer packaged goods categories at retail. In addition, consumer research indicates in 2006, the number of new adult consumers entering the moist smokeless tobacco category continued to increase, bringing the total adult consumer base to over 6 million from 4.7 million in 2001, a majority of which entered in the premium segment. In light of the success of the Company’s category growth initiatives achieved to date, as well as the favorable impact to the category from the Company’s premium brand loyalty initiative (discussed further below), going forward the Company expects that these initiatives will continue to expand the adult consumer base and attract new adult consumers, primarily smokers, to the category and to premium brands. The Company will continue to utilize its direct mail marketing program to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to adult smokers, as well as product innovation, which the Company believes have both contributed to category growth in the last few years. The category growth of 6.7 percent reported in the most recent 26-week RAD-SVT period reflects a modest decrease from the 7.2 percent growth rate that the Company reported in its Quarterly Report on Form 10-Q for the period ended June 30, 2007, but slightly higher than our previously reported full-year projected range of 5 percent to 6 percent. The Company now expects category growth of at least 6 percent for the full year in 2007, given the level of growth seen in the first nine months of the year.
Premium Brand Loyalty
As the Company has previously communicated, it is expanding upon its premium brand loyalty initiative during 2007, with a focus on growth of underlying premium net can volume, and, as demonstrated by the results for the first nine months of 2007, both volume trends and category share performance have improved. The Company expects to continue to see moderated category share loss over the remainder of 2007, which, when coupled with the aforementioned anticipated category growth rates, should enable it to deliver solid premium volume growth for the year. With respect to premium net can volume, the Company expects to benefit from the presence of an extra billing day in the fourth quarter of 2007, which essentially equates to one extra week of revenue. Given the continued strong premium net can volume trends and moist smokeless tobacco category growth during the third quarter of 2007, the Company now anticipates premium net can volume growth of approximately 2 percent for the year, excluding the impact of the extra billing day, which is in line with the trends seen so far in 2007.
State Excise Taxes
The Company intends to continue its efforts to promote tax equity in all of the states that currently impose excise taxes on smokeless tobacco products expressed as a percentage of the wholesale price (“ad valorem”) rather than on the basis of weight. In October 2007, the State of Wisconsin passed legislation to convert to a tax based on weight beginning in 2008. Wisconsin is the third state to approve conversion to a weight-based tax during 2007, and, upon the effective date of the change, will bring the total number of tax equity states to 13, along with the federal government. The Company believes that ad valorem excise taxes on smokeless tobacco products artificially drive consumer behavior and create market distortions by providing a tax preference for lower priced products. Weight-based excise taxes or specific taxes on smokeless tobacco products would, in the Company’s opinion, allow products to compete fairly in the marketplace on the basis of price and product attributes, not the relative tax burden. The Company believes its support of weight-based state excise taxes on smokeless tobacco products is in the best interest of the Company, its wholesaler customers, retailers, adult consumers of the Company’s moist smokeless tobacco products and the state governments.
Project Momentum Cost Savings Initiative
During 2007, the first full year of Project Momentum’s implementation, operating results reflect the positive contribution realized from this initiative. Given the progress achieved to date, and the continued focus on identifying operational efficiencies and cost reductions, the Company remains confident that it will realize its $150 million in targeted savings over the planned three-year period. These cost savings are expected to create additional resources for the Company’s growth, as well as additional flexibility in the increasingly competitive smokeless tobacco category. The total targeted savings of at least $150 million does not include the impact of the sale of the Company’s corporate headquarters building in the first quarter of 2007, which generated a pre-tax gain of approximately $105 million, and net cash proceeds of approximately $85 million.
Antitrust Litigation
The Company is named as a defendant in certain actions brought by indirect purchasers (consumers and retailers) in several states. As noted in the discussion of results of operations, the Company recognized a charge of $122.1 million during the first nine months of 2007 related to the estimated cost of the settlements in the California and Wisconsin class actions, which are subject to court approval. These settlements resolve what the Company believes are its two significant remaining indirect purchaser antitrust cases (see Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation).
WINE SEGMENT
The Wine segment forecasts continued strong growth of more than 20 percent for the full year of 2007 for both net sales and operating profit. Favorable acclaim received for products late in 2006 and thus far in 2007 are expected to continue to benefit net sales during the remainder of the year. In addition, net sales for the Wine segment are expected to continue to be favorably impacted by the strategic alliance with Antinori, although the impact to the remainder of 2007 is expected to be less significant than the impact realized in the first half of 2007. This is due to the fact that comparisons have begun to match up against the start of the Company’s distribution of the Antinori brands, which began in the second half of 2006. Net sales are also expected to continue to be favorably impacted by incremental sales of Erath wines, primarily Pinot Noir from Oregon. In addition, the recently completed Stag’s Leap acquisition is expected to contribute to Wine segment fourth quarter net sales and operating profit growth, as the Company continues its integration of the iconic Napa Valley-based winery’s prestigious portfolio.

CONSOLIDATED
As a result of continued strong performance in the third quarter of 2007, the Company is now targeting full-year 2007 diluted earnings per share of $3.27, with a range from $3.25 to $3.29, which includes the net unfavorable impact of $0.15 per diluted share related to the following:
•	The unfavorable impact of $0.50 per diluted share related to antitrust litigation charges recognized in the first nine months of 2007;

•	The unfavorable impact of $0.04 per diluted share related to the total restructuring charges expected to be recognized in 2007 related to Project Momentum; and

•	The favorable impact of $0.39 per diluted share related to the sale of the Company’s corporate headquarters building.
As noted last quarter, as a result of the cost savings realized to date, as well as the proceeds received from the sale of the Company’s former corporate headquarters building, the Company has seen a significant increase in its cash and short-term investments. Therefore, in an effort to provide enhanced value to shareholders, the Company increased its spending in connection with its program to repurchase outstanding shares of its common stock in 2007 from $200 million to $300 million. During the third quarter of 2007 the Company spent the remaining $80 million of the incremental $100 million, bringing the total amount spent in connection with its share repurchase program for the first nine months of 2007 to $250 million. The Company continually evaluates the optimal use of its resources, including the appropriateness of returning cash to stockholders through share repurchases. While the Company expects to spend at least $50 million on share repurchases for the remainder of 2007, it may make additional repurchases beyond its full-year $300 million target, depending upon market and other conditions during this period. However, any additional share repurchases are not expected to have a material impact on the full-year 2007 diluted earnings per share target or range. Over the long-term, the Company’s goal is to provide an average annual total shareholder return of 10 percent, including diluted earnings per share growth and a strong dividend.
LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share amounts or where otherwise noted)

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2007	2006	Amount	%
Net cash provided by (used in):
Operating activities	$443,285	$430,877	$12,408	2.9
Investing activities	(66,327)	(42,519)	(23,808)	(56.0)
Financing activities	(505,694)	(365,554)	(140,140)	(38.3)
Operating Activities
The primary source of cash from operating activities in the first nine months of 2007 and 2006, respectively, was net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. In the first nine months of 2007, the most significant uses of cash were for the payment of federal income taxes, as well as accounts payable and accrued expenses incurred in the normal course of business, including payments for purchases of leaf tobacco for use in moist smokeless tobacco products and grapes for use in the production of wine. The increase in cash provided by operating activities during the first nine months of 2007, as compared to the corresponding 2006 period, was primarily related to the increase in net earnings, as well as the timing of payments related to accounts payable and accrued expenses, partially offset by the timing of the collection of accounts receivable.
Investing Activities
The increase in cash used in investing activities for the first nine months of 2007, as compared to the first nine months of 2006, was primarily due to spending related to acquisitions, as the current year included spending of $155.2 million for the previously mentioned acquisition of Stag’s Leap, while the prior year included spending of $10.6 million for the acquisition of the Erath winery. In addition, expenditures related to property, plant and equipment increased to $51.5 million for the first nine months of 2007, as compared to $25.2 million in the comparable prior year, mainly due to expenditures related to the relocation of the Company’s corporate headquarters. The impact of these items was partially offset by an increase in proceeds from the disposition of fixed assets, with the current year reflecting $130.7 million of net proceeds, primarily from the sale of the Company’s former corporate headquarters building and the sale of winery property located in the State of Washington, compared to $6.2 million in net proceeds in the corresponding 2006 period, primarily from the sale of winery property located in California. The first nine months of 2007 also reflected proceeds of $10 million from the sale of short-term investments, compared to $10 million of cash used for the purchase of short-term investments in the comparable prior period. The Company expects net spending under the 2007 capital program to approximate $80 million.
Financing Activities
The higher level of net cash used in financing activities during the first nine months of 2007, as compared to the first nine months of 2006, was primarily due to an increase in funds utilized for repurchases of common stock under the Company’s share repurchase program, with payments amounting to $250 million in 2007 versus $150 million in 2006. The $100 million increase reflects the Company’s previously announced plan to increase the amount it expects to spend in 2007 in connection with its share repurchase program (refer to the Consolidated discussion within the Outlook section above for additional information regarding the Company’s share repurchase program). Dividends paid during the first nine months of 2007 amounted to $286.6 million, compared to $275.9 million paid during the first nine months of 2006, as the impact of a 5.3 percent dividend increase was partially offset by a lower level of shares outstanding resulting from share repurchases. Proceeds received from the issuance of stock, related to stock option exercise activity, were lower during the first nine months of 2007, as compared to the first nine months of 2006, with proceeds amounting to $30.5 million in 2007 versus $53.8 million in 2006. Cash flow from financing activities for the first nine months of 2007 also reflects $7.1 million for the repayment of debt assumed in connection with the Stag’s Leap acquisition.
As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance decreased to $125.7 million at September 30, 2007 from $254.4 million at December 31, 2006.
The Company will continue to have significant cash requirements for the remainder of 2007, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories, capital spending and payments pursuant to antitrust litigation settlements (refer to the “Aggregate Contractual Obligations” below for further information regarding payments pursuant to antitrust litigation settlements). The Company estimates that amounts expended in 2007 for tobacco leaf purchases for moist smokeless tobacco products will be slightly lower than amounts expended in 2006, while grape and bulk wine purchases and grape harvest costs for wine products will be greater than amounts expended in 2006. Funds generated from net earnings, supplemented by borrowings under the Company’s revolving credit facility, will be the primary means of meeting cash requirements over this period.
Credit Facility
On June 29, 2007, the Company entered into a $300 million, five-year revolving credit facility (the “Credit Facility”) which will primarily be used for general corporate purposes, including the support of commercial paper borrowings. The Company may elect to increase its borrowing capacity under the Credit Facility to $500 million subject to certain terms. The Credit Facility replaces the Company’s previous $300 million, three-year revolving credit facility which was terminated on June 29, 2007. The Credit Facility requires the maintenance of a fixed charge coverage ratio, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is 0.05 percent per annum. The Company did not have any borrowings under the Credit Facility at September 30, 2007.
AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2006, with the exception of the execution of leaf tobacco and grape purchase activity in connection with normal purchase contracts and obligations associated with antitrust litigation settlements.
In the first quarter of 2007, the Company completed $15.3 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2006. As of September 30, 2007, the Company has contractual obligations of approximately $83.5 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products and $464 million for the purchase and processing of grapes to be used in the production of wine products. The majority of the contractual obligations to purchase leaf tobacco are expected to be fulfilled by the end of 2008.
In connection with the settlement agreement the Company entered into to resolve the California antitrust class actions, a payment of $48 million was made in October 2007 representing the first of two equal installments to be paid with respect to the total settlement amount of $96 million. The second installment related to this agreement is due on or before January 11, 2008. See Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation.
As of September 30, 2007, the Company believes that it is reasonably possible that within the next 12 months payments of up to $0.9 million may be made to certain tax authorities related to FIN 48 unrecognized tax benefits and interest. The Company cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond 12 months.
NEW ACCOUNTING STANDARDS
The Company reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Quarterly Report on Form 10-Q, there were no new accounting standards issued that were projected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Refer to Part I, Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 2, Recent Accounting

Pronouncements,” for further information regarding new accounting standards.
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
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 with a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at September 30, 2007 was a net liability of $2.2 million, based on a dealer quote and considering current market rates. As an indication of the forward starting swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at September 30, 2007, the fair value of the forward starting swap would increase by approximately $6.9 million to a net asset of $4.7 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the forward starting swap by $7.7 million to a net liability of $9.9 million.
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at September 30, 2007 was a net liability of $1.8 million, based on a dealer quote and considering current market conditions. As an indication of the interest rate swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at September 30, 2007, the fair value of the interest rate swap would increase by approximately $0.6 million to a net liability of $1.2 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the interest rate swap by $0.6 million to a net liability of $2.4 million.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As previously reported during the third quarter of 2007, effective August 6, 2007, Raymond P. Silcock was appointed Senior Vice President and CFO. While key positions, such as the CFO, are an integral component of the internal control environment, the Company’s internal control over financial reporting has not been materially affected as a result of this change.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In Marvin D. Chance, Jr. and Thomas K. Osborn, on behalf of themselves and all others similarly situated v. United States Tobacco Company, et al., District Court for Seward County, Kansas (Case No. 02-C-12), on August 17, 2007, the court entered an order and judgment granting plaintiffs’ motion for additional attorneys’ fees. The court entered judgment against the Company in the amount of $2,997,565 plus prejudgment interest on a portion of the award as provided in the judgment.
In People of the State of California, ex. Rel., Bill Lockyer, Attorney General of the State of California v. U.S. Smokeless Tobacco Company (Case No.GIC851376), on August 20, 2007, the Court entered a Stipulation for Entry of Judgment and Final Judgment, thereby dismissing this matter without prejudice.
In James Joseph LaChance, et al. v. U.S. Smokeless Tobacco Company, et al., Superior Court of New Hampshire, Strafford County (No. 03-C-279), on August 24, 2007, the New Hampshire Supreme Court reversed the order of the Superior Court of Strafford County granting the Company’s motion to dismiss and remanded the case for further proceedings in the Superior Court.
In Smokeless Tobacco Cases I-IV, Superior Court of California, San Francisco County (J.C.C.P. Nos. 4250, 4258, 4259 and 4262), on September 21, 2007, the parties entered into a Settlement Agreement whereby adult consumers in California will be eligible to receive cash payments in a manner described in the Settlement Agreement and to be approved by the court. The settlement also includes attorneys’ fees and costs, and costs of administration of the settlement, in exchange for a dismissal of the action and a general release. The court granted plaintiffs’ motion for preliminary approval of the settlement following a hearing on October 17, 2007.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2006 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended September 30, 2007:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of the	Be Purchased Under
	Shares	Average Price Paid	Repurchase	the Repurchase
Period	Purchased(1)	Per Share(2)	Programs(3)	Programs(3)
July 1 — 31, 2007	309,441	$53.17	308,337	10,491,460
August 1 — 31, 2007	1,747,900	$50.56	1,747,900	8,743,560
September 1 — 30, 2007	529,715	$48.56	518,600	8,224,960

Total	2,587,056	$50.47	2,574,837

(1)	Amounts reported in this column include shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

(2)	The reported average price paid per share relates only to shares purchased as part of the repurchase programs.

(3)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Share repurchases under this program commenced in June 2005.
ITEM 6. EXHIBITS
Exhibit 10.1 — Form of Notice of Grant and Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 3, 2007.
Exhibit 10.2 — Form of Notice of Grant and Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K filed August 3, 2007.
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

UST Inc. (Registrant)
Date November 1, 2007	/s/ RAYMOND P. SILCOCK
Raymond P. Silcock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date November 1, 2007	/s/ JAMES D. PATRACUOLLA
James D. Patracuolla
Vice President and Controller (Principal Accounting Officer)