Form 10-K
period 2007-12-31
UST INC
filed 2008-02-22
CIK 811669

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-17506
UST Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1193986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 High Ridge Park, Building A Stamford, Connecticut	06905
(Address of principal executive offices)	(Zip Code)
(203) 817-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock – $.50 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of Registrant’s Common Stock, $.50 par value, held by non-affiliates of Registrant (which for this purpose does not include directors or officers) was $8,479,337,561.

As of February 13, 2008, there were 149,471,457 shares of Registrant’s Common Stock, $.50 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain pages of the Registrant’s 2008 Notice of Annual Meeting and Proxy Statement       Part III

FORM 10-K

PART I

Item 1 — Business

General

UST Inc. was formed on December 23, 1986 as a Delaware corporation to serve as a publicly-held holding company for United States Tobacco Company (“USTC”), which was formed in 1911. Pursuant to a reorganization approved by stockholders at the 1987 Annual Meeting, USTC became a wholly-owned subsidiary of UST Inc. on May 5, 1987, and UST Inc. continued in existence as a holding company. Effective January 1, 2001, USTC changed its name to U.S. Smokeless Tobacco Company (“USSTC”). UST Inc., through its direct and indirect subsidiaries (collectively “Registrant” or the “Company” unless the context otherwise requires), is engaged in the manufacturing and marketing of consumer products in the following business segments:

Smokeless Tobacco Products:  The Company’s primary activities are the manufacturing and marketing of smokeless tobacco products.

Wine:  The Company produces and markets premium varietal and blended wines, and imports and distributes wines from Italy.

All Other Operations:  The Company’s international operations, which market moist smokeless tobacco products, are included in all other operations.

Available Information

The Company’s website address is www.ustinc.com. The Company makes available free of charge through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). A free copy of these materials can also be requested via correspondence addressed to the Secretary at UST Inc., 6 High Ridge Park, Building A, Stamford, Connecticut 06905. The public may read and copy any materials the Company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

Operating Segment Data

The Company hereby incorporates by reference the Segment Information pertaining to the years 2005 through 2007 set forth herein in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16, Segment Information.”

SMOKELESS TOBACCO PRODUCTS

Principal Products

The Company’s principal smokeless tobacco products and brand names are as follows:

Moist:  Copenhagen, Skoal, Red Seal, Husky

Dry:    Bruton, CC, Red Seal

Overview

Through its USSTC subsidiary, the Company is the leading producer and marketer of moist smokeless tobacco products, including its iconic premium brands, Copenhagen and Skoal, and its value brands, Red Seal and Husky. The Company’s share of the total moist smokeless tobacco category is approximately 60 percent on a volume basis, and 73 percent on a revenue basis, according to data from the Company’s Retail Account Data Share & Volume Tracking System (“RAD-SVT”) for the 52-week period ended December 29, 2007. The moist smokeless tobacco category continues to be one of the fastest growing established consumer packaged goods categories at retail, according to ACNielsen. This trend is further supported by RAD-SVT information, which indicates that moist smokeless tobacco category growth for 2007 was approximately 7 percent. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Smokeless Tobacco Segment,” for additional background information regarding RAD-SVT data.

The vision for the Company’s smokeless tobacco business is that its smoke-free products will be recognized by adults as the preferred way to experience tobacco satisfaction. The Company’s primary objective in connection with this vision is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults, primarily smokers, with a secondary objective of competing effectively in every segment of the moist smokeless tobacco category.

While category growth remains the Company’s top priority, the Company is committed to competing effectively in every segment of the moist smokeless tobacco category and accelerating profitable volume growth, with the goal of growing as fast as the category. The Company is making progress towards this goal through increased brand building, its premium brand loyalty initiative and increased retail promotional efforts related to price-value products.

The following provides a brief summary of each of the Company’s principal moist smokeless tobacco brands and products:

Copenhagen

Introduced in 1822, Copenhagen was among the first brands of moist smokeless tobacco available, and today remains the most authentic and best-selling product in the moist smokeless tobacco category, with annual sales at retail exceeding $1 billion. Copenhagen is a natural flavor product that features a traditional metal lid and a fiberboard can that carries a made date. Copenhagen is available in original fine cut and long cut, as well as Copenhagen Pouches. Copenhagen is recognized as the brand of choice for adult consumers who identify with its rugged, individual and uncompromising image. In addition, during 2007, the Company launched Cope, an all-new line of premium moist smokeless tobacco products that was developed to broaden the appeal of the Company’s Copenhagen brand. The Cope products are available in three varieties, Smooth Hickory, Straight and Whiskey Blend Flavor.

Skoal

Skoal, introduced in 1934, is the leading flavored moist smokeless tobacco brand on the market, with current annual retail sales in excess of $1 billion. The brand’s broad range of product flavor blends, cuts and formats reflects the Company’s continued focus on innovation. Skoal is available in fine cut, long cut and two pouch formats – Skoal Pouches and Skoal Bandits.

Red Seal

A mid-priced brand that offers adult consumers 25 percent more American-grown tobacco per can, Red Seal is available in long cut and fine cut varieties.

Husky

The Husky brand offers deep discount products for value-conscious adult consumers. Husky products are available in long cut and fine cut varieties.

Smokeless Tobacco Products and Health

Reports with respect to the health risks of tobacco products have been publicized for many years, and the sale, promotion and use of tobacco continue to be subject to increasing governmental regulation. In 1986, a Surgeon General’s Report reached the judgment that smokeless tobacco use “can cause cancer” and “can lead to nicotine dependence or addiction.” Also in 1986, Congress passed the Comprehensive Smokeless Tobacco Health Education Act of 1986, which requires the following warnings on smokeless tobacco packages and advertising: “WARNING: THIS PRODUCT MAY CAUSE MOUTH CANCER,” “WARNING: THIS PRODUCT MAY CAUSE GUM DISEASE AND TOOTH LOSS,” “WARNING: THIS PRODUCT IS NOT A SAFE ALTERNATIVE TO CIGARETTES.” In light of the scientific research taken as a whole, while the Company does not believe that smokeless tobacco has been shown to be a cause of any human disease, the Company does not take the position that smokeless tobacco is safe.

Over the last several years, smokeless tobacco has been the subject of discussion in the scientific and public health community in connection with the issue of tobacco harm reduction. Tobacco harm reduction is generally described as a public health strategy aimed at reducing the health risks to cigarette smokers who have not quit and is frequently discussed in the context of proposals for an overall tobacco regulatory regime. It is reported that approximately 45 million adult Americans continue to smoke, and many have made repeated attempts to quit, including with the use of medicinal nicotine products. There has been an ongoing debate in the scientific and public health community as to what to do for these smokers. One idea that has been debated is to suggest that they switch completely to smokeless tobacco. Many believe that certain smokeless tobacco products pose significantly less risk than cigarettes and therefore could be a potential reduced risk alternative to cigarette smoking. There are others, however, who believe that there is insufficient scientific basis to encourage switching to smokeless tobacco and that such a strategy may result in unintended public health consequences.

From a consumer perspective, data from some surveys indicate that at least 80 percent of smokers believe smokeless tobacco is as dangerous as cigarette smoking. The Company believes that adult cigarette smokers should be provided accurate and relevant information on these issues so that they may make informed decisions about tobacco products. This is especially so in light of data from some surveys that indicate that at least half of the approximately 45 million adult smokers are looking for an alternative. The Company believes that there is an opportunity for smokeless tobacco products to have a significant role in a tobacco harm reduction strategy and, therefore, encourages the debate of this topic.

Legislation and Regulation

As indicated above, in 1986, federal legislation was enacted regulating smokeless tobacco products by, among other things, requiring health warning notices on smokeless tobacco packages and advertising and by prohibiting the advertising of smokeless tobacco products on any medium of electronic communications subject to the jurisdiction of the Federal Communications Commission. A federal excise tax was imposed in 1986, which was increased in 1991, 1993, 1997, 2000 and 2002. Also, in recent years, proposals have been made at the federal level for additional regulation of tobacco products including, among other things, the requirement of additional warning notices, the disallowance of advertising and promotion expenses as deductions under federal tax law, a ban or further restriction of all advertising and promotion, regulation of environmental tobacco smoke and increased regulation of the manufacturing and marketing of tobacco products by new or existing federal agencies. Similar proposals will likely be considered in the future.

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

The Company purchased all of its leaf tobacco from domestic suppliers in 2007, as it has for the last several years. Various factors, including the level of domestic tobacco production, can affect the amount of tobacco purchased by the Company from domestic sources. Tobaccos used in the manufacture of smokeless tobacco products are processed and typically aged by the Company for a period of approximately three years prior to their use.

At the present time, the Company believes there is a sufficient supply of leaf tobacco available in the market to satisfy its current and expected production requirements. With the enactment of the Fair and Equitable Tobacco Reform Act of 2004 (the “Tobacco Reform Act”) and its repeal of federal tobacco price support and quota programs, tobacco can be grown anywhere in the United States with no volume limitations or price protection or guarantees. As a result, the Tobacco Reform Act has favorably impacted the Company’s cost of leaf tobacco purchases since its enactment. However, the continuing availability and the cost of tobacco is dependent upon a variety of factors which cannot be predicted, including, but not limited to, weather, growing conditions, local planting decisions, overall market demands and other factors.

The Company or its suppliers purchase certain flavoring components from foreign sources, which are used in the manufacturing of the Company’s smokeless tobacco products. The Company believes there is a sufficient supply of such flavoring components available in the market to satisfy its current and expected production requirements.

Working Capital

The principal portion of the Company’s operating cash requirements for this segment relates to its need to maintain significant inventories of leaf tobacco, primarily for the manufacturing of moist smokeless tobacco products, to ensure an aging process of approximately three years prior to manufacture and sale.

Customers

The Company markets its moist smokeless tobacco products throughout the United States principally to wholesalers and retail chain stores. Approximately 35 percent of the Company’s gross sales of tobacco products are made to four wholesale customers, one of which, McLane Co. Inc., a national wholesale distributor, accounts for approximately 17 percent of the Company’s consolidated revenue. The Company has maintained satisfactory relationships with its customers over the years and expects that such relationships will continue.

Competitive Conditions

The tobacco manufacturing industry in the United States is composed of several domestic companies larger than the Company and many smaller ones. The larger companies primarily concentrate on the manufacturing and marketing of cigarettes; however, in 2006, a major cigarette company entered the smokeless tobacco category through its acquisition of one of the Company’s competitors. In addition, certain cigarette companies have begun test marketing smokeless tobacco products and have indicated the intent to continue to expand this activity. The Company is a well established and major factor in the smokeless tobacco sector of the overall tobacco market. Consequently, the Company competes actively with both larger and smaller companies in the marketing of its smokeless tobacco products. Competition also includes both domestic and international companies marketing and selling price-value and deep-discount smokeless tobacco products. The Company’s principal methods of competition in the marketing of its smokeless tobacco products include quality, advertising, promotion, sampling, price, product recognition, product innovation and distribution.

WINE

Principal Products

The Company’s principal wine brand names are as follows:

Table (produced):	Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden, Northstar, Red Diamond, Distant Bay, Spring Valley, 14 Hands, Snoqualmie, Erath, Stag’s Leap Wine Cellars, Cask 23, Fay, S.L.V., Arcadia, Artemis, Karia and Hawk Crest

Table (imported):	Tignanello, Solaia, Tormaresca, Villa Antinori and Peppoli

Sparkling (produced):	Domaine Ste. Michelle

Overview

The Company, through its Ste. Michelle Wine Estates subsidiary, is an established producer of premium varietal and blended table wines, with a vision for Ste. Michelle Wine Estates to be recognized as the premier fine wine company in the world. According to ACNielsen, Ste. Michelle Wine Estates was the fastest growing of the ten largest wineries in the United States during 2007, with the Company’s wines comprising 6.8 percent of total domestic 750ml units over that period, as compared to 6.2 percent in the prior year.

The Company produces Chateau Ste. Michelle, Columbia Crest and other varietal table wines and Domaine Ste. Michelle sparkling wine in the State of Washington, all of which are marketed and distributed throughout the United States. Washington state wines continue to gain prominence in the market as evidenced by the fact that volume growth for such wines, where the Company maintains its strong leadership position, outpaced most other major regions during 2007 with a growth rate of 18.9 percent, as reported by ACNielsen. The Company produces and markets California premium wines under the Villa Mt. Eden and Conn Creek labels. In addition, through the 2007 acquisition of Stag’s Leap Wine Cellars, in which the Company holds an 85 percent ownership interest, the Company added the following labels: Cask 23, Fay,

S.L.V., Arcadia, Artemis, Karia and Hawk Crest. The Company is also a leading producer of Oregon pinot noir premium wines marketed under the Erath label. The Company is also the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Marchesi Antinori, Srl, which includes such labels as Tignanello, Solaia, Tormaresca, Villa Antinori and Peppoli.

Working Capital

The principal portion of the Company’s operating cash requirements for this segment relates to its need to maintain significant inventories in connection with the aging process inherent in the production of wine.

Customers

Approximately 47 percent of the Company’s Wine segment gross sales are made to two distributors, with one of these distributors accounting for approximately 32 percent of total wine segment gross sales. Substantially all wines are sold through state-licensed distributors with whom the Company maintains satisfactory relationships.

Legislation and Regulation

It has been claimed that the use of alcohol beverages may be harmful to health. In 1988, federal legislation was enacted regulating alcohol beverages by requiring health warning notices on such beverages. Still wines containing not more than 14 percent alcohol by volume, such as the majority of the Company’s wines, are subject to a federal excise tax of $1.07 per gallon for manufacturers, such as the Company, that produce more than 250,000 gallons a year. In recent years, proposals have been made at the federal level for additional regulation of alcohol beverages, including, but not limited to, increases in excise tax rates, modification of the required health warning notices and further regulation of advertising, labeling and packaging. Substantially similar proposals will likely be considered in 2008. Also in recent years, increased regulation of alcohol beverages by various states included, but was not limited to, the imposition of higher excise taxes and advertising restrictions. Additional state and local legislative and regulatory actions affecting the marketing of alcohol beverages will likely be considered during 2008. The Company is unable to assess the future effects these regulatory and other actions may have on the sale of its wines.

Raw Materials

In the production of wine, the Company uses grapes harvested from its own vineyards or purchased from independent growers located in Washington, California and Oregon, as well as bulk wine purchased from other sources. Grapes, whether grown and harvested or purchased under contracts with independent growers are, from time to time, adversely affected by weather and other forces that may limit production. At the present time, the Company believes there is a sufficient supply of grapes and bulk wine available in the market to satisfy its current and expected production requirements.

Competitive Conditions

The Company’s principal competition comes from many larger, well-established national and international companies, as well as many smaller wine producers. The Company’s principal methods of competition include quality, price, consumer and trade wine tastings, competitive wine judging and advertising.

ALL OTHER OPERATIONS

All Other Operations consists of the Company’s international operations, which market moist smokeless tobacco products in select markets. Such operations did not constitute a material portion of the Company’s operations in any of the years presented.

ADDITIONAL BUSINESS INFORMATION

Environmental Regulations

Compliance with federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.

Number of Employees

The Company’s average number of employees during 2007 was 4,610.

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

The Company’s future results will be affected by the growth in the smokeless tobacco and wine marketplaces and the demand for the Company’s smokeless tobacco and wine products. Factors affecting demand for the Company’s products include, among other things, general economic conditions and actions by competitors, as well as the cost of the products to consumers which, in turn, is affected, in part, by the Company’s costs in manufacturing such products and the excise taxes payable. Sales volumes of the Company’s smokeless tobacco products, particularly premium products, may be impacted by fluctuations in gasoline prices, which have a direct impact on adult consumer disposable income. The impact of fluctuations in gasoline prices on smokeless tobacco product sales volume is relevant due to the fact that a significant amount of the Company’s products are sold at locations which also sell gasoline. The Company’s quarterly results may also be affected by wholesaler order patterns. Many of these factors are beyond the control of the Company which makes results of operations difficult to predict.

•	Anticipated cost savings related to Project Momentum may not be achieved.

The Company’s ability to achieve its results of operations target is tied in part to successful implementation of its cost reduction initiative, called Project Momentum, which is designed to create additional resources for growth via operational, productivity and efficiency enhancements. Project Momentum, which commenced during the third quarter of 2006, is expected to ultimately result in targeted annual cost savings of at least

$150 million within its first three years. While the Company believes these cost reductions will be achieved, the Company cannot guarantee the success of the initiative. If Project Momentum is not successful, the Company’s results of operations could be adversely affected.

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

Over the past three years, sales to one wholesale customer in the Smokeless Tobacco segment have averaged approximately 17 percent of annual Smokeless Tobacco segment sales, while sales to two distributors in the Wine segment have averaged 48 percent of annual Wine segment sales. No other customer accounted for 10 percent or more of Smokeless Tobacco segment or Wine segment sales over the three-year period. The loss of any of these customers, or a significant decline in sales orders from any of these customers, could have an adverse affect on the Company’s results of operations or financial condition.

•	Ingredient or product adulteration could harm the integrity and quality of the Company’s products, which could negatively impact consumer perception of the Company’s brands and have an adverse effect on the sale of the Company’s products.

The success of the Company’s brands is dependent upon the quality of those brands and the positive perception that consumers have of such brands. Adulteration, whether arising accidentally or through deliberate third-party action, could harm the quality of the Company’s products and may result in reduced sales of the affected products, or have an adverse ancillary effect on the Company’s other products, which could have an adverse affect on the Company’s results of operations or financial condition.

•	The Company may not realize the anticipated benefits from acquisitions.

From time to time, the Company may make acquisitions of other entities. Depending on the nature of the acquired business, integration of such entities into existing operations may present difficulties. As a result, it is possible that the Company may not realize any or all of the expected benefits from acquisitions, such as anticipated synergies, cost savings or increases in net earnings, in a timely manner. In addition, the Company may incur significant costs and management’s time and attention may be diverted from existing businesses in connection with the integration of acquired entities. Failure to effectively integrate future acquisitions could have an adverse effect on the Company’s results of operations.

•	The smokeless tobacco category is highly competitive and the Company’s volumes and profitability may be adversely affected by consumer down-trading from premium brands to price-value brands or by new entrants into the marketplace.

The Company faces significant competition in the smokeless tobacco category, both from existing category competitors and new entrants, which may negatively impact premium can volume trends and put pressure on its gross margins. The Company’s premium can volume trends have improved, with a shift from declining premium net can volume to growth; however, down-trading to price-value products still exists. The Company recognizes the need for continued premium net can volume growth and is therefore focused on strengthening brand loyalty, developing innovative products and expanding the overall smokeless tobacco category to ensure continued growth in its results of operations.

The Company has been implementing plans which focus on the growth of the smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults and by promoting the convenience of smokeless tobacco relative to cigarettes to attract new adult consumers to the category.

In light of the growth of price-value products, the Company continues to execute plans to increase sales of its premium brands by building and strengthening premium brand loyalty through various promotional programs. These include the introductions of new, differentiated premium products, as well as price-focused initiatives to provide improved value in price sensitive areas of the United States. However, while the Company believes that it is pursuing the right course of action, the Company cannot guarantee the success of these action plans. If the Company’s strategy is not successful, total premium can volume may decline and results of operations could be adversely affected.

In 2006, a major cigarette company entered the smokeless tobacco category through its acquisition of one of the Company’s competitors. In addition, certain cigarette companies have begun test marketing smokeless tobacco products and have indicated the intent to continue to expand this activity. While there is the possibility that such actions may have the effect of expanding the smokeless tobacco category, which could be beneficial to the Company, it is also possible that such actions could be detrimental since it may require the Company to expend significant resources to maintain its premium can volume performance. The Company cannot, at this time, predict with any certainty what effect, if any, such actions may have on the Company and its results of operations.

•	Fluctuations in the price and availability of tobacco leaf could adversely affect the Company’s results of operations.

Tobacco is the most important raw material in the manufacture of the Company’s smokeless tobacco products. The Company is not directly involved in the cultivation of tobacco leaf and is dependent on third parties to produce tobacco and other raw materials that it requires to manufacture its smokeless tobacco products. As with other agricultural commodities, the price of tobacco leaf tends to depend upon variations in weather conditions, growing conditions, local planting decisions, overall market demands or other factors. The Company’s inability to purchase tobacco leaf of the desired quality from United States suppliers on commercially reasonable terms, or an interruption in the supply of these materials, in the absence of readily available alternative sources, could have a negative impact on the Company’s business and its results of operations.

•	The Company’s continuing ability to hire and retain qualified employees is important to the future success of the Company.

The environment in which the Company operates, as a smokeless tobacco company, presents challenges not faced by many other consumer products companies. Accordingly, the continuing ability to hire and retain qualified employees who are capable of working in this challenging environment is critical to the Company’s success.

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

Proposals for comprehensive federal regulation of tobacco products will continue to be considered. The Company will support federal regulation that takes into account the distinct differences between smokeless tobacco and cigarettes; allows companies to responsibly manufacture, market and sell high-quality, American-made smokeless tobacco products to tobacco-interested adults and does not stifle competition; and allows tobacco-interested adults to obtain accurate and relevant information regarding all tobacco products.

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

Present regulations and any further regulations, depending on the nature of the regulations and their applicability to the Company and its future plans, could have an adverse effect on the Company’s ability to advertise, promote and build its brands and/or to promote and introduce new brands and products and, as such, could have an adverse effect on its results of operations.

•	The excise taxes on smokeless tobacco products could affect consumer preferences and have an adverse effect on the sale of the Company’s products.

Smokeless tobacco products are subject to significant federal and state excise taxes, which may continue to increase over time. Any increase in the level of federal excise taxes or the enactment of new or increased state or local excise taxes would have the effect of increasing the cost of smokeless tobacco products to consumers and, as such, could affect the demand for, and consumption levels of, smokeless tobacco products in general and premium brands in particular. Furthermore, the current ad valorem method of taxation, which is utilized by most states, bases the amount of taxes payable on a fixed percentage of the wholesale price, as opposed to the method used in some other states which tax both premium and price-value brands based on weight. Therefore, the ad valorem method of taxation has the inequitable effect of increasing the taxes payable on premium brands to a greater degree than those payable on price-value brands, which further exacerbates the price gap between premium and price-value brands. To the extent that any such actions adversely affect the sale of the Company’s products, such actions could have an adverse effect on the Company’s results of operations and cash flows.

•	The Company has ongoing payment obligations under the Tobacco Reform Act and other state settlement agreements.

In 2007, the Company incurred expenses of approximately $3.6 million, $18.4 million and $4.7 million under the Tobacco Reform Act, the STMSA and other state settlement agreements, respectively. The Company presently expects to continue to incur expenses under the Tobacco Reform Act and other state settlement agreements. Based on information presently available to the Company, the Company does not anticipate that any increases in such expenses to be incurred in the future will have a material adverse effect on the Company. However, the amounts payable in the future cannot be predicted with certainty and may increase based upon, among other things, the relative share of the overall tobacco market held by smokeless tobacco and the Company’s share of the moist smokeless tobacco marketplace. It is also possible that the amounts payable under the Tobacco Reform Act will be offset, in part, through reductions in the cost of tobacco, which result from the competitive setting of prices expected to occur as a result of the Tobacco Reform Act.

•  The Company is subject, from time to time, to smokeless tobacco and health litigation, which, if adversely determined, could subject the Company to substantial charges and liabilities.

The Company is currently subject to various legal actions, proceedings and claims arising out of the sale, use, distribution, manufacture, development, advertising, marketing and claimed health effects of its smokeless tobacco products. See “Item 3 – Legal Proceedings.” The Company believes, and has been so advised by counsel handling the respective cases, that it has a number of meritorious defenses to all such pending litigation. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, all such cases are, and will continue to be, vigorously defended. The Company believes that the ultimate outcome of such pending litigation will not have a material adverse effect on its consolidated financial results or its consolidated financial position. However, if plaintiffs in these actions were to prevail, the effect of any judgment or settlement could have a material adverse impact on the Company’s consolidated financial results in the particular reporting period in which any such litigation is resolved and, depending on the size of any such judgment or settlement, a material adverse effect on the Company’s consolidated financial position. In addition, similar litigation and claims relating to the Company’s smokeless tobacco products may continue to be filed against the Company in the future. An increase in the number of pending claims, in addition to the risks posed as to outcome, could increase the Company’s costs of litigating and administering product liability claims.

•  The Company could be subject to additional charges and liabilities as it seeks to resolve the remaining antitrust related lawsuits.

In March 2000, in an action brought by one of the Company’s competitors, Conwood Company L.P. (“Conwood Litigation”), alleging violations of the antitrust laws, a significant verdict was rendered against the Company. Following the commencement of this lawsuit, actions were also brought on behalf of direct and indirect purchasers of the Company’s products. The Company has paid the verdict and settled the actions brought on behalf of direct purchasers and almost all of the actions brought on behalf of indirect purchasers, with the exception of a purported class action in the State of Pennsylvania, for which the Company believes there is insufficient basis for such a claim. See “Item 3 – Legal Proceedings.” Further, the Company has been served in a purported class action attempting to challenge certain aspects of a settlement agreement reached with indirect purchasers in multiple states and seeking additional amounts purportedly consistent with subsequent settlements of similar actions, estimated by plaintiffs to be between $8.9 million and $214.2 million, as well as punitive damages and attorneys’ fees. The Company believes that the ultimate outcome of these actions will not have a material adverse effect on its consolidated financial results or its consolidated financial position. However, if plaintiffs were to prevail, beyond the amounts previously accrued, the effect of any judgment or settlement could have a material adverse impact on the Company’s consolidated financial results in the particular reporting period in which such action is resolved and, depending on the size of any such judgment or settlement, a material adverse effect on the Company’s consolidated financial position.

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

The adequacy of the Company’s grape supply is influenced by consumer demand for wine in relation to industry-wide production levels. While the Company believes that it can grow and/or otherwise secure, through contracts with independent growers, sufficient regular supplies of high quality grapes, it cannot be certain that grape supply shortages will not occur. As grapes grown in the State of Washington account for approximately 92 percent of the Company’s harvested and contracted grapes, if eastern Washington state experiences adverse weather conditions, widespread vine disease or other crop damage, fruit availability may be compromised, quality may be negatively impacted and production costs may increase. An increase in production cost could lead to an increase in the Company’s wine prices, which may ultimately have a negative impact on its sales.

In cases of significant grape and bulk wine oversupply in the marketplace, the Company’s ability to increase or even sustain existing sales prices may be limited.

•	The Company’s wine business may be negatively impacted by an increase in excise taxes or governmental regulations related to alcohol beverages.

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

Item 1B — Unresolved Staff Comments

Not applicable.

Item 2 — Properties

All of the principal properties in the Company’s operations were utilized only in connection with the Company’s business operations. The Company believes that the properties described below at December 31, 2007 were suitable and adequate for the purposes for which they were used, and were operated at satisfactory levels of capacity. All principal properties are owned by the Company, with the exception of certain winery properties, as noted below.

Smokeless Tobacco Products

The Company owns and operates three principal smokeless tobacco manufacturing and processing facilities located in Franklin Park, Illinois; Hopkinsville, Kentucky; and Nashville, Tennessee.

Wine

The Company operates 11 wine-making facilities – seven in Washington state, three in California and one in Oregon. All of these facilities are owned, with the exception of one facility in Washington state that is leased. In addition, in order to support the production of its wines, the Company owns or leases vineyards in Washington state, California and Oregon.

Item 3 — Legal Proceedings

The Company has been named in certain health care cost reimbursement/third-party recoupment/class action litigation against the major domestic cigarette companies and others seeking damages and other relief. The complaints in these cases on their face predominantly relate to the usage of cigarettes; within that context, certain complaints contain a few allegations relating specifically to smokeless tobacco products. These actions are in varying stages of pretrial activities.

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

In Matthew Vassallo v. United States Tobacco Company, et al., Circuit Court of the 11th Judicial District, Miami-Dade County, Florida (Case No.: 02-28397 CA-20), this action by an individual plaintiff against various smokeless tobacco manufacturers including the Company alleges personal injuries, including cancer, oral lesions, leukoplakia, gum loss and other injuries allegedly resulting from the use of defendants’ smokeless tobacco products. Plaintiff also claims nicotine “addiction” and seeks unspecified compensatory damages and certain equitable and other relief, including, but not limited to, medical monitoring.

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

To date, indirect purchaser actions in almost all of the jurisdictions have been resolved, including those subject to court approval. The Company is named as a defendant in purported class actions in the states of New Hampshire and Pennsylvania, as well as class actions in the states of California and Massachusetts. In September 2007, the Company entered into a Settlement Agreement to resolve the California class action which has been preliminarily approved by the court (See the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 for additional information). In January 2008, the Company entered into Settlement Agreements to resolve the New Hampshire action and Massachusetts class action, as discussed further below.

In James Joseph LaChance, et al. v. United States Tobacco Company, et al., Superior Court of New Hampshire, Strafford County (No. 03-C-279), on January 31, 2008, the Company entered into a Settlement Agreement, which is subject to court approval, whereby adult consumers in New Hampshire will be eligible to register for the settlement. Also on January 31, 2008, in In re Massachusetts Smokeless Tobacco Litigation, Superior Court of Massachusetts, Suffolk County (No. 03-5038 BLS), the Company entered into a Settlement Agreement, which is subject to court approval, whereby adult consumers in Massachusetts will be eligible to register for the settlement. Pursuant to the settlement agreements, the Company will provide each adult consumer in New Hampshire and Massachusetts who registers with coupons redeemable on future purchases of the Company’s moist smokeless tobacco products in exchange for a dismissal of the action and a general release. The Company has also agreed to pay all administrative costs of the settlement, attorneys’ fees and costs.

Notwithstanding the fact that the Company has chosen to resolve various indirect purchaser actions via settlements, the Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses, and, in the event that any such settlements do not receive final court approval, these actions will continue to be vigorously defended.

In the Pennsylvania action, which is before a federal court in Pennsylvania, the Third Circuit Court of Appeals has accepted the Company’s appeal of the trial court’s denial of the Company’s motion to dismiss the complaint. The Company continues to believe there is insufficient basis for plaintiffs’ complaint. For the plaintiffs in the foregoing action to prevail, they will have to obtain class certification. The plaintiffs in the above action also will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and it is, and will continue to be, vigorously defended.

In Jason Feuerabend, et al. v. United States Tobacco Company, et al., Circuit Court of Wisconsin, Milwaukee County (No. 02-CV-007124), on December 18, 2007, the court entered a final judgment granting final approval of the settlement, including attorneys’ fees and costs, and dismissing the action.

In Marvin D. Chance, Jr. and Thomas K. Osborn, on behalf of themselves and all others similarly situated v. United States Tobacco Company, et al., District Court of Seward County, Kansas (Case No. 02-C-12), counsel for plaintiffs in the settlement of the Kansas class action and New York action filed a motion for an additional amount of approximately $8.5 million in attorneys’ fees, expenses and costs, plus interest, beyond the previously agreed-upon amounts already paid by the Company. On August 17, 2007, the court granted plaintiffs’ motion and entered judgment against the Company in the amount of approximately $3 million in additional attorneys’ fees and expenses, along with prejudgment interest on a portion of the award. On November 19, 2007, the Company filed a Notice of Appeal of the judgment. On November 21, 2007, the Company entered into a Settlement Agreement relating to this additional award whereby the Company agreed to pay $2.8 million and dismiss its appeal in exchange for a satisfaction of judgment. On December 21, 2007, plaintiffs provided a satisfaction of judgment and the court entered an order dismissing the Company’s appeal.

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

For the plaintiffs in the foregoing action to prevail, they will have to obtain class certification. The plaintiffs in the above action also will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and it is, and will continue to be, vigorously defended.

Item 4 — Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol UST. As of January 31, 2008, there were approximately 6,633 stockholders of record of the Company’s common stock. The table below sets forth the high and low sales prices per share of the Company’s common stock, as reported by the NYSE Composite Tape, and the cash dividends per share declared and paid in each quarter during fiscal years 2007 and 2006. The Company has paid cash dividends without interruption since 1912. While the Company expects to continue its policy of paying cash dividends in the future, such policy is subject to annual review and approval by the Company’s Board of Directors. Factors that are taken into consideration with regard to the level of dividend payments include the Company’s net earnings, capital requirements and financial condition.

	2007			2006
	High	Low	Dividends	High	Low	Dividends

First Quarter	$61.17	$54.55	$0.60	$43.14	$37.96	$0.57
Second Quarter	60.58	51.25	0.60	45.78	41.10	0.57
Third Quarter	55.86	47.40	0.60	55.06	44.61	0.57
Fourth Quarter	59.95	48.34	0.60	59.49	52.34	0.57

Year	$61.17	$47.40	$2.40	$59.49	$37.96	$2.28

Performance Graph

The following graph compares the total returns for an investment in the Company’s common stock over the last five years to the Standard and Poor’s (“S&P”) 500 Stock Index and the S&P Tobacco Index assuming a $100 investment made on December 31, 2002. Each of the three measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Amoung UST Inc., The S&P 500 Index
And The S&P Tobacco Index

	December 31,
	2002	2003	2004	2005	2006	2007
UST Inc.	$100.00	$113.31	$161.10	$143.69	$214.87	$211.59
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
S & P Tobacco	100.00	141.28	169.29	211.93	258.90	310.29

Issuer Purchases of Equity Securities

The following table presents the monthly share repurchases by the Company during the fourth quarter of the fiscal year ended December 31, 2007:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May Yet
	Total Number	Average Price	as Part of the	Be Purchased Under
	of Shares	Paid Per	Repurchase	the Repurchase
	Purchased(1)	Share(2)	Programs(3)	Programs(3)
October 1 – 31, 2007	386,628	$50.94	351,900	7,873,060
November 1 – 30, 2007	2,683,127	$53.91	2,683,127	5,189,933
December 1 – 31, 2007	3,260,174	$56.79	3,260,174	21,929,759

Total	6,329,929	$55.24	6,295,201

(1) Amounts reported in this column include shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

(2) The reported average price paid per share relates only to shares purchased as part of the repurchase programs.

(3) In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Share repurchases under this program commenced in June 2005. In December 2007, the Company’s Board of Directors authorized a new program to repurchase up to 20 million additional shares of the Company’s outstanding common stock. Repurchases under this new program will commence when repurchases under the existing program have been completed, which is expected to be during the first quarter of 2008.

Item 6 – Selected Financial Data

CONSOLIDATED SELECTED FINANCIAL DATA – FIVE YEARS
(Dollars in thousands, except per share amounts)

	2007	2006	2005	2004	2003

Summary of Operations For the Year Ended December 31
Net Sales	$1,950,779	$1,850,911	$1,851,885	$1,838,238	$1,731,862

Cost of products sold (includes excise taxes)	524,575	466,088	443,131	412,641	384,487
Selling, advertising and administrative expenses	529,795	525,990	518,797	513,570	470,740
Restructuring charges	10,804	21,997	-	-	-
Antitrust litigation	137,111	2,025	11,762	(582)	280,000

Total costs and expenses	1,202,285	1,016,100	973,690	925,629	1,135,227
Gain on sale of corporate headquarters	105,143	-	-	-	-

Operating income	853,637	834,811	878,195	912,609	596,635
Interest, net	40,600	41,785	50,578	75,019	76,905

Earnings from continuing operations before income taxes	813,037	793,026	827,617	837,590	519,730
Income tax expense	292,764	291,060	293,349	299,538	197,681

Earnings from continuing operations	520,273	501,966	534,268	538,052	322,049
Income (loss) from discontinued operations (including income tax effect)	-	3,890	-	(7,215)	(3,260)

Net earnings	$520,273	$505,856	$534,268	$530,837	$318,789

Per Share Data
Net earnings per basic share:
Earnings from continuing operations	$3.30	$3.13	$3.26	$3.26	$1.93
Income (loss) from discontinued operations	-	0.02	-	(0.05)	(0.02)

Net earnings per basic share	3.30	3.15	3.26	3.21	1.91

Net earnings per diluted share:
Earnings from continuing operations	3.27	3.10	3.23	3.23	1.92
Income (loss) from discontinued operations	-	0.02	-	(0.04)	(0.02)

Net earnings per diluted share	$3.27	$3.12	$3.23	$3.19	$1.90

Dividends per share	$2.40	$2.28	$2.20	$2.08	$2.00
Market price per share:
High	61.17	59.49	56.90	48.97	37.79
Low	$47.40	$37.96	$37.59	$34.00	$26.73
Financial Condition at December 31
Cash and cash equivalents	$73,697	$254,393	$202,025	$450,202	$433,040
Current assets	846,274	998,110	889,554	1,173,133	1,247,966
Current liabilities	400,174	300,077	258,778	618,873	521,093
Working capital	$446,100	$698,033	$630,776	$554,260	$726,873
Ratio of current assets to current liabilities	2.1:1	3.3:1	3.4:1	1.9:1	2.4:1
Total assets	$1,487,078	$1,440,348	$1,366,983	$1,659,483	$1,726,494
Long-term debt(1)	1,090,000	840,000	840,000	840,000	1,140,000
Total debt	1,090,000	840,000	840,000	1,140,000	1,140,000
Stockholders’ (deficit) equity	$(320,202)	$65,826	$75,098	$9,565	$(115,187)
Other Data
Stock repurchased	$597,738	$200,003	$200,038	$200,031	$150,095
Dividends paid	$378,325	$367,499	$361,208	$344,128	$332,986
Dividends paid as a percentage of net earnings	72.7%	72.6%	67.6%	64.8%	104.5%
Return on net sales	26.7%	27.3%	28.8%	28.9%	18.4%
Return on average assets	35.5%	36.0%	35.3%	31.4%	14.2%
Average number of shares (in thousands) – basic	157,854	160,772	163,949	165,164	166,572
Average number of shares (in thousands) – diluted	159,295	162,280	165,497	166,622	167,376

(1) The amount reported for 2007 includes $250 million of short-term borrowings which have been classified as long-term, as the Company has both the intent and the ability to refinance such borrowings on a long-term basis.

See Management’s Discussion and Analysis and Notes to Consolidated Financial Statements.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

UST INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”)

The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto, included in Part II, Item 8 of this Form 10-K. Herein, the Company makes forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under the “Cautionary Statement Regarding Forward-Looking Information” section presented at the end of MD&A. In addition, the Company has presented certain risk factors relevant to the Company’s business in Item 1A in Part I of this Form 10-K.

INTRODUCTION

MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto, to assist individuals in their review of such statements. MD&A has been organized as follows:

•   OVERVIEW – This section provides context for the remainder of MD&A, including a general description of the Company’s overall business, its business segments and a high-level summary of the Company-specific and industry-wide factors impacting its operations.

•   RESULTS OF OPERATIONS – This section provides an analysis of the Company’s results of operations for the three years ended December 31, 2007. This section is organized using a layered approach, beginning with a discussion of consolidated results at a summary level, followed by more detailed discussions of business segment results and unallocated corporate items, including interest and income taxes.

•   OUTLOOK – This section provides information regarding the Company’s current expectations, mainly with regard to the next fiscal year, and is organized to provide information by business segment and on a consolidated basis.

•   LIQUIDITY AND CAPITAL RESOURCES – This section provides an analysis of the Company’s financial condition, including cash flows for the three years ended December 31, 2007, the Company’s sources of liquidity, capital expenditures, debt outstanding, share repurchase programs, dividends paid on the Company’s common stock and the Company’s aggregate contractual obligations as of December 31, 2007.

•   OFF-BALANCE SHEET ARRANGEMENTS – This section provides information regarding any off-balance sheet arrangements that are, or could be, material to the Company’s results of operations or financial condition.

•   CRITICAL ACCOUNTING POLICIES AND ESTIMATES – This section discusses accounting policies that the Company considers to be significant to its financial condition and results of operations, requiring significant judgment and the use of estimates on the part of management in their application.

•   NEW ACCOUNTING STANDARDS – This section provides information regarding any newly issued accounting standards which have not yet been adopted by the Company.

OVERVIEW

BUSINESS

UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is the leading manufacturer and marketer of moist smokeless tobacco products, including iconic premium brands such as Copenhagen and Skoal, and value brands Red Seal and Husky. The Company competes with larger and smaller domestic and international companies in the marketing of its moist smokeless tobacco products, including those that market and sell price-value or deep-discount smokeless tobacco products. Competition in the marketing and sales of moist smokeless tobacco products is primarily based upon quality, price, advertising, promotion, sampling, brand recognition and loyalty, packaging, product innovation and distribution.

Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally, via its Ste. Michelle Wine Estates subsidiary, under labels such as Chateau Ste. Michelle, Columbia Crest, Conn Creek, Villa Mt. Eden, Red Diamond, Distant Bay, 14 Hands, Snoqualmie and Erath. In the third quarter of 2007, through the acquisition of Stag’s Leap Wine Cellars, the Company added the following labels: Cask 23, Fay, S.L.V., Arcadia, Artemis, Karia and Hawk Crest. The Company also produces and markets sparkling wine under the Domaine Ste. Michelle label. In addition, the Company is the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Marchesi Antinori, Srl (“Antinori”), which includes such labels as Tignanello, Solaia, Tormaresca, Villa Antinori and Peppoli. The Company competes with many larger, well established domestic and international companies in the production, marketing and sales of its wine products, as well as many smaller wine producers. Competition in the marketing and sales of wine is primarily based on quality, price, consumer and trade wine tastings, competitive wine judging, third-party acclaim and advertising.

The Company conducts its business principally in the United States, and its operations are divided primarily into two reportable segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are less significant, are reported as All Other Operations.

In 2006, the Company commenced implementation of a cost-reduction initiative called “Project Momentum,” with targeted savings of at least $100 million annually within its first three years. During 2007, the Company finalized plans on various other initiatives under Project Momentum, including, but not limited to, manufacturing operations and the procurement function, which are expected to generate at least $50 million in additional annual savings beyond the original target, resulting in a new savings target of at least $150 million annually, within the original three-year period. The Company believes that Project Momentum is an appropriate initiative from a long-term growth perspective, as it is designed to provide additional financial flexibility, which can be used to address competitive challenges in the smokeless tobacco category, make further investments behind its brands or to increase net earnings. Operating income results in 2007 include the positive contribution realized from this initiative, with certain savings realized earlier than originally planned. Given this progress to date, the Company is confident that it is on track to realize Project Momentum’s overall targeted savings within the aforementioned three-year timeframe. See Consolidated Results - Restructuring Charges within the Results of Operations section below for further information.

The Company’s results for 2007 reflected the continued positive impact of its strategic initiatives to accelerate profitable volume growth in both the Smokeless Tobacco and Wine segments. Consolidated net sales of $1.95 billion and diluted earnings per share of $3.27 were both record highs for the Company, representing increases of 5.4 percent and 4.8 percent, respectively, from the corresponding 2006 measures. In 2007, results for the Smokeless Tobacco segment continued to benefit from the Company’s category growth efforts aimed at converting adult smokers to moist smokeless tobacco products, along with the impact of its premium brand loyalty initiative and efforts related to price-value brands. These efforts combined to deliver record net can volume in 2007. Results for 2007 were also favorably impacted by the strong performance of the Wine segment, which once again had record case volume, net sales and operating profit. The results for 2007 also reflected increased net sales and operating profit from All Other Operations and cost savings realized in connection with Project Momentum.

SMOKELESS TOBACCO SEGMENT

The Company’s vision in the Smokeless Tobacco segment is for its smoke-free products to be recognized by adults as the preferred way to experience tobacco satisfaction. The Company’s primary objective in the Smokeless Tobacco segment is to continue to grow the moist smokeless tobacco category by building awareness and social acceptability of smokeless tobacco products among adults, primarily smokers, with a secondary objective of competing effectively in every segment of the moist smokeless tobacco category.

Category Growth

Category growth is the Company’s top focus, as moist smokeless tobacco is a low incidence category and offers a viable option to adult smokers who are increasingly facing restrictions and are seeking a discreet and convenient alternative. For perspective, the number of adults that smoke is significantly larger than the number of adults that use smokeless tobacco products. As a result, every one percent of adult smokers who converts to moist smokeless tobacco products represents a 7 percent to 8 percent increase in the moist smokeless tobacco category’s adult consumer base. The Company views this as essential because consumer research indicates that the majority of new adult consumers who enter the category do so in the premium segment, of which the Company has approximately a 90 percent share.

In addition to advertising initiatives focused on category growth, the Company has utilized its direct mail and one-on-one marketing programs to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to over 4.5 million adult smokers. These programs, which the Company believes have been successful over the past several years, continued during 2007 and the Company intends to continue them in 2008. The success of the category growth initiatives is also impacted by product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years. The success of the category growth initiative is further evidenced by the fact that over the past several years, a majority of the new adult consumers that have recently entered the moist smokeless tobacco category first smoked cigarettes and that category growth has accelerated since the inception of the program in 2004. Based on these results, the Company intends to continue its category growth initiatives and is expecting category growth of 5 to 6 percent in 2008.

Competing Effectively

The Company is committed to competing effectively in every segment of the moist smokeless tobacco category by accelerating profitable volume growth, with the goal of growing as fast as the category. The Company is making progress towards this goal through its premium brand loyalty and brand-building initiatives, and also through price-focused efforts related to price-value products. During 2007, net can volume for the Company’s moist smokeless tobacco products grew by 4.2 percent, or 3.1 percent on an underlying basis (see Smokeless Tobacco Segment – Net Sales within the Results of Operations section below for further discussion on underlying volume), in a category that grew 7.1 percent. For perspective, this is an improved performance relative to the category as compared to 2006 when the Company’s net can volume for moist smokeless tobacco products increased 1.2 percent compared to overall category growth of 6.3 percent.

Premium Brand Loyalty – While category growth remains the Company’s top priority, it has also significantly enhanced its efforts on adult consumer loyalty for its premium moist smokeless tobacco products. The premium brand loyalty plan is designed to minimize migration from premium to price-value products by delivering value to adult consumers through product quality and brand-building efforts, along with promotional spending and other initiatives. As a result of this effort, premium volume has grown on a year-over-year basis for six consecutive quarters, with full-year underlying premium net can volume growing 1.8 percent while market share declines moderated in

2007. See Smokeless Tobacco Segment – Net Sales within the Results of Operations section below for further discussion on underlying volume. To build upon this success in 2008, the Company plans to further increase its brand-building efforts and will continue to selectively increase spending behind price-based loyalty initiatives. The Company expects that the anticipated 5 to 6 percent category growth in 2008, coupled with continued moderating share declines, will result in underlying premium net can volume growth of approximately 2 percent for the year.

Price-Value Initiatives – The Company’s commitment to accelerate profitable volume growth reflects a balanced portfolio approach, which also includes a full complement of marketing support for its price-value products. For example, the Company has implemented plans to expand the distribution and enhance the presence of its Husky brand at retail, and to be competitively priced with other deep discount brands. Likewise, additional promotional support was provided on its mid-priced Red Seal brand. During 2007, the Company’s successful execution of a balanced portfolio approach was clearly evidenced as approximately 12 percent growth in price-value net can volume occurred at the same time as approximately 3 percent growth in premium net can volume.

WINE SEGMENT

The Company’s vision in the Wine segment is for Ste. Michelle Wine Estates to be recognized as the premier fine wine company in the world. This is a vision based on continuous improvement in quality and greater recognition through third-party acclaim and superior products. In connection with that vision, the Company aims to elevate awareness of the quality of Washington state wines and increase its prestige to that of the top regions of the world through superior products, innovation and customer focus. In order to achieve these goals, attention is directed towards traditional style wines in the super premium to luxury-priced categories. The Company has made progress towards its vision, as demonstrated by its recent accomplishments. According to ACNielsen, Ste. Michelle Wine Estates was the fastest growing of the ten largest wineries in the United States during 2007. The Company continued to be the category leader for Riesling, based on ACNielsen data, with approximately 33 percent of the domestic Riesling market in 2007, reflecting a 2.6 percentage point increase over the Company’s reported 2006 share. In addition, as reported by ACNielsen, volume growth for Washington state wines, where the Company maintained its strong leadership position, outpaced most other major regions during 2007 with a growth rate of approximately 19 percent.

Strategic alliances and acquisitions in the Wine segment outside of Washington state have also been important in enabling the Company to achieve its long-term vision. The alliance with Antinori, to become its exclusive United States importer and distributor, and the purchase of the Erath label and winery, both of which occurred in 2006, have broadened the Company’s position with respect to the two key wine regions, Tuscany and Oregon. The addition of Antinori wines positions the Company as a leader in United States distribution of Tuscan wines, while the addition of Erath establishes the Company as one of the largest producers of Oregon Pinot Noir. The Company also completed the acquisition of Stag’s Leap Wine Cellars and its signature Napa Valley, CA vineyards for approximately $185 million, with a 15 percent minority interest held by Antinori California. This acquisition provides additional prestige to the Wine segment’s acclaimed portfolio, further strengthens the Company’s relationship with Antinori, and is expected to contribute favorably to the segment’s continued operating profit growth.

Another key element of the Wine segment’s strategy is expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs and mass merchandisers. To that end, the Company remains focused on the continued expansion of its sales force and category management staff.

Discussion of the Company’s plans and initiatives in the Smokeless Tobacco and Wine segments is included in the Outlook section of MD&A.

RESULTS OF OPERATIONS
(In thousands, except per share amounts or where otherwise noted)

CONSOLIDATED RESULTS

2007 compared with 2006

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	%

Net sales	$1,950,779	$1,850,911	$99,868	5.4
Net earnings	520,273	505,856	14,417	2.9
Basic earnings per share	3.30	3.15	0.15	4.8
Diluted earnings per share	3.27	3.12	0.15	4.8

Gain on sale of corporate headquarters	105,143	-	105,143	-

Antitrust litigation charges	137,111	2,025	135,086	-
Restructuring charges	10,804	21,997	(11,193)	(50.9)

Net Earnings

Consolidated net earnings increased in 2007, as compared to 2006, as a result of increased operating income, the impact of a lower effective tax rate on earnings from continuing operations and lower net interest expense. The Company reported operating income of $853.6 million for 2007, representing 43.8 percent of consolidated net sales, compared to operating income of $834.8 million, or 45.1 percent of consolidated net sales, in 2006. The increase in operating income was favorably impacted by the following:

•   A $105 million pre-tax gain recognized in connection with the sale of the Company’s corporate headquarters building, which favorably impacted the operating margin percentage by 5.4 percentage points;
•   Increased net sales and gross margin in all segments;
•   Lower restructuring charges incurred in connection with the Project Momentum initiative, which commenced in the third quarter of 2006 (see Restructuring Charges section below). The impact of restructuring charges adversely impacted the operating margin percentage by 0.5 percentage points and 1.2 percentage points in 2007 and 2006, respectively;
•   Lower selling, advertising and administrative (“SA&A”) expenses in the Smokeless Tobacco segment, which can be traced to the ongoing impact of savings realized under Project Momentum, as well as the resulting overall focus on cost containment; and
•   The presence of an extra billing day as compared to 2006, which is described in more detail within the Smokeless Tobacco Segment – 2007 compared with 2006 section below.

These factors were partially offset by:

•   Antitrust litigation charges of $137.1 million in 2007, primarily representing the estimated costs associated with the resolution of indirect purchaser antitrust class actions in the States of Wisconsin, California and Massachusetts, as well as the action in New Hampshire, which adversely impacted the operating margin percentage by 7 percentage points. This compares to a $2 million charge recognized in 2006, which adversely impacted operating margin percentage by 0.1 percentage points; and

•   Increased unallocated corporate expenses, primarily due to amortization charges for the below-market short-term lease on its former corporate headquarters building and costs associated with a change in executive management, the aggregate amount of which adversely impacted the operating margin percentage by 0.6 percentage points.

Net earnings for 2006 included after-tax income of $3.9 million from discontinued operations, which resulted from the reversal of an accrual for an income tax-related contingency from the Company’s former cigar operations.

Basic and diluted earnings per share for 2007 were $3.30 and $3.27, respectively, an increase of 4.8 percent for each measure as compared to the corresponding comparative measures in 2006. Average basic shares outstanding were lower in 2007 than in 2006 primarily as a result of share repurchases, partially offset by exercises of stock options. Average diluted shares outstanding in 2007 were lower than those in 2006 due to the impact of share repurchases and a lower level of dilutive outstanding options, partially offset by the impact of a comparatively higher average stock price in 2007, as compared to 2006, which effectively increases diluted shares outstanding.

With regard to share repurchases, during 2007, the Company repurchased approximately 11 million shares, or 6.9 percent of its beginning outstanding common shares, for $597.7 million, of which approximately 6.3 million shares were repurchased during the fourth quarter. This repurchase activity was consistent with the Company’s announced plans to spend an incremental $300 million on share repurchases, above the previous guidance, during the fourth quarter.

Net Sales

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	%

Net Sales by Segment:
Smokeless Tobacco	$1,546,638	$1,522,686	$23,952	1.6
Wine	354,001	282,403	71,598	25.4
All Other Operations	50,140	45,822	4,318	9.4

Consolidated Net Sales	$1,950,779	$1,850,911	$99,868	5.4

The Company reported record consolidated net sales in 2007, with the increase from 2006 attributable to the following:

•   Increased case volume for premium wine;
•   Net can volume growth for moist smokeless tobacco products, with increases for both premium and price-value products; and
•   Improved international results.

Segment Net Sales as a Percentage of Consolidated Net Sales

2007	2006

*Smokeless Tobacco

Gross Margin

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	%

Gross Margin by Segment:
Smokeless Tobacco	$1,269,174	$1,256,156	$13,018	1.0
Wine	125,202	99,418	25,784	25.9
All Other Operations	31,828	29,249	2,579	8.8

Consolidated Gross Margin	$1,426,204	$1,384,823	$41,381	3.0

The consolidated gross margin increase in 2007, as compared to the prior year, was primarily due to higher net sales, partially offset by higher costs of products sold, in all segments.

	Year Ended December 31,		Increase/
	2007	2006	(Decrease)

Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	82.1%	82.5%	(0.4)
Wine	35.4%	35.2%	0.2
All Other Operations	63.5%	63.8%	(0.3)
Consolidated	73.1%	74.8%	(1.7)

The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to a change in segment mix, as case volume for wine, which sells at comparatively lower margins, grew faster than the net can volume for moist smokeless tobacco products. Gross margin percentages within each segment, which are discussed further below, were relatively stable.

Restructuring Charges

The Company recognized $10.8 million in restructuring charges in 2007 related to actions undertaken in connection with Project Momentum. Under this initiative, the Company has now targeted at least $150 million in annual savings to be realized within the three years following its implementation. The following table provides a summary of restructuring charges incurred during 2007, the cumulative charges incurred to date and the total amount of charges expected to be incurred in connection with this initiative for each major cost, by category:

	Restructuring
	Charges Incurred	Cumulative Charges	Total Charges
	for The Year Ended	Incurred as of	Expected to
	December 31, 2007	December 31, 2007	be Incurred (1)

One-time termination benefits	$3,184	$18,809	$19,700 - $21,200
Contract termination costs	102	492	400 - 500
Other restructuring costs	7,518	13,500	13,400 - 13,800

Total	$10,804	$32,801	$33,500 - $35,500

(1) The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total one-time termination benefit costs expected to be incurred in connection with the first $100 million in targeted annual savings were recognized in 2006, with the remainder recognized in 2007, while the charges to be recognized in connection with the additional $50 million in targeted annual savings are expected to be recognized through 2008, with the majority recognized in 2007. The majority of total contract termination costs expected to be incurred were recognized in 2006, with the remainder recognized in 2007. Substantially all of the total other restructuring charges currently expected to be incurred were recognized through the end of 2007, with approximately half of such amounts recognized in each of 2006 and 2007. The remainder of the total other restructuring charges to be incurred are expected to be recognized in 2008. While the Company believes that its estimates of total restructuring charges expected to be incurred related to the aforementioned $150 million in savings are appropriate and reasonable based upon the information available, actual results could differ from such estimates. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized. As any additional actions are approved and finalized and costs or charges are determined, the Company will file a Current Report on Form 8-K under Item 2.05 or report such costs or charges in its periodic reports, as appropriate.

One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs primarily relate to charges for the termination of operating leases incurred in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees, as well as asset impairment charges and applicable costs incurred in connection with the relocation of the Company’s headquarters. Primarily all of the restructuring charges expected to be incurred will result in cash expenditures, although approximately $4 million of such charges relate to pension enhancements offered to applicable employees, all of which will be paid directly from the respective pension plan’s assets. As of December 31, 2007, the liability balance associated with restructuring charges amounted to $1.7 million. Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20, Restructuring,” for further information regarding accrued restructuring charges.

2006 compared with 2005

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	Amount	%

Net sales	$1,850,911	$1,851,885	$(974)	(0.1)
Net earnings	505,856	534,268	(28,412)	(5.3)
Basic earnings per share	3.15	3.26	(0.11)	(3.4)
Diluted earnings per share	3.12	3.23	(0.11)	(3.4)

Net Earnings

Consolidated net earnings decreased in 2006, as compared to 2005, as a result of lower operating income, partially offset by lower net interest and income tax expenses, as well as income from discontinued operations. The Company reported operating income of $834.8 million for 2006, representing 45.1 percent of consolidated net sales, compared to operating income of $878.2 million, or 47.4 percent of consolidated net sales, in 2005. The decrease in operating income was primarily due to the following:

•	Lower net revenue realization per premium can in the Smokeless Tobacco segment;
•	Increased costs of products sold in the Wine segment, mainly related to increased case volume;
•	The impact of $22 million in restructuring charges incurred in connection with Project Momentum (see Restructuring Charges section below), which adversely impacted the operating margin percentage by approximately 1.2 percentage points; and
•	Increased SA&A expenses.

These factors were partially offset by:

•	Increased case and net can volume in the Wine and Smokeless Tobacco segments, respectively;
•	Cost savings realized in connection with Project Momentum, along with the intended ancillary benefit derived from an enhanced focus on cost containment in other areas; and
•	Lower charges related to certain states’ indirect purchaser antitrust actions.

Net earnings for 2006 included after-tax income of $3.9 million from discontinued operations, which resulted from the reversal of an accrual for an income tax-related contingency related to the Company’s former cigar operations. The reversal was due to a change in facts and circumstances in connection with the then anticipated sale of the Company’s corporate headquarters.

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

Net Sales

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	$	%

Net Sales by Segment:
Smokeless Tobacco	$1,522,686	$1,561,667	$(38,981)	(2.5)
Wine	282,403	248,342	34,061	13.7
All Other Operations	45,822	41,876	3,946	9.4

Consolidated Net Sales	$1,850,911	$1,851,885	$(974)	(0.1)

For the year ended December 31, 2006, consolidated net sales of $1.851 billion were effectively level with those in 2005 reflecting the following:

•	Lower net revenue realization per premium can in the Smokeless Tobacco segment;
•	Increased net can volume for moist smokeless tobacco products, including a slight increase in premium net can volume;
•	Improved case volume for premium wine; and
•	Increased international sales of moist smokeless tobacco products.

Segment Net Sales as a Percentage of Consolidated Net Sales

2006	2005

*Smokeless Tobacco

Gross Margin

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	Amount	%

Gross Margin by Segment:
Smokeless Tobacco	$1,256,156	$1,289,212	$(33,056)	(2.6)
Wine	99,418	92,618	6,800	7.3
All Other Operations	29,249	26,924	2,325	8.6

Consolidated Gross Margin	$1,384,823	$1,408,754	$(23,931)	(1.7)

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

The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to the following:

•   Higher case volume for wine, which sells at lower margins than moist smokeless tobacco products; and
•   Lower net revenue realization per premium can in the Smokeless Tobacco segment.

Partially offset by:

•   Lower costs per can in the Smokeless Tobacco segment.

Restructuring Charges

The Company recognized $22 million in restructuring charges during 2006 in connection with the implementation of Project Momentum. For additional information regarding Project Momentum, refer to the Restructuring Charges within the 2007 compared with 2006 section above.

SMOKELESS TOBACCO SEGMENT

2007 compared with 2006

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	%

Net sales	$1,546,638	$1,522,686	$23,952	1.6
Restructuring charges	8,230	19,542	(11,312)	(57.9)
Antitrust litigation	137,111	2,025	135,086	-
Operating profit	715,699	805,130	(89,431)	(11.1)

Net Sales

The increase in Smokeless Tobacco segment net sales in 2007, as compared to 2006, is due to an increase in both premium and price-value net can volume for moist smokeless tobacco products, driven by the following:

•	The Company’s continued category growth efforts aimed at converting adult smokers to moist smokeless tobacco products;
•	Its promotional spending and other price-focused initiatives related to its premium brand loyalty plan and price-value efforts; and
•	The presence of an extra billing day in the fourth quarter, as compared to the prior year, as discussed below.

The impact of increased volume was partially offset by lower net revenue realized per can, which was attributable to:

•	An unfavorable shift in overall product mix, with price-value products comprising a larger percentage of total net can volume;

•	An unfavorable shift in premium product mix, with lower net can volume for straight stock premium products more than offset by an increase in net can volume for value pack and promotional premium products, the nature of which are described below in further detail; and
•	Increased sales incentives, primarily retail buydowns.

The net sales results for 2007 benefited from the presence of an extra billing day in the fourth quarter, as compared to the prior year, since December 31, 2007, the last day of the Company’s fiscal year, fell on a Monday. Since the Company’s moist smokeless tobacco products are dated for freshness, shipments of the Company’s products are scheduled so that they arrive at customer locations on Mondays, which is the point when title passes to the customer and revenue is recognized. While an extra billing day could normally be expected to represent a full extra week of moist smokeless tobacco product shipments, the shipments for the last week of 2007 were below those of a typical week since ordering patterns were adversely impacted by the holidays and there were few sales promotions during this period. Partially offsetting the benefit of the 2007 extra billing day was lower shipments to the military channel due to a supply chain disruption that affected shipments during the fourth quarter of 2007. The source of the disruption was one-time in nature and is not expected to impact volume trends going forward.

Percentage of Smokeless Tobacco Segment Net Sales by Product Category

2007	2006

* Moist smokeless tobacco products

** Includes dry snuff and tobacco seeds

Net sales results for both premium and price-value products include net can sales for standard products, which consist of straight stock and value pack products, as well as pre-pack promotional products. Prior to 2007, only premium standard products included value packs. Straight stock refers to single cans sold at wholesale list prices. Value packs, which were introduced to more effectively compete for and retain value-conscious adult consumers, are two-can packages sold year-round reflecting lower per-can wholesale list prices than wholesale list prices for straight stock single-can products. Pre-pack promotions refer to those products that are bundled and packaged in connection with a specific promotional pricing initiative for a limited period of time.

MSTP Net Can Volume

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	%

Net Can Volume (in thousands):
Premium	556,909	541,387	15,522	2.9
Price-Value	102,124	91,298	10,826	11.9

Total	659,033	632,685	26,348	4.2

Percentage of Total Moist Smokeless Tobacco Products Net Can Volume by
Category Segment

2007	2006

Overall net can volume for moist smokeless tobacco products increased 4.2 percent in 2007, as compared to 2006, with premium products, primarily Copenhagen and Skoal products, accounting for approximately 60 percent of the overall volume increase, on an absolute can basis. During the fourth quarter of 2007, overall and premium net can volume for moist smokeless tobacco products increased 7.3 percent and 5.9 percent, respectively. As previously discussed, fourth quarter and full-year results for 2007 benefited from the presence of an extra billing day, partially offset by lower shipments in the military channel as a result of a one-time supply chain disruption. Excluding the impact of these two items, underlying overall net can volume for moist smokeless tobacco products for the fourth quarter and full year of 2007 increased 2.7 percent and 3.1 percent, respectively, as compared to the corresponding prior year periods. This marked the eighth consecutive quarter of overall year-over-year net can volume growth – the fifth consecutive quarter in excess of 2 percent. Underlying premium net can volume increased 1.3 percent in the fourth quarter and 1.8 percent for the full year in 2007, as compared to the same prior year periods. This represented the sixth consecutive quarter of year-over-year premium net can volume growth and reflects the effects of:

•	Continued spending on category growth initiatives; and
•	Continued execution of the Company’s premium brand loyalty plan, which, to a varying extent, has narrowed the price gaps between premium and price-value products on a state-by-state basis.

Net can volume for price-value products includes the Red Seal and Husky brands. Both full year and fourth quarter 2007 net can volume for the Company’s mid-priced Red Seal brand reflected mid-single digit growth, as compared to the corresponding 2006 periods. These results reflect the benefit of focused promotional spending for Red Seal, with the increase in fourth quarter 2007 net can volume representing the fourth consecutive quarter of low-to-mid single digit growth. Net can volume for the Company’s deep discount Husky brand increased significantly for both the full year and fourth quarter of 2007, as compared to the same periods for 2006. The strong double-digit net can volume growth sustained by Husky throughout 2007 was mainly as a result of the Company’s efforts to expand distribution and strengthen Husky’s retail presence. Both Red Seal and Husky benefited from the 2007 introduction of value packs. It is important to note that the price-value volume growth of approximately 12 percent experienced in 2007 occurred at the same time as the approximately 3 percent growth in premium volume, reflecting the Company’s ability to compete effectively within every segment of the moist smokeless tobacco category.

The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. During the first quarter of 2007, the Company launched Skoal Citrus Blend in two forms, Long Cut and Pouches. In addition, during September 2007, the Company launched Cope, an all-new line of premium moist smokeless tobacco products that is designed to make the Company’s core brand, Copenhagen, more approachable for adult smokers. Net can sales for 2007 included approximately 90.1 million cans of new products that were launched nationally within the last three years, representing 13.7 percent of the Company’s total moist smokeless tobacco net can volume in 2007. These new products included:

• Three varieties of Skoal Long Cut*	• Copenhagen Long Cut Straight**
• Three varieties of Skoal Pouches*	• Two varieties of Husky Fine Cut
• Skoal Bandits (new and improved)**	• Various varieties of Husky Long Cut
• Three varieties of Cope Long Cut***

* Includes Citrus Blend variety, which was introduced during 2007.

** Product introduced during 2006; Copenhagen Long Cut Straight was re-branded as Cope Straight in 2007.

*** Cope was introduced in September 2007 and is available in Straight, Smooth Hickory and Whiskey Blend.

In connection with the Company’s objective to grow the moist smokeless tobacco category by building awareness and improving the social acceptability of smokeless tobacco products among adult consumers, primarily smokers, the Company’s premium portion pack products have demonstrated continued growth. Such products are designed to differentiate the Company’s premium brands from competitive products, and to provide more approachable forms and flavors for adult smokers that continue to switch to smokeless tobacco products. Net can volume for these portion pack products, which include Copenhagen Pouches and Skoal Pouches, as well as new and improved Skoal Bandits, posted double digit growth in 2007 for both the fourth quarter and full year, as compared to the corresponding prior year periods, and represented approximately 8 percent of the Company’s premium net can volume for the year.

The Company continues its limited marketing of a new product, Skoal Dry, in two lead markets, and continues to evaluate the results of this initiative. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product, also aimed at converting adult smokers, is designed to be spit-free. Over the course of the past 18 months, several similar competitive, spit-free products, referred to as “snus,” have also been introduced in select domestic markets. As all of these dry, spit-free products have substantially different attributes than traditional moist smokeless tobacco products, the volume associated with these launches has been largely incremental to the category and has had no measurable impact on the Company’s existing products within these markets.

The following provides information from the Company’s Retail Account Data Share & Volume Tracking System (“RAD-SVT”) for the 52-week period ended December 29, 2007, as provided by Management Science Associates, Inc., which measures shipments from wholesale to retail.

	Can-Volume %		Percentage Point
	Change from Prior		Increase/(Decrease)
	Year Period	%	from Prior Year
		Share	Period
Total Category Data:
Total Moist Smokeless Category	7.1%	N/A	N/A
Total Premium Segment	1.5%	55.5%*	(3.1)
Total Value Segments	15.2%	44.3%*	3.1
Company Data:
Total Moist Smokeless Category	3.3%	60.4%	(2.3)
Total Premium Segment	2.1%	90.9%	0.5
Total Value Segments	10.0%	22.2%	(1.0)

* Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.

When applying retail pricing data from ACNielsen to the 52-week period’s RAD-SVT shipment data, moist smokeless tobacco category revenues grew 5.5 percent in 2007 over the comparable 2006 period. The Company’s revenue share over that same period was 72.6 percent, down 1.8 percentage points from the corresponding 2006 period. Moist smokeless tobacco category revenue growth was below can volume growth primarily due to the comparatively faster growth of the price-value segment and the Company’s implementation of price-focused initiatives under its premium brand loyalty plan.

As reflected in such data, for the 52 weeks ended December 29, 2007, the total moist smokeless tobacco category grew 7.1 percent, which was consistent with trends seen in recent quarters and in line with the Company’s previously reported estimate of category growth of at least 6 percent for 2007. Volume for the Company’s moist smokeless tobacco products increased 3.3 percent and its share of the total category was 60.4 percent during the period. While this share reflects a decline of 2.3 percentage points from the prior year period, the rate of year-over-year share decline has improved significantly, as compared to the share loss of approximately 3.2 percentage points reported for the 52 weeks ended December 30, 2006. Volume for the Company’s premium brands grew 2.1 percent, outpacing the overall premium segment growth of 1.5 percent from the prior year period, and the Company’s 90.9 percent share of the overall premium segment increased 0.5 percentage points from the prior year period. Net can volume for the Company’s premium products increased in 36 states, representing approximately 70.3 percent of its premium net can volume, indicating the broad scale success of the Company’s premium brand loyalty plan in 2007. The Company’s value products experienced volume growth of 10 percent, which was below the overall value segment’s growth of 15.2 percent during the period, but accelerated as the year progressed in response to the Company’s price-value initiatives.

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

Cost of Products Sold

Costs of products sold in 2007 increased as compared to 2006, primarily as a result of the impact of increased net can volume for moist smokeless tobacco products.

Gross Margin

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	%

Gross Margin	$1,269,174	$1,256,156	$13,018	1.0

Gross Margin as % of Net Sales	82.1%	82.5%

Gross margin increased in 2007, as compared to 2006, primarily as a result of the increase in net sales, partially offset by the aforementioned cost of products sold variance. The gross margin, as a percentage of net sales, declined by 0.4 percentage points in 2007, as compared to 2006, as a result of these factors and a shift in product mix, which included a higher percentage of price-value, value pack and promotional products.

SA&A Expenses

SA&A expenses decreased 5 percent in 2007 to $408.1 million, compared to $429.5 million in 2006, reflecting overall improvements in cost management as a result of Project Momentum and other favorable spending, specifically:

•   Lower salaries and related costs, primarily associated with certain positions eliminated in the restructuring;
•   Lower consulting fees;
•   Lower costs associated with retail shelving systems used to promote the moist smokeless tobacco category’s products;
•   The absence of costs incurred in 2006 in connection with efforts to defeat a ballot initiative in California;
•   Decreased print advertising costs, primarily related to Skoal, as 2006 included increased advertising for the launch of new and improved Skoal Bandits;
•   Lower spending related to market research studies; and
•   A decrease in other administrative expenses.

These decreases were partially offset by:

•   Increased direct marketing expenses, one-on-one marketing costs and point-of-sale advertising expenses, the majority of which related to the Company’s category growth and premium brand-building initiatives;
•   The absence of funds received in 2006 with respect to litigation relating to the proper “other tobacco products” excise tax base;
•   Higher legal-related costs; and
•   Rent expense incurred in 2007 in connection with the Company’s new headquarters lease.

The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the years ended December 31, 2007 and 2006, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $14.7 million and $14.3 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.

Antitrust Litigation

Results for the Smokeless Tobacco segment in 2007 reflect the impact of $137.1 million in antitrust litigation charges, comprised of the following:

•   A $122.1 million charge recognized in the first quarter, representing the estimated costs to be incurred in connection with the resolution of the Company’s two most significant remaining indirect purchaser class actions. The Company believes the settlement of these actions was prudent, as it removed a major distraction from the organization and reduced uncertainties regarding legal actions. The following provides the portion of the total charge related to each action:
•   A $93.6 million pre-tax charge related to a May 2007 settlement, subject to court approval, reached in the State of California action as a result of court-ordered mediation. This charge brought the total recognized liability for the California action to $96 million, and reflects the cost of cash payments to be made to the benefit of class members, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement. The terms of the California settlement have subsequently been preliminarily approved by the court.
•   A $28.5 million charge related to a settlement, subject to court approval, reached in the State of Wisconsin action during a court-ordered mediation session that was held in April 2007. This charge reflects costs attributable to coupons, which will be distributed to consumers, and will be redeemable, over the next several years, on future purchases of the Company’s moist smokeless tobacco products. Also reflected in this charge are plaintiffs’ attorneys’ fees and other administrative costs of the settlement. The terms of the Wisconsin settlement were approved by the court in December 2007.

•   A $9 million charge recognized in the fourth quarter, representing the estimated costs to be incurred in connection with the resolution of the Massachusetts and New Hampshire indirect purchaser actions, which are two of the last remaining Conwood derivative antitrust litigation cases. This charge reflects costs attributable to coupons, which will be distributed to consumers, and will be redeemable, over the next several years, on future purchases of the Company’s moist smokeless tobacco products. Also reflected in this charge are plaintiffs’ attorneys’ fees and other administrative costs of the settlement; and
•   A charge of $2.8 million related to a ruling on a motion filed with respect to the settlement of the Kansas and New York actions seeking additional plaintiffs’ attorneys’ fees and expenses, plus interest.

In addition, the Company recorded charges of $3.2 million and $2 million in 2007 and 2006, respectively, reflecting a change in the estimated redemption rate for coupons issued in conjunction with the resolution of certain states’ indirect purchaser antitrust actions (see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21, Contingencies,” for additional details regarding the Company’s antitrust litigation).

Restructuring Charges

Smokeless Tobacco segment results for 2007 and 2006 reflect $8.2 million and $19.5 million of the restructuring charges discussed in the Consolidated Results section above.

2006 compared with 2005

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	Amount	%

Net sales	$1,522,686	$1,561,667	$(38,981)	(2.5)
Restructuring charges	19,542	-	19,542	-
Antitrust litigation	2,025	11,762	(9,737)	(82.8)
Operating profit	805,130	852,478	(47,348)	(5.6)

Net Sales

Net sales for the Smokeless Tobacco segment decreased in 2006, as compared to 2005, primarily due to the effects of the Company’s premium brand loyalty initiative, which began in the first quarter of 2006. The Company believes that costs incurred in connection with this initiative, inclusive of adjustments from its originally announced spending under the initiative, were effectively utilized to increase the focus in states that were experiencing premium volume deterioration at, and subsequent to, the plan’s inception. Overall, the costs incurred under this initiative produced the desired effect of stabilizing premium net can volume, which increased slightly by 0.1 percent in 2006, as compared to the prior year. The segment’s net sales declined despite an increase in premium, as well as overall, net can volume for moist smokeless tobacco products, as a result of lower net revenue realization per premium can, reflecting the aforementioned impact of the premium brand loyalty initiative, due to the following:

•   An unfavorable shift in product mix, with lower net can volume for straight stock premium products more than offset by an increase in net can volume for value pack premium products; and
•   Increased sales incentive costs, primarily retail buydowns.

Partially offset by:

•   Higher wholesale list selling prices.

Also contributing to the decline in net sales, despite higher overall net can volume for moist smokeless tobacco products, was a shift in product mix from premium to price-value products. This shift reflected an increase in net sales of price-value products, which accounted for 8.1 percent of total Smokeless Tobacco segment net sales in 2006, as compared to 7.4 percent in 2005.

Percentage of Smokeless Tobacco Segment Net Sales by Product Category

2006	2005

*	Moist smokeless tobacco products

**	Includes dry snuff and tobacco seeds

MSTP Net Can Volume

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	Amount	%

Net Can Volume (in thousands):
Premium	541,387	540,968	419	0.1
Price-Value	91,298	84,384	6,914	8.2

Total	632,685	625,352	7,333	1.2

Percentage of Total Moist Smokeless Tobacco Products Net Can Volume by
Category Segment

2006	2005

Overall net can volume for moist smokeless tobacco products increased 1.2 percent in 2006, as compared to prior year net can volume, driven mainly by price-value products. Net can volume for premium products increased by 0.1 percent in 2006, which was slightly ahead of the Company’s stated goal of being stable as compared to corresponding 2005 levels by the second half of 2006. During the fourth quarter of 2006, net can volume for premium products and price-value products increased 1.7 percent to 134 million cans and 7.8 percent to 23.4 million cans, respectively, as compared to the corresponding 2005 period, with an increase in overall net can volume for moist smokeless tobacco products of 2.5 percent to 157.4 million cans. The premium net can volume growth of 1.7 percent in the fourth quarter of 2006 continued to reflect a sequential improvement in premium net can volume trends, indicative of the Company’s increased focus on category growth and premium brand loyalty throughout 2006.

As previously reported, the Company estimates that approximately 3.7 million premium cans were shifted from the first quarter of 2005 to the fourth quarter of 2004 as some wholesale and retail customers increased inventories in advance of the January 1, 2005 price increase for premium products. Adjusting for this shift, premium net can volume showed sequential improvement for the four quarters following the fourth quarter of 2005, which was the quarter immediately prior to the implementation of the Company’s premium brand loyalty initiative.

Full year 2006 net can volume for Red Seal decreased slightly, as compared to the prior year, although fourth quarter 2006 net can volume stabilized as compared to the prior year, reflecting the impact of increased sales incentives. Net can volume for Husky increased for both the full year and fourth quarter of 2006, as compared to the corresponding prior year periods.

The combined portion pack business, which includes Copenhagen Pouches and Skoal Pouches, as well as Skoal Bandits, increased 20.6 percent and 20.7 percent for the full year and the fourth quarter of 2006, respectively, as compared to the corresponding prior year periods. In 2006, portion packs represented 8.5 percent of the Company’s premium net can volume.

The following provides information from RAD-SVT, as provided by Management Science Associates, Inc., for the 52-week period ending December 30, 2006. As previously indicated, Management Science Associates, Inc. periodically reviews and adjusts RAD-SVT information, in order to improve the overall accuracy of the information for comparative and analytical purposes. The information below reflects such adjustments:

			Percentage Point
	Can-Volume %		Increase/(Decrease)
	Change from Prior	%	from Prior Year
	Year Period	Share	Period

Total Category Data:
Total Moist Smokeless Category	6.3%	N/A	N/A
Total Premium Segment	(0.7)%	58.6%*	(4.1)
Total Value Segments	18.2%	41.2%*	4.1
Company Data:
Total Moist Smokeless Category	1.2%	62.6%	(3.2)
Total Premium Segment	(0.1)%	90.4%	0.5
Total Value Segments	8.9%	23.2%	(2.0)

*Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.

When applying retail pricing data from ACNielsen to the 52-week period’s RAD-SVT shipment data, moist smokeless tobacco category revenues grew 3.7 percent in 2006 over the comparable 2005 period. The Company’s revenue share over that same period was 74.4 percent, down 1.9 percentage points from the corresponding 2005 period. Moist smokeless tobacco category revenue growth was below can volume growth primarily due to the Company’s implementation of price-focused initiatives under its premium brand loyalty plan and the faster growth of the price-value segment.

During the 52-week period ended December 30, 2006, premium net can volume was growing in 28 states, representing 54.6 percent of the Company’s overall premium net can volume.

Cost of Products Sold

Cost of products sold decreased 2.2 percent in 2006, compared to 2005, as the impact of lower can costs was partially offset by overall increased net can volume for moist smokeless tobacco products. In addition, the cost of products sold comparison was favorably impacted by impairment charges, recorded in 2005, related to certain manufacturing equipment, lower charges recorded in connection with the tobacco quota buyout legislation, and lower charges for inventory obsolescence. The decreased moist smokeless tobacco can costs were primarily due to lower leaf tobacco and other costs, partially offset by higher labor and overhead.

Gross Margin

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	Amount	%

Gross Margin	$1,256,156	$1,289,212	$(33,056)	(2.6)

Gross Margin as % of Net Sales	82.5%	82.6%

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
•   Absence of the recovery of amounts due in connection with a bankrupt smokeless tobacco customer, which had a favorable impact in 2005; and
•   Absence of the gain recognized in 2005 from the sale of the Company’s corporate aircraft.

These increases were significantly offset by:

•   Lower salaries and related costs associated with certain positions eliminated in the restructuring under Project Momentum;
•   Lower costs associated with retail shelving systems used to promote the moist smokeless tobacco category’s products, as the prior year included charges related to a physical inventory of previously installed units;
•   Funds received with respect to litigation relating to the proper “other tobacco products” excise tax base;
•   Lower costs related to trade promotional materials and point-of-sale advertising;
•   The absence of $3.3 million in impairment charges recorded in 2005 for goodwill and intangible assets at F.W. Rickard Seeds, Inc.; and
•   The absence of certain tobacco settlement-related charges recognized in 2005.

For the years ended December 31, 2006 and 2005, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $14.3 million and $13.9 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products.

Antitrust Litigation

Results for the Smokeless Tobacco Segment in 2006 were favorably impacted by the absence of $11.8 million in charges related to the 2005 resolution of certain states’ indirect purchaser antitrust actions that were for amounts in excess of those previously recorded. This favorable variance was partially offset by a $2 million pre-tax charge recognized in 2006, reflecting a change in the estimated redemption rate and an administrative fee adjustment for coupons issued in connection with the resolution of certain states’ indirect purchaser antitrust actions (see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21, Contingencies,” for additional details).

Restructuring Charges

Smokeless Tobacco segment results for 2006 reflect $19.5 million of the restructuring charges discussed in the Consolidated Results section above.

WINE SEGMENT

2007 compared with 2006

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	%

Net sales	$354,001	$282,403	$71,598	25.4
Restructuring charges	-	322	(322)	-
Operating profit	59,883	44,080	15,803	35.9

Net Sales

The Wine segment reported record net sales for 2007, driven by a 17 percent increase in premium case volume, as compared to 2006. These favorable net sales results reflect the following factors:

•   Strong performance by core brands, primarily Chateau Ste. Michelle;
•   The incremental impact of the Antinori and Erath labels, which were added to the Company’s portfolio in the second half of 2006, as well as the Stag’s Leap Wine Cellars labels, which were added in September 2007;
•   Expanded distribution of the Company’s wines; and
•   Favorable third-party acclaim and product ratings in 2007, as the Company has received a total of 86 ratings of 90 and higher from various national wine publications. Three products sold by the Company, Columbia Crest Grand Estates Merlot, Antinori’s Tignanello, and Erath Estate Selection Dundee Hills Pinot Noir, were listed on Wine Spectator’s Top 100 Wines of the Year in 2007.

Case Volume

Percentage of Total Case Volume by Brand

2007	2006

*Includes Stag’s Leap Wine Cellars, which was acquired in September 2007.

Chateau Ste. Michelle and Columbia Crest, the Company’s two leading brands, accounted for 68.8 percent of the Company’s total premium case volume in 2007, as compared to 72.5 percent in 2006.

Case volume for 2007 reflected the following:

•   Double digit increases in case volume for Chateau Ste. Michelle primarily due to higher case volume for white varietals, particularly Riesling and Chardonnay, and to a lesser extent certain red varietals;
•   Mid-single digit increases in Columbia Crest case volume primarily due to higher case volume for Grand Estates red varietals. In addition, for the full year of 2007, all varietals of the Two Vines products had higher case volume, as compared to 2006, with the exception of Two Vines Chardonnay, which was lower. These increases were also partially offset by lower case volume for Grand Estates Chardonnay for both the fourth quarter and full year 2007 periods;
•   Increased case volume for the Antinori and Erath brands, which the Company added to its portfolio in the second half of 2006. Case volume for these brands accounted for 26 percent (or 4.4 percentage points) of the overall 17 percent case volume increase;
•   Increased case volume for Red Diamond and 14 Hands, two of the Company’s newer labels;
•   Case volume related to the Stag’s Leap Wine Cellars labels, which accounted for 6.7 percent (or 1.1 percentage points) of the overall 17 percent case volume increase. The Stag’s Leap Wine Cellars labels were added to the Company’s portfolio in September 2007; and
•   Lower case volume for Domaine Ste. Michelle.

Cost of Products Sold

Segment cost of products sold in 2007 increased 25 percent from 2006, which was primarily attributable to the increased case volume and the impact of higher costs per case, partially offset by lower costs associated with Antinori products.

Gross Margin

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	%

Gross Margin	$125,202	$99,418	$25,784	25.9

Gross Margin as % of Net Sales	35.4%	35.2%

The increase in gross margin in 2007, versus 2006, was due to the increase in net sales, partially offset by the increased cost of products sold. The increase in gross margin, as a percentage of net sales, was mainly due to case sales associated with the Stag’s Leap Wine Cellars and Erath labels, which generate higher gross margin than other labels produced by the Company, partially offset by the additional case costs and case sales associated with the distribution of Antinori brands, which generate a lower gross margin than varietals produced by the Company.

SA&A Expenses

SA&A expenses of $65.3 million in 2007 were 18.7 percent higher than the $55 million of such expenses recognized in 2006, reflecting the following:

•   Higher salaries and related costs, due to the continued expansion of the sales force, in alignment with the Company’s broadening distribution of its wines, as well as from the addition of Stag’s Leap Wine Cellars employees in September 2007;
•   Increased media advertising expense related to magazine advertisements;
•   Higher marketing costs, primarily related to updated product catalogs and sales literature, as well as the redesign of certain shipping and packaging materials;
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

These increases were partially offset by:

•   The favorable impact of a state business and occupation tax refund in 2007, which reduced SA&A expenses by approximately $4 million.

2006 compared with 2005

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	Amount	%

Net sales	$282,403	$248,342	$34,061	13.7
Restructuring charges	322	-	322	-
Operating profit	44,080	37,764	6,316	16.7

Net Sales

The Wine segment reported a 13.7 percent increase in net sales for the year ended December 31, 2006, driven by an 11.4 percent increase in premium case volume, as compared to 2005. The increase in case volume was attributable to the following factors:

•   Favorable third-party acclaim and product ratings, reflecting some of the highest scores ever received by the Company, including 50 wines scoring ratings of 90 or higher and two wines on the Wine Spectator Top 100 Wines of 2006;
•   The broadening of the distribution of the Company’s wines as a direct result of the Company’s continued efforts to increase distribution through the expansion of its sales force;
•   The addition of the Antinori and Erath brands in 2006, which the Company began selling in the third quarter; and
•   New product introductions, which included expansion of Chateau Ste. Michelle’s Indian Wells product category, the addition of Orphelin, which is a blended red wine from Chateau Ste. Michelle, and the introduction of Columbia Crest 1.5 liter varietals.

Case Volume

Percentage of Total Case Volume by Brand

2006	2005

Chateau Ste. Michelle and Columbia Crest accounted for 72.5 percent of total premium case volume in 2006, as compared to 75.3 percent in 2005.

Case volume for 2006 reflected the following:

•   Increases in Chateau Ste. Michelle case volume primarily due to higher case volume for white wine varietals, as well as the introduction of Indian Wells products;

•   Increases in Columbia Crest case volume primarily due to increased case volume for the red varietals of the Two Vines products and Grand Estates Cabernet. Overall case volume for Grand Estates Merlot was lower than the prior year, as 2005 reflected strong case volume that resulted from third-party acclaim, which was not repeated in 2006 for the 2002 vintage. However, case volume for Grand Estates Merlot improved in the second half of 2006 primarily due to the introduction of the 2003 vintage, which also received favorable ratings;
•   Incremental case volume provided by the Antinori and Erath brands, which the Company added to its portfolio in the second half of 2006. Case volume for these brands accounted for approximately 3.8 percentage points of the overall 11.4 percent case volume increase;
•   Increased case volume for Red Diamond and 14 Hands; and
•   Increased case volume for Domaine Ste. Michelle.

Cost of Products Sold

Segment cost of products sold in 2006 increased 17.5 percent from 2005, which was primarily attributable to the costs associated with Antinori products, as well as overall increased case volume and the impact of higher costs per case.

Gross Margin

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	Amount	%

Gross Margin	$99,418	$92,618	$6,800	7.3

Gross Margin as % of Net Sales	35.2%	37.3%

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
•   Increased direct and indirect selling and advertising expenses related to costs for marketing and point-of-sale advertising for the Chateau Ste. Michelle, Columbia Crest and Red Diamond brands; and
•   Higher administrative spending, primarily professional fees and share-based compensation expense.

These increases were mainly offset by:

•   The positive impact of income from the Company’s Col Solare joint venture;
•   The favorable impact of a cooperative arrangement for advertising and promotional expenses related to the Company’s distribution of Antinori wines; and
•   A $2.5 million pre-tax gain recognized in the first quarter of 2006 in connection with the sale of winery property located in California.

ALL OTHER OPERATIONS

2007 compared with 2006

	Year Ended December 31,		Increase/(Decrease)
	2007	2006	Amount	%

Net sales	$50,140	$45,822	$4,318	9.4
Restructuring charges	838	151	687	-
Operating profit	17,860	15,952	1,908	12.0

The increase in net sales for All Other Operations in 2007, as compared to 2006, was mainly due to the favorable impact of foreign exchange rates, as well as higher net can volume for moist smokeless tobacco products sold by the Company’s international operations in Canada, partially offset by a decline in net can volume in the Company’s other international markets. Foreign exchange rates had an unfavorable impact on costs of products sold in 2007, as compared to the prior year. The gross margin percentage decreased to 63.5 percent in 2007, from 63.8 percent in 2006, primarily due to higher costs per can. Operating profit for All Other Operations represented 35.6 percent of net sales in 2007, as compared to 34.8 percent in 2006. SA&A expenses were relatively flat year-over-year, as savings realized as a result of actions taken in connection with Project Momentum were offset by higher spending related to adult consumer programs. Operating profit reflected restructuring charges of $0.8 million and $0.2 million incurred in connection with Project Momentum in 2007 and 2006, respectively, which negatively impacted the respective operating margin percentages by 1.7 percentage points and 0.3 percentage points.

2006 compared with 2005

	Year Ended December 31,		Increase/(Decrease)
	2006	2005	Amount	%

Net sales	$45,822	$41,876	$3,946	9.4
Restructuring charges	151	-	151	-
Operating profit	15,952	14,338	1,614	11.3

Net sales and operating profit for All Other Operations increased in 2006, as compared to 2005, primarily due to higher can volume for moist smokeless tobacco products sold by the Company’s international operations in Canada, partially offset by the impact of a decline in can volume for moist smokeless tobacco products in the Company’s other international markets. In addition, the increase for both measures also included the impact of favorable foreign exchange rates. Gross margin, as a percentage of net sales, decreased slightly in 2006 to 63.8 percent, from 64.3 percent in 2005, primarily due to increased costs per can.

UNALLOCATED CORPORATE

2007 compared with 2006

Administrative Expenses

Unallocated corporate administrative expenses increased 48.1 percent in 2007 to $44.9 million, as compared to $30.4 million in 2006, reflecting the following:

•   Charges of $6 million associated with a change in executive management, which accounted for 19.9 percentage points of the overall increase;
•   The amortization of imputed rent for the below-market short-term headquarters lease, which accounted for 22.2 percentage points of the overall increase;
•   Higher professional fees; and
•   Higher legal expenses.

Restructuring Charges

Unallocated restructuring charges incurred in connection with Project Momentum amounted to $1.7 million and $2 million in 2007 and 2006, respectively. The unallocated restructuring charges consisted of one-time termination benefit charges and professional fees directly related to the implementation of Project Momentum. In addition, the restructuring charges recognized during 2007 also included asset impairment charges and applicable costs incurred in connection with the relocation of the Company’s headquarters, which was completed in September.

Interest Expense

Net interest expense decreased $1.2 million, or 2.8 percent, in 2007, as compared to the prior year, primarily as a result of higher income from cash equivalent and short-term investments due to higher average levels of investments and higher interest rates, partially offset by higher levels of debt outstanding during 2007 due to borrowings under the Company’s revolving credit facility.

Income Tax Expense

The Company recorded income tax expense on earnings from continuing operations of $292.8 million in 2007 compared to $291.1 million in 2006. Income tax expense in 2007 and 2006 reflects the favorable impact of the net reversal of income tax accruals of $1.3 million and $4.7 million, net of federal income tax benefit, respectively, which resulted from changes in facts and circumstances, including the settlement of various income tax audits by the Internal Revenue Service (“IRS”) and other taxing authorities and lapses of statutes of limitation. Income tax expense in 2007 also reflects the impact of antitrust litigation charges, as well as the gain recognized in connection with the sale of the Company’s former corporate headquarters building. The Company’s effective tax rate on earnings from continuing operations was 36 percent in 2007, compared to 36.7 percent in 2006. The decrease in the effective tax rate was primarily due to the scheduled statutory increase in 2007 for the deduction available for qualified domestic production activities.

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

Restructuring Charges

Unallocated restructuring charges incurred in connection with Project Momentum amounted to $2 million in 2006. The unallocated restructuring charges consisted of one-time termination benefit charges, as well as other professional fees directly related to this initiative.

Interest Expense

Net interest expense decreased $8.8 million, or 17.4 percent, in 2006, as compared to the prior year, primarily as a result of lower levels of debt outstanding during 2006 due to the $300 million repayment of senior notes which matured in March 2005. The decrease in net interest expense was also attributable to higher income from cash equivalent and short-term investments due to higher interest rates, partially offset by lower average levels of investments.

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

OUTLOOK

SMOKELESS TOBACCO SEGMENT

Category Growth

The Company remains committed to its category growth initiatives, which continue to be successful as demonstrated by a sustained strong growth rate through the end of 2007 of 7.1 percent, as reported in the most recent 52-week RAD-SVT period. According to data from ACNielsen, moist smokeless tobacco continues to be one of the fastest growing established consumer packaged goods categories at retail. In addition, consumer research indicates in 2006, the number of new adult consumers entering the moist smokeless tobacco category continued to increase, bringing the total adult consumer base to over 6 million from 4.7 million in 2001, a majority of which entered in the premium segment. In light of the success of the Company’s category growth initiatives achieved to date, as well as its commitment to sustain these activities on a going forward basis, the Company expects the category to continue to grow in the range of 5 to 6 percent in 2008, driven by an expanding adult consumer base. As in the past, the Company will continue to utilize its direct mail and one-on-one marketing programs to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to adult smokers, as well as product innovation, all of which the Company believes have contributed to category growth in the last few years.

Competing Effectively

The Company is beginning 2008 with an increased focus on brand building, and plans to continue to selectively increase spending behind its loyalty initiatives, with a goal of accelerating profitable moist smokeless tobacco net can volume growth for both premium and price-value products. The Company expects its category share loss to continue to moderate during 2008, which, when coupled with anticipated category growth rates, should deliver underlying premium volume growth of about 2 percent in the coming year. In addition, the Company expects continued double-digit growth for its price-value products, as it sustains modest growth on Red Seal and continues to build distribution and increase the retail presence of Husky. Overall, during 2008, the Company expects its total underlying net can volume growth rate to continue to improve, with an expected growth rate in the range of 4 to 5 percent, as it makes progress towards its goal of growing as fast as the total moist smokeless tobacco category.

State Excise Taxes

The Company intends to continue its efforts to promote tax equity in all of the states that currently impose excise taxes on smokeless tobacco products expressed as a percentage of the wholesale price (“ad valorem”) rather than on the basis of weight. In October 2007, the State of Wisconsin passed legislation to convert to a tax based on weight beginning in 2008. Wisconsin was the third state to approve conversion to a weight-based tax during 2007, bringing the total number of tax equity states to 13, along with the federal government. The Company believes that ad valorem excise taxes on smokeless tobacco products artificially drive consumer behavior and create market distortions by providing a tax preference for lower priced products. Weight-based excise taxes or specific taxes on smokeless tobacco products would, in the

Company’s opinion, allow products to compete fairly in the marketplace on the basis of price and product attributes, not the relative tax burden. The Company believes its support of weight-based state excise taxes on smokeless tobacco products is in the best interest of the Company, its wholesaler customers, retailers, adult consumers of the Company’s moist smokeless tobacco products and the state governments.

Project Momentum Cost Savings Initiative

During 2007, the first full year of Project Momentum’s implementation, operating results reflected the positive contribution realized from this initiative. The Company realized approximately $73 million in Project Momentum related annual cost savings in 2007, bringing the cumulative total annual savings under the program to approximately $88 million. Given the progress achieved to date, the Company remains confident that it will realize its $150 million in targeted annual savings within the planned three-year period. These cost savings are expected to create additional resources for the Company’s growth, as well as additional flexibility in the increasingly competitive smokeless tobacco category. The total targeted savings of at least $150 million a year does not include the impact of the sale of the Company’s corporate headquarters building in the first quarter of 2007, which generated a pre-tax gain of approximately $105 million, and net cash proceeds of approximately $85 million. In addition, the cultural change that has occurred as a result of Project Momentum has ingrained a focus on efficiency and productivity that the Company expects to continue well beyond the initiative’s three-year period.

Antitrust Litigation

As noted in the discussion of results of operations, the Company recognized charges of $137.1 million during 2007, related to the estimated costs to resolve certain states’ antitrust actions. The vast majority of the charges related to the California and Wisconsin settlements, which resolved what the Company believed were its two most significant remaining indirect purchaser antitrust cases. The Company believes that the settlement of these actions was prudent, as it removed a major distraction from the organization and reduced uncertainties regarding legal actions and allows management to focus on growing the business going forward (see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21, Contingencies,” for additional details).

WINE SEGMENT

The Wine segment enters 2008 coming off another year of record performance for both net sales and operating profit during 2007. The Wine segment forecasts continued strong growth for both net sales and operating profit in 2008. Favorable acclaim received for products in 2007 are expected to benefit net sales into 2008. In addition, revenues and operating profit are expected to be favorably impacted from the acquisition of the Stag’s Leap Wine Cellars labels, which the Company began selling late in the third quarter of 2007.

CONSOLIDATED

The Company’s previously communicated 2008 estimate of diluted earnings per share with a range of $3.60 to $3.70, and a target of $3.65, remains unchanged. This guidance does not include the impact of any additional restructuring charges associated with Project Momentum, as management is not currently able to make a determination of the estimated amount, or range of amounts, of such charges to be incurred during the year. During the first half of 2008, the Company will provide an update to its full-year 2008 estimate of diluted earnings per share, reflecting the impact of any additional restructuring charges under Project Momentum related to actions that are finalized and committed to by the Company, if any. Over the long-term, the Company’s goal is to provide an average annual total shareholder return of 10 percent, including diluted earnings per share growth and a strong dividend.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share amounts or where otherwise noted)

SUMMARY

	2007	2006	2005

Cash and cash equivalents	$73,697	$254,393	$202,025
Short-term investments	-	20,000	10,000
Working capital	446,100	698,033	630,776
Total debt	1,090,000	840,000	840,000

Historically, the Company has relied upon cash flows from operations supplemented by debt issuance and credit facility borrowings, as needed from time to time, to finance its working capital requirements, the payment of dividends, stock repurchases and capital expenditures. The Company’s cash equivalent investments are generally liquid, short-term investment grade securities.

The Company did not hold any short-term investments at December 31, 2007. Short-term investments at December 31, 2006 and 2005 were comprised of auction-rate securities (“ARS”), which are long-term variable (floating) rate bonds that are tied to short-term interest rates. The stated maturities for these securities are generally 20 to 30 years, but their floating interest rates are reset at seven, 28 or 35-day intervals via a Dutch Auction process. When investing in ARS, it is not the Company’s intention to hold such securities until the stated maturities. Given the fact that ARS are floating rate investments, they are typically traded at par value, with interest paid at each auction.

CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

Net cash provided by (used in):
Operating activities	$571,638	$596,856	$560,699
Investing activities	(93,323)	(55,063)	(17,005)
Financing activities	(659,011)	(489,425)	(791,871)

(Decrease) increase in cash and cash equivalents	$(180,696)	$52,368	$(248,177)

Operating Activities

In 2007, 2006 and 2005, the primary source of cash from operating activities was net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. The decrease in cash provided by operating activities in 2007, as compared to 2006, was primarily related to the timing of payments related to federal income taxes and prepaid expenses and other assets, as well as timing of collection of accounts receivable.

The primary uses of cash in operating activities in 2007 were as follows:

•   Purchase of leaf tobacco of $72.3 million;
•   Grape and bulk wine purchases and grape harvest costs of $78.8 million; and
•   Payments totaling $65 million in connection with the settlements of indirect purchaser antitrust class actions in the states of California and Wisconsin.

The primary uses of cash in operating activities in 2006 were as follows:

•   Purchase of leaf tobacco of $68.5 million; and
•   Grape and bulk wine purchases and grape harvest costs of $72.5 million.

The primary uses of cash in operating activities in 2005 were as follows:

•   Purchase of leaf tobacco of $76.4 million; and
•   Grape and bulk wine purchases and grape harvest costs of $64.5 million.

Investing Activities

Net cash used in investing activities of $93.3 million in 2007 was higher than the net cash used in investing activities in 2006 primarily due to spending related to the acquisition of Stag’s Leap Wine Cellars. The increase was also attributable to a higher level of expenditures related to the purchase of property, plant and equipment, mainly related to the relocation of the Company’s corporate headquarters, purchases of manufacturing equipment for the Smokeless Tobacco segment and spending related to facilities expansion and equipment for the Wine segment. These increases were partially offset by an increase in proceeds from the disposition of fixed assets in 2007, as compared to 2006, primarily due to the sale of the Company’s former corporate headquarters building, and a net change related to short-term investments, with proceeds of $20 million from sales in 2007 versus purchases of $10 million in 2006.

The following provides details of net cash used in investing activities in 2007:

•   Acquisition of an 85 percent interest in Stag’s Leap Wine Cellars for $155.2 million;
•   Purchases of property, plant and equipment of $88.4 million; and
•   Loan of $27.1 million to Antinori, the minority interest holder, in connection with its interest in the Stag’s Leap Wine Cellars acquisition.

Reduced by:

•   Proceeds from the disposition of property, plant and equipment of $130.7 million;
•   Proceeds from the repayment of the loan made to Antinori of $27.1 million; and
•   Net proceeds from the sale of short-term investments of $20 million.

Net cash used in investing activities of $55.1 million in 2006 reflected the following:

•   Purchases of property, plant and equipment of $37 million;
•   Acquisition of the Erath winery for $10.6 million;
•   Net purchases of short-term investments of $10 million; and
•   Investment in Col Solare joint venture of $3.6 million, related to the construction of a new winery facility.

Reduced by:

•   Proceeds from the disposition of property, plant and equipment of $6.2 million.

Net cash used in investing activities of $17 million in 2005 reflected the following:

•   Purchase of property, plant and equipment of $89.9 million, including the replacement of Company aircraft.

Reduced by:

•   Net proceeds of $50 million from the sale of certain short-term investments; and
•   Proceeds from the disposition of property, plant and equipment of $22.9 million, primarily related to proceeds from the sale of the Company’s former aircraft.

Financing Activities

Net cash used in financing activities of $659 million in 2007 was higher than the net cash used in financing activities in 2006, primarily due to a $397.7 million increase in funds utilized for repurchases of common stock under the Company’s share repurchase program, reflecting the Company’s previously announced plan to increase such spending in 2007. Also contributing to the higher amount of net cash used in financing activities during 2007 was a $30.4 million reduction in the amount of proceeds from the issuance of stock related to stock option exercises, as compared to 2006. In addition, the amount of dividends paid during 2007 increased $10.8 million, as compared to 2006, as the impact of a 5.3 percent dividend increase in 2007 was partially offset by a lower level of shares outstanding as a result of repurchases of common stock under the Company’s share repurchase program. These increases were partially offset by $250 million of proceeds related to borrowings under the Company’s revolving five-year credit facility, as well as an increase in book cash overdrafts.

The following provides details of net cash used in financing activities in 2007:

•   Payments for the repurchase of Company common stock of $597.7 million;
•   Cash dividends of $378.3 million paid during the year; and
•   Repayment of $7.1 million of debt assumed in connection with the Stag’s Leap Wine Cellars acquisition.

Reduced by:

•   Proceeds from credit facility borrowings of $250 million;
•   Proceeds from the issuance of stock of $37.9 million related to stock option exercise activity;
•   Book cash overdrafts of $26.5 million; and
•   Excess tax benefits from share-based compensation of $9.8 million.

The following provides details of net cash used in financing activities in 2006:

•   Cash dividends of $367.5 million paid during the year; and
•   Payments for the repurchase of Company common stock of $200 million.

Reduced by:

•   Proceeds from the issuance of stock of $68.2 million related to stock option exercise activity; and
•   Excess tax benefits from share-based compensation of $9.9 million.

The following provides details of net cash used in financing activities in 2005:

•   Cash dividends of $361.2 million paid during the year;
•   $300 million repayment of senior notes, upon maturity, in March 2005; and
•   Payments for the repurchase of Company common stock of $200 million.

Reduced by:

•   Proceeds from the issuance of stock of $69.4 million related to stock option exercise activity.

SOURCES OF LIQUIDITY

Funds generated by operating activities, available cash and cash equivalents, and short-term investments have historically been the Company’s most significant sources of liquidity. In addition, the Company’s short-term credit agreement, revolving credit facility and its access to capital markets are used to supplement these sources for additional working capital needs, as deemed appropriate. The Company believes these sources of liquidity will continue to be sufficient to finance strategic initiatives in 2008. The Company intends to refinance any borrowings under its short-term credit agreement and a portion of its borrowings under its revolving credit facility on a long-term basis, primarily through an anticipated issuance of long-term senior notes, reflecting a change in capital structure.

The Company’s cash requirements in 2008 and beyond will be primarily for the payment of dividends, repurchase of common stock, purchases of raw material inventory, capital expenditures, repayment of borrowings and payments pursuant to antitrust litigation settlements (refer to Aggregate Contractual Obligations for details of certain future cash requirements). The Company estimates that amounts expended in 2008 for tobacco leaf purchases for moist smokeless tobacco products will be slightly higher than amounts expended in 2007, while grape and bulk wine purchases and grape harvest costs for wine products will be fairly level with amounts expended in 2007.

The Company is subject to various threatened and pending litigation and claims, as disclosed in Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21, Contingencies.” The Company believes that the ultimate outcome of such litigation and claims will not have a material adverse effect on its consolidated results or its consolidated financial position, although if plaintiffs in these actions were to prevail, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position.

Working Capital

The Company’s working capital, which is the excess of current assets over current liabilities, decreased to $446.1 million at December 31, 2007 as compared to $698 million at December 31, 2006. The working capital decrease in 2007 was mainly attributable to lower levels of cash and cash equivalents and short-term investments, as well as an increase in the antitrust litigation liability. In addition, current assets decreased as a result of the sale of the Company’s former corporate headquarters building in 2007, which was classified as assets held for sale at December 31, 2006. As a result of these changes, the ratio of current assets to current liabilities (current ratio) decreased to 2.1 to 1 from 3.3 to 1.

Short-term Credit Agreement

On December 19, 2007, the Company entered into a $200 million six-month credit agreement (the “Credit Agreement”) which provides the Company with the ability to borrow up to an aggregate amount of $200 million in as many as four separate term loans at any time prior to April 30, 2008. Borrowings under the Credit Agreement will be used for general corporate purposes, including to fund a portion of the Company’s ongoing repurchases of its common stock under its share repurchase program. In the event that the Company receives proceeds from a borrowing arrangement other than the Credit Agreement, except for proceeds received in connection with borrowings under the Company’s five-year revolving credit facility (up to the current $300 million level of capacity – see Revolving Credit Facility section below), such proceeds must first be used to repay any amounts outstanding under the Credit Agreement. The Credit Agreement includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the Credit Agreement is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is 0.05 percent per annum. In addition, on April 30, 2008, the Company will pay a fee to each lender equal to 0.075 percent of each lender’s commitment on such date, unless the Credit Agreement is terminated and any borrowings are repaid before such time. The Company did not have any borrowings under the Credit Agreement at December 31, 2007. During the first quarter of 2008, the Company borrowed funds under the Credit Agreement, with borrowings of $100 million outstanding at February 13, 2008. For additional information see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9, Borrowing Arrangements.”

Revolving Credit Facility

On June 29, 2007, the Company entered into a $300 million, five-year revolving credit facility (the “Credit Facility”) which will primarily be used for general corporate purposes, including the support of commercial paper borrowings. The Company may elect to increase its borrowing capacity under the Credit Facility to $500 million subject to certain terms. The Credit Facility replaces the Company’s previous $300 million, three-year revolving credit facility which was terminated on June 29, 2007. The Credit Facility requires the maintenance of a fixed charge coverage ratio, the payment of commitment and administrative fees and includes affirmative and negative covenants customary for facilities of this type. The commitment fee payable on the unused portion of the Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is 0.05 percent per annum. At December 31, 2007, the Company had borrowings of $250 million outstanding under the Credit Facility. For additional information see Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 9, Borrowing Arrangements.”

Credit Ratings

Rating Agency	Rating	Outlook

Moody’s	A3	Stable
Standard & Poor’s	A	Stable
Fitch	A	Negative

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

CAPITAL EXPENDITURES

Over the last three years, capital expenditures for property, plant and equipment have averaged approximately $71.8 million per year.

Major areas of capital spending from 2005 through 2007 by segment were:

Smokeless Tobacco segment:

•   Manufacturing, processing and packaging equipment;
•   Retail marketing display fixtures;
•   Computer equipment and software;
•   Leasehold improvements and furniture related to the new corporate headquarters;
•   Building improvements and renovations; and
•   Company aircraft.

Wine segment:

•   Wine barrels and storage tanks;
•   Wine making and processing equipment; and
•   Facilities expansion and renovations.

2005 – 2007 Average Capital Expenditures

As of December 31, 2007, the Company’s planned capital expenditures for 2008 are expected to be approximately $82 million, for a range of projects, including manufacturing, processing and packaging equipment for the smokeless tobacco business and barrels and storage tanks for the wine business.

DEBT

As previously noted, at December 31, 2007, the Company had borrowings of $250 million outstanding under the Credit Facility, which are classified as long-term debt, as the Company has both the intent and ability to refinance such borrowings on a long-term basis, subject to market and other conditions. The weighted-average interest rate on such borrowings was 5.44 percent.

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

SHARE REPURCHASES AND DIVIDENDS

In December 2004, the Company’s Board of Directors authorized a program under which the Company may repurchase up to 20 million shares of its outstanding common stock. The plan was approved to allow for the repurchase of additional shares, as the number of shares repurchased under a previous program were nearing the maximum authorized amount. The maximum allowable repurchase of 20 million shares under this previous program was reached during 2005, at which time the Company began repurchasing outstanding shares of its common stock under the December 2004 program. Through December 31, 2007, approximately 18.1 million shares have been repurchased at a cost of approximately $914.7 million under the December 2004 program. In December 2007, the Company’s Board of Directors authorized a new program to repurchase up to 20 million shares of the Company’s outstanding common stock. Repurchases under this new program will commence when repurchases under the existing program have been completed, which is expected to be during the first quarter of 2008.

As originally announced in April 2007, as a means to return value to shareholders, the Company utilized $100 million, consisting primarily of the after-tax proceeds received from the sale of its former corporate headquarters building, to increase its share repurchases above the originally planned level of $200 million for the year. Then, in the fourth quarter of 2007, the Company increased its share repurchases by an additional $297.7 million in an effort to improve its capital structure by leveraging its financial position. As a result of this incremental spending, total repurchases for the year amounted to 11 million shares at a cost of approximately $597.7 million. This represents a significant increase from the 4.3 million and 4.4 million shares repurchased in 2006 and 2005, respectively, at a cost of approximately $200 million each year. The Company expects to spend $300 million in 2008 to repurchase its common shares. Stock prices, market conditions and other factors will determine the actual number of shares repurchased.

During 2007, the Company paid quarterly cash dividends to stockholders of 60 cents per share, for an annual total of $2.40 per share, or an aggregate amount of $378.3 million. The dividend paid per share during 2007 represented an increase of 5.3 percent over the dividend paid in 2006. In December 2007, the Board of Directors increased the Company’s first quarter 2008 dividend to stockholders to 63 cents per share, with an indicated annual rate of $2.52 per share. This represents a 5 percent increase over the dividend paid in 2007.

During 2007, the Company returned a total of $976.1 million to stockholders through share repurchases and dividend payments. On average, over the past three years the Company has returned approximately 122 percent of cash flow from operating activities to stockholders through share repurchases and dividend payments, with the cash flow generated from operating activities being supplemented by short-term borrowings that the Company intends to refinance on a long-term basis, reflecting a change in capital structure.

AGGREGATE CONTRACTUAL OBLIGATIONS AS OF DECEMBER 31, 2007

	Payments Due by Period
		Less			More
		Than	1 to 3	3 to 5	Than
	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt (1)	$1,090,000	$-	$240,000	$850,000	$-
Interest on long-term debt (2)	286,051	70,751	115,400	99,900	-
Operating leases	105,401	11,018	18,641	11,582	64,160
Open purchase orders (3)	52,292	52,292	-	-	-
Unconditional purchase obligations (4)	490,302	151,934	145,780	99,232	93,356

	$2,024,046	$285,995	$519,821	$1,060,714	$157,516

(1) These amounts represent debt maturities, as adjusted to reflect the long-term classification of certain borrowings due in the next 12 months, as a result of the Company’s intent and ability to refinance these borrowings. For additional information, see Part II, Item 8, “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 9, Borrowing Arrangements.”

(2) These amounts include interest payments on the Company’s fixed rate obligations as well as interest related to short-term borrowings that the Company has classified as long-term. The weighted-average interest rate on short-term borrowings was 5.44% at December 31, 2007. The Company used this rate to estimate the interest payments throughout the life of the obligation. For additional information, see Management’s Discussion and Analysis, Sources of Liquidity.

(3) Amount represents contractual obligations for materials and services on order at December 31, 2007, but not yet delivered. These represent short- term obligations made in the ordinary course of business.

(4) Unconditional purchase obligations relate primarily to contractual commitments for the purchase and processing of grapes for use in the production of wine. Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. In the table above, unconditional purchase obligations of less than one year include $78.3 million for the purchase of leaf tobacco used in the production of moist smokeless tobacco products. The majority of the contractual obligations to purchase leaf tobacco are expected to be fulfilled by the end of 2008.

In connection with the settlement agreement the Company entered into to resolve the California indirect purchaser antitrust class action, a payment of $48 million was made in October 2007 representing the first of two equal installments to be paid with respect to the total settlement amount of $96 million. The second installment related to this agreement, totaling $48 million, was paid on January 11, 2008. See Note 21, Contingencies,” for additional details regarding the Company’s antitrust litigation.

In addition to the obligations presented in the table above, as of December 31, 2007, the Company believes that it is reasonably possible that within the next 12 months payments of up to $10.4 million may be made to various tax authorities related to FIN 48 unrecognized tax benefits and interest. The Company cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond 12 months.

OFF-BALANCE SHEET ARRANGEMENTS

In connection with the acquisition of Stag’s Leap Wine Cellars and the related formation of one of the Company’s consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), the Company provided a put right to Antinori, the non-controlling interest partner (“minority put arrangement”). The minority put arrangement provides Antinori with the right to require the Company to purchase its 15 percent ownership interest in Michelle-Antinori at a price based on a fixed multiple of Stag’s Leap Wine Cellars’ earnings before income taxes, depreciation, amortization and other non-cash items. The minority put arrangement becomes exercisable beginning on the third anniversary of the Stag’s Leap Wine Cellars acquisition (September 11, 2010). The Company accounts for the minority put arrangement as mandatorily redeemable securities under

Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force Abstract Topic No. D-98, Classification and Measurement of Redeemable Securities, as redemption is outside of the control of the Company. Under this accounting model, to the extent the value of the minority put arrangement is greater than the minority interest reflected on the balance sheet (“traditional minority interest”), the Company recognizes the difference as an increase to the value of the minority interest, with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation. The Company also reflects any decreases to the amount in a similar manner, with the floor in all cases being the traditionally calculated minority interest balance as of that date. The Company values the put arrangement by estimating its redemption value as if the redemption date were the end of the current reporting period, using the most recent 12-month trailing earnings before income taxes, depreciation, amortization and other non-cash items. As of December 31, 2007, the value of the minority put arrangement did not exceed the traditional minority interest balance. Therefore, no adjustment was recognized in the Consolidated Statement of Financial Position or in the calculation of earnings per share.

The Company does not have any other off-balance sheet arrangements that are material to its results of operations or financial condition.

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

Pension Plans

Amounts recognized in the financial statements for the Company’s noncontributory defined benefit pension plans are determined using actuarial valuations. Inherent in these valuations are key assumptions, including those for the expected long-term rate of return on plan assets and the discount rate used in calculating the applicable benefit obligation. The Company evaluates these assumptions on an annual basis and considers adjustments to the applicable long-term factors based upon current market conditions, including changes in interest rates, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”). As of December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”), the provisions of which did not impact its evaluation of assumptions in accordance with SFAS No. 87. Changes in the related pension expense and benefit obligation may occur in the future as a result of changes in these assumptions.

Pension expense was approximately $29.2 million, $33.7 million and $27.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. On average, over the past three years, excluding special termination charges recognized in 2007 and 2006 in connection with an executive officer’s separation from service and Project Momentum, respectively, approximately 80 percent of pension expense was reflected in selling, advertising and administrative expenses, while the remainder was included in cost of products sold. The decrease in pension expense for 2007 was primarily the result of lower special termination benefit charges, as 2007 included $2 million of such charges, compared to $4 million in 2006, as well as savings realized as a result of actions taken in connection with Project Momentum. In addition, the impact of a 25 basis point increase in the assumed discount rate utilized to estimate pension expense for 2007, as compared to the prior year, contributed to the decline in pension expense. The Company believes the long-term rate of return of 7.5 percent is reasonable based upon the plans’ asset composition and information available at the time, along with consideration of historical trends. The Company used a discount rate of 6.25 percent to calculate its pension liabilities at December 31, 2007. This rate approximates the rate at which current pension liabilities could effectively be settled. At December 31, 2007, actuarial losses recognized in accumulated other comprehensive income, including those associated with pension plan asset performance, were approximately $68.7 million. These losses will be amortized over the applicable remaining service period for each of the respective plans, ranging from 8 to 12 years.

During 2007, the Company made contributions of $7.5 million to its non-qualified pension plans. The Company did not make any discretionary contributions to its qualified pension plans in 2007. The Company expects to contribute $7.7 million to these non-qualified pension plans in 2008. The impact of a higher discount rate is expected to result in lower pension expense for 2008. The following provides a sensitivity analysis, which demonstrates the effects that adverse changes in actuarial assumptions would have had on 2007 pension expense: A 50 basis point decrease in the expected long-term rate of return on plan assets would increase pension expense by approximately $1.6 million, while the same basis point decrease in the discount rate would result in an increase of approximately $4.3 million.

Other Postretirement Benefit Plans

The Company maintains a number of other postretirement welfare benefit plans which provide certain medical and life insurance benefits to substantially all full-time employees who have completed specified age and service requirements upon retirement. Amounts recognized in the financial statements in connection with these other postretirement benefit plans are determined utilizing actuarial valuations. Expense related to these plans was approximately $4.5 million for the year ended December 31, 2007 and approximately $9 million for each of the years ended December 31, 2006 and 2005. The decrease in expense related to these plans in 2007 was mainly due to the absence of a net amount of $2.8 million of curtailment and special termination benefit charges recognized in 2006 as a result of actions taken in connection with Project Momentum. In addition, the decrease was also attributable to the impact of a 25 basis point increase in the assumed discount rate utilized to estimate the 2007 expense for the Company’s other postretirement benefit plans, as compared to the discount rate utilized to estimate expense in the prior year. The key assumptions inherent in these valuations include health care cost trend rates and the discount rate used in calculating the applicable postretirement benefit obligation, each of which are evaluated by the Company on an annual basis, in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Future changes in the related postretirement benefit expense may be impacted by changes in these assumptions. The Company’s aforementioned 2006 adoption of SFAS No. 158 did not impact its evaluation of assumptions in accordance with SFAS No. 106. The Company used a discount rate of 6 percent to calculate its postretirement benefit obligation at December 31, 2007, which approximates the rate at which current postretirement benefit liabilities could effectively be settled. The health care cost trend increase used in calculating the postretirement benefit obligation at December 31, 2007 is assumed to be 9 percent in 2008 and is expected to decrease gradually to 5 percent by 2016 and remain level thereafter. The following provides a sensitivity analysis demonstrating the impact that a 100 basis point increase or decrease in the assumed health care cost trend rate would have on both the postretirement benefit obligation and the related expense: A 100 basis point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation and related expense by approximately $5.2 million and $0.5 million, respectively. A 100 basis point decrease in the assumed health care cost trend rate would decrease the accumulated postretirement benefit obligation and related expense by approximately $4.6 million and $0.4 million, respectively.

Sales Returns

The Company’s primary business, which is the manufacture and sale of moist smokeless tobacco, sells products with dates relative to freshness. It is the Company’s policy to accept authorized sales returns from its customers for products that have exceeded such dates. The Company’s assumptions regarding sales return accruals are based on historical experience, current sales trends and other factors, and there has not been a significant fluctuation between assumptions and actual return activity on a historical basis. Actual sales returns represented approximately 6 percent, 6.3 percent and 5.6 percent of annual moist smokeless tobacco can gross sales for the years ended December 31, 2007, 2006 and 2005, respectively. Returned goods as a percentage of gross sales in 2007 and 2006 were relatively level, reflecting an increase from 2005, tracing to higher levels of promotional activity associated with the implementation of the premium brand loyalty initiative, which had the impact of increasing returned goods of regular-priced moist smokeless tobacco products. Significant increases or decreases in moist smokeless tobacco can sales, promotional activities, new product introductions, product quality issues and competition could affect sales returns in the future. Accrued sales returns at December 31, 2007 and 2006 totaled $18.3 million and $17.6 million, respectively.

Contingencies

The Company is subject to various threatened and pending litigation claims and discloses those matters in which the probability of an adverse outcome is other than remote, in the notes to its consolidated financial statements. The assessment of probability with regards to the outcome of litigation matters is made with the consultation of external counsel. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could ultimately be decided against the Company. An unfavorable outcome of such actions could have a material adverse effect on the Company’s results of operations, cash flows or financial position. See Part II, Item 8, “Financial Statements and Supplementary Data – Notes to the Consolidated Financial Statements – Note 21, Contingencies,” for disclosure of the Company’s assessment related to pending litigation matters.

Income Taxes

The Company’s income tax provision takes into consideration pre-tax income, statutory tax rates and the Company’s tax profile in the various jurisdictions in which it operates. The tax bases of the Company’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining the Company’s effective tax rate and in evaluating its tax positions. Notwithstanding the fact that all of the Company’s tax filing positions are supported by the requisite tax and legal authority, the Company recognizes tax benefits in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which it adopted as of January 1, 2007. Prior to the Company’s adoption of FIN 48, accruals for uncertain income tax positions were established in accordance with SFAS No. 5, Accounting for Contingencies. At December 31, 2007, the total liability for unrecognized tax benefits was $39.2 million.

The Internal Revenue Service and other tax authorities audit the Company’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which the Company has established an accrual is audited and ultimately resolved. With few exceptions, the Company is no longer subject to federal, state and local or foreign income tax examinations by tax authorities for years before 2004. While it is often difficult to predict the timing of tax audits and their final outcome, the Company believes that its accruals reflect the probable outcome of known tax contingencies. However, the final resolution of any such tax audits could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a significant impact on the results of operations in any given period.

The Company continually and regularly evaluates, assesses and adjusts its accruals for income taxes in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $39.2 million of unrecognized tax benefits as of December 31, 2007, approximately $21.2 million would impact the annual effective tax rate if such amounts were recognized. The remaining $18 million of unrecognized tax benefits at December 31, 2007 relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Based on information obtained to date, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $11.4 million within the next 12 months due to negotiated resolution payments, lapses in statutes of limitations and the resolution of various examinations in multiple state jurisdictions.

NEW ACCOUNTING STANDARDS

The Company reviews new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. As of the filing of this Form 10-K, there were no new accounting standards issued that were projected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity. Refer to Part II, Item 8, “Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2, Recent Accounting Pronouncements,” for further information regarding new accounting standards.

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
•   Ability to execute strategic actions, including acquisitions and the integration of acquired businesses;
•   Federal and state legislation, including actual and potential excise tax increases, and marketing restrictions relating to matters such as adult sampling, minimum age of purchase, self service displays and flavors;
•   Competition from other companies, including any new entrants in the marketplace;
•   Wholesaler ordering patterns;
•   Consumer preferences, including those relating to premium and price-value brands and receptiveness to new product introductions and marketing and other promotional programs;
•   The cost of tobacco leaf and other raw materials;
•   Conditions in capital markets, including the market price per share of the Company’s common stock and its impact on the number of shares repurchased; and
•   Other factors described in the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K to the Securities and Exchange Commission (“SEC”).

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

At December 31, 2007 and 2006, the Company had $800 million in fixed rate senior notes and $40 million in floating rate senior notes outstanding. The fixed rate senior notes outstanding at December 31, 2007 and 2006 were comprised of long-term notes of $600 million and $200 million bearing interest rates of 6.625 percent and 7.25 percent, respectively. In order to hedge the interest rate risk on the $40 million floating rate senior notes, the Company entered into an interest rate swap to pay a fixed rate of interest (7.25 percent) and receive a floating rate of interest on the notional amount of $40 million. This swap fixes the interest rate on the $40 million in long-term floating rate senior notes at 7.25 percent. The fair value of the interest rate swap at December 31, 2007 and 2006 was a net liability of $1.4 million and $1.1 million, respectively, based on a dealer quote and considering current market rates. The Company has completed a sensitivity analysis of interest rate risk and the effects of hypothetical sudden changes in the applicable market conditions on this fair value, based upon 2007 year-end positions. Computations of the potential effects of the hypothetical market changes are based upon various assumptions, involving interest rate changes, keeping all other variables constant. Based upon an immediate 100 basis point increase in the applicable interest rate at December 31, 2007, the fair value of the interest rate swap would increase by approximately $0.5 million to a net liability of $0.9 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the swap by $0.5 million to a net liability of $1.9 million.

Taking into account the Company’s floating rate senior notes payable and interest rate swap outstanding at December 31, 2007, each 100 basis point increase or decrease in the applicable market rates of interest, with all other variables held constant, would not have any effect on interest expense. This is due to the full correlation of the terms of the notes with those of the swap, which results in interest rates on all of the senior notes outstanding being fixed at December 31, 2007.

The fair value of the Company’s fixed rate senior notes at December 31, 2007 and 2006 was $846.5 million and $841.4 million, respectively, reflecting the application of current interest rates offered for debt with similar terms and maturities. The fair value of these senior notes is subject to fluctuations resulting from changes in the applicable market interest rates. As an indication of these notes’ sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rates at December 31, 2007, the fair value of the Company’s fixed rate senior notes would decrease by approximately $27.1 million. Conversely, a 100 basis point decrease in that rate would increase the fair value of these notes by $28.4 million.

The Company has hedged the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 via a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The Company expects that the forward starting swap will be perfectly effective in offsetting the variability in the forecasted interest rate payments, as the critical terms of the forward starting swap exactly match the critical terms of the expected debt issuance. This forward starting swap has the effect of fixing the base interest rate on $100 million of principal in an anticipated debt issuance in 2009. The fair value of the forward starting interest rate swap at December 31, 2007 and 2006 was a net liability of $6.1 million and $3.1 million, respectively, based on a dealer quote and considering current market rates. As an indication of the forward starting swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at December 31, 2007, the fair value of the forward starting swap would increase by approximately $7.4 million to a net asset of $1.3 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of these notes by $8.5 million to a net liability of $14.6 million.

These hypothetical changes and assumptions may be different from what actually takes place in the future, and the computations do not take into account management’s possible actions if such changes actually occurred over time. Considering these limitations, actual effects on future earnings could differ from those calculated above.

Foreign Currency Risk

The Company occasionally enters into foreign currency forward contracts, designated as cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with forecasted transactions to purchase oak barrels for its wine operations and firm commitments to purchase certain equipment for its tobacco operations. There were no foreign currency forward contracts outstanding at December 31, 2007.

Concentration of Credit Risk

The Company routinely invests portions of its cash in short-term instruments deemed to be cash equivalents. It is the Company’s policy to ensure that these instruments are comprised of only investment grade securities (as determined by a third-party rating agency) which mature in three months or less. These factors, along with continual monitoring of the credit status of the issuer companies and securities, reduce the Company’s exposure to investment risk associated with these securities. At December 31, 2007, the Company had approximately $57.4 million invested in these instruments.

Short-term investments at December 31, 2006 of $20 million were comprised of auction rate securities (“ARS”), which are long-term variable (floating) rate bonds that are tied to short-term interest rates. The stated maturities for these securities are generally 20 to 30 years, but their floating interest rates are reset at seven, 28 or 35-day intervals via a Dutch Auction process. Given the fact that ARS are floating rate investments, they are typically traded at par value, with interest paid at each auction. There were no short-term investments at December 31, 2007.

Commodity Price Risk

The Company has entered into unconditional purchase obligations in the form of contractual commitments to purchase leaf tobacco for use in manufacturing smokeless tobacco products and grapes and bulk wine for use in producing wine. See Aggregate Contractual Obligations in Item 7 for additional details.

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

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report included in Part II, “Item 8 – Financial Statements and Supplementary Data.”

UST Inc.

Stamford, Connecticut
February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UST Inc.:

We have audited the accompanying consolidated statement of financial position of UST Inc. (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed on Schedule II in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UST Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” Also, as discussed in Notes 1 and 14 to the consolidated financial statements, the Company adopted the provisions of the FASB’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UST Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Stamford, Connecticut
February 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UST Inc.:

We have audited UST Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UST Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, UST Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of UST Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in stockholders’ (deficit) equity for each of the three years in the period ended December 31, 2007 of UST Inc. and our report dated February 21, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Stamford, Connecticut
February 21, 2008

UST INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31
	2007	2006	2005

Net sales	$1,950,779	$1,850,911	$1,851,885

Costs and expenses:
Cost of products sold	466,967	412,971	392,670
Excise taxes	57,608	53,117	50,461
Selling, advertising and administrative	529,795	525,990	518,797
Restructuring charges	10,804	21,997	-
Antitrust litigation	137,111	2,025	11,762

Total costs and expenses	1,202,285	1,016,100	973,690
Gain on sale of corporate headquarters	105,143	-	-

Operating income	853,637	834,811	878,195
Interest, net	40,600	41,785	50,578

Earnings from continuing operations before income taxes	813,037	793,026	827,617
Income tax expense	292,764	291,060	293,349

Earnings from continuing operations	520,273	501,966	534,268
Income from discontinued operations, including income tax effect	-	3,890	-

Net earnings	$520,273	$505,856	$534,268

Net earnings per basic share:
Earnings from continuing operations	$3.30	$3.13	$3.26
Income from discontinued operations	-	0.02	-

Net earnings per basic share:	$3.30	$3.15	$3.26

Net earnings per diluted share:
Earnings from continuing operations	$3.27	$3.10	$3.23
Income from discontinued operations	-	0.02	-

Net earnings per diluted share:	$3.27	$3.12	$3.23

Dividends per share	$2.40	$2.28	$2.20
Average number of shares:
Basic	157,854	160,772	163,949
Diluted	159,295	162,280	165,497

The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(In thousands)

	December 31
	2007	2006

Assets:
Current assets:
Cash and cash equivalents	$73,697	$254,393
Short-term investments	-	20,000
Accounts receivable	60,318	52,501
Inventories	646,563	601,258
Deferred income taxes	26,737	11,370
Income taxes receivable	8,663	-
Assets held for sale	-	31,452
Prepaid expenses and other current assets	30,296	27,136

Total current assets	846,274	998,110
Property, plant and equipment, net	505,101	389,810
Deferred income taxes	35,972	26,239
Goodwill	28,304	6,547
Intangible assets, net	56,221	4,723
Other assets	15,206	14,919

Total assets	$1,487,078	$1,440,348

Liabilities and stockholders’ (deficit) equity:
Current liabilities:
Accounts payable and accrued expenses	$324,814	$268,254
Income taxes payable	-	18,896
Litigation liability	75,360	12,927

Total current liabilities	400,174	300,077
Long-term debt	1,090,000	840,000
Postretirement benefits other than pensions	81,668	86,413
Pensions	150,318	142,424
Income taxes payable	38,510	-
Other liabilities	18,610	5,608

Total liabilities	1,779,280	1,374,522
Contingencies (see Note 21)
Minority interest and put arrangement	28,000	-
Stockholders’ (deficit) equity:
Capital stock(1)	105,635	104,956
Additional paid-in capital	1,096,923	1,036,237
Retained earnings	773,829	635,272
Accumulated other comprehensive loss	(45,083)	(56,871)

	1,931,304	1,719,594
Less treasury stock(2)	2,251,506	1,653,768

Total stockholders’ (deficit) equity	(320,202)	65,826

Total liabilities and stockholders’ (deficit) equity	$1,487,078	$1,440,348

(1) Common Stock par value $.50 per share: Authorized – 600 million shares; Issued – 211,269,622 shares in 2007 and 209,912,510 shares in 2006. Preferred Stock par value $.10 per share: Authorized – 10 million shares; Issued – None.

(2) 60,332,966 shares and 49,319,673 shares of treasury stock at December 31, 2007 and December 31, 2006, respectively.

The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31
	2007	2006	2005

Operating Activities:
Net earnings	$520,273	$505,856	$534,268
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,622	45,839	46,438
Share-based compensation expense	11,784	10,403	5,976
Excess tax benefits from share-based compensation	(9,756)	(9,863)	-
Goodwill and intangible impairment	-	-	3,313
Gain on sale of corporate headquarters	(105,143)	-	-
Loss (gain) on disposition of property, plant and equipment	576	(327)	8,911
Amortization of imputed rent on corporate headquarters	6,740	-	-
Deferred income taxes	(16,146)	(16,922)	19,167
Changes in operating assets and liabilities:
Accounts receivable	(2,153)	1,685	(12,724)
Inventories	(5,517)	(15,780)	(16,247)
Prepaid expenses and other assets	(2,975)	14,703	16,255
Accounts payable, accrued expenses, pensions and other liabilities	60,255	40,541	6,757
Income taxes	4,645	22,945	(39,977)
Litigation liability	62,433	(2,224)	(11,438)

Net cash provided by operating activities	571,638	596,856	560,699

Investing Activities:
Short-term investments, net	20,000	(10,000)	50,000
Purchases of property, plant and equipment	(88,426)	(37,044)	(89,947)
Proceeds from dispositions of property, plant and equipment	130,725	6,179	22,942
Acquisition of business	(155,197)	(10,578)	-
Loan to minority interest holder	(27,096)	-	-
Repayment of loan by minority interest holder	27,096	-	-
Investment in joint venture	(425)	(3,620)	-

Net cash used in investing activities	(93,323)	(55,063)	(17,005)

Financing Activities:
Repayment of debt	(7,095)	-	(300,000)
Proceeds from revolving credit facility borrowings	250,000	-	-
Change in book cash overdraft	26,536	-	-
Excess tax benefits from share-based compensation	9,756	9,863	-
Proceeds from the issuance of stock	37,855	68,214	69,375
Dividends paid	(378,325)	(367,499)	(361,208)
Stock repurchased	(597,738)	(200,003)	(200,038)

Net cash used in financing activities	(659,011)	(489,425)	(791,871)

(Decrease) increase in cash and cash equivalents	(180,696)	52,368	(248,177)
Cash and cash equivalents at beginning of year	254,393	202,025	450,202

Cash and cash equivalents at end of the period	$73,697	$254,393	$202,025

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$305,094	$283,618	$314,735
Interest	$57,910	$57,151	$70,351

The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	Stock	(Deficit) Equity	Income

Balance at December 31, 2004	$105,777	$885,049	$492,800	$(19,911)	$(1,454,150)	$9,565
Comprehensive income:
Net earnings	-	-	534,268	-	-	534,268	$534,268
Other comprehensive income (loss), net of tax:
Net deferred gain on cash flow hedges	-	-	-	1,400	-	1,400	1,400
Foreign currency translation adjustment	-	-	-	1,161	-	1,161	1,161
Minimum pension liability adjustment	-	-	-	(452)	-	(452)	(452)

Other comprehensive income							2,109

Comprehensive income							$536,377

Cash dividends – $2.20 per share	-	-	(361,208)	-	-	(361,208)
Exercise of stock options – 2,179,000 shares; issuance of stock and restricted stock – 199,409 shares; issuance of stock upon conversion of restricted stock units – 24,359 shares	1,202	69,779	-	-	-	70,981
Income tax benefits and decrease in receivables from exercise of stock options	-	19,421	-	-	-	19,421
Stock repurchased – 4,438,642 shares	-	-	-	-	(200,038)	(200,038)
Retirement of treasury stock – 6,337,275 shares	(3,169)	(28,783)	(168,471)	-	200,423	-

Balance at December 31, 2005	103,810	945,466	497,389	(17,802)	(1,453,765)	75,098
Comprehensive income:
Net earnings	-	-	505,856	-	-	505,856	$505,856
Other comprehensive income (loss), net of tax:
Net deferred loss on cash flow hedges	-	-	-	(1,417)	-	(1,417)	(1,417)
Foreign currency translation adjustment	-	-	-	639	-	639	639
Minimum pension liability adjustment	-	-	-	924	-	924	924

Other comprehensive income							146

Comprehensive income							$506,002

Adjustment to initially apply SFAS No. 158, net of tax	-	-	-	(39,215)	-	(39,215)
Cash dividends – $2.28 per share	-	-	(367,499)	-	-	(367,499)
Dividend equivalents on share-based awards	-	-	(474)	-	-	(474)
Exercise of stock options – 2,112,200 shares	1,056	65,670	-	-	-	66,726
Share-based compensation expense – 14,033 shares	7	10,511	-	-	-	10,518
RSU’s issued, including net impact of tax withholding – 21,322 shares	11	(598)	-	-	-	(587)
Restricted Stock, including net impact of tax withholding – 144,516 shares	72	(433)	-	-	-	(361)
Income tax benefits and decrease in receivables from exercise of stock options	-	15,621	-	-	-	15,621
Stock repurchased – 4,270,295 shares	-	-	-	-	(200,003)	(200,003)

Balance at December 31, 2006	104,956	1,036,237	635,272	(56,871)	(1,653,768)	65,826
Comprehensive income:
Net earnings	-	-	520,273	-	-	520,273	$520,273
Other comprehensive income (loss), net of tax:
Net deferred loss on cash flow hedges	-	-	-	(2,105)	-	(2,105)	(2,105)
Foreign currency translation adjustment	-	-	-	1,750	-	1,750	1,750
Defined benefit pension and other postretirement benefit plans adjustment	-	-	-	12,143	-	12,143	12,143

Other comprehensive income							11,788

Comprehensive income							$532,061

Adjustment to initially apply FIN No. 48	-	-	(2,770)	-	-	(2,770)
Cash dividends – $2.40 per share	-	-	(378,325)	-	-	(378,325)
Dividend equivalents on share-based awards	-	-	(621)	-	-	(621)
Exercise of stock options – 1,259,800 shares	630	39,084	-	-	-	39,714
Share-based compensation expense – 14,598 shares	7	11,850	-	-	-	11,857
RSU’s issued, including net impact of tax withholding – 21,454 shares	11	(994)	-	-	-	(983)
Restricted Stock, including net impact of tax withholding – 61,260 shares	31	(2,478)	-	-	-	(2,447)
Income tax benefits and decrease in receivables from exercise of stock options	-	13,224	-	-	-	13,224
Stock repurchased – 11,013,293 shares	-	-	-	-	(597,738)	(597,738)

Balance at December 31, 2007	$105,635	$1,096,923	$773,829	$(45,083)	$(2,251,506)	$(320,202)

The accompanying notes are integral to the Consolidated Financial Statements.

UST INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or where otherwise noted)

1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include amounts based on judgments and estimates made by management. Management believes that the judgments and estimates used in the preparation of the consolidated financial statements are appropriate, however, actual results may differ from these estimates. The consolidated financial statements include the accounts of the Company and all of its subsidiaries after the elimination of intercompany accounts and transactions. The Company provides for minority interests in consolidated companies in which the Company’s ownership is less than 100 percent. Certain prior year amounts have been reclassified to conform to the 2007 presentation.

The estimated fair values of amounts reported in the consolidated financial statements have been determined by using available market information or appropriate valuation methodologies. All current assets and current liabilities are carried at their fair values, which approximate market values, because of their short-term nature. The fair values of non-current assets and long-term liabilities approximate their carrying values, with the exception of the Company’s senior notes (see Note 9, “Borrowing Arrangements”) and certain long-lived assets (see Property, Plant and Equipment section below).

During 2006, the Company reversed an income-tax related contingency accrual originally recorded in connection with the June 2004 transfer of the Company’s former cigar operations to a smokeless tobacco competitor. This reversal is presented as Discontinued Operations. See Note 19, “Discontinued Operations,” for further information.

Revenue Recognition

Revenue from the sale of moist smokeless tobacco products is recognized, net of any discounts or rebates granted, when title passes, which corresponds with the arrival of such products at customer locations. Revenue from the sale of wine is recognized, net of allowances, at the time products are shipped to customers. Revenue from the sale of all other products is predominantly recognized when title passes, which occurs at the time of shipment to customers. Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The Company sells moist smokeless tobacco products with dates relative to freshness. It is the Company’s policy to accept authorized sales returns from its customers for products that have exceeded such dates. In connection with this policy, the Company records an accrual for estimated future sales returns of moist smokeless tobacco products based upon historical experience, current sales trends and other factors, in the period in which the related products are shipped.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Costs associated with the Company’s sales incentives, consisting of cash consideration offered to any purchasers of the Company’s products at any point along the distribution chain, are recorded as a reduction to “net sales” on the Consolidated Statement of Operations.

Shipping and handling costs incurred by the Company in connection with products sold are included in “cost of products sold” on the Consolidated Statement of Operations.

Cash and Cash Equivalents

Cash equivalents are amounts invested in investment grade instruments with maturities of three months or less when acquired.

Short-Term Investments

The Company did not hold any short-term investments at December 31, 2007. Short-term investments at December 31, 2006 were comprised of auction-rate securities (“ARS”), which are long-term variable (floating) rate bonds that are tied to short-term interest rates. The stated maturities for these securities are generally 20 to 30 years, but their floating interest rates are reset at seven, 28 or 35-day intervals via a Dutch Auction process. Given the fact that ARS are floating rate investments, they are typically traded at par value, with interest paid at each auction.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based on estimated salvage values, where applicable, and the estimated useful lives of the assets. Improvements are capitalized if they extend the useful lives of the related assets, while repairs and maintenance costs are expensed when incurred. The Company capitalizes interest related to capital projects that qualify for such treatment under SFAS No. 34, Capitalization of Interest Costs.

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

Income Taxes

Income taxes are provided on all revenue and expense items included in the Consolidated Statement of Operations, regardless of the period in which such items are recognized for income tax purposes, adjusted for items representing permanent differences between pre-tax accounting income and taxable income. Deferred income taxes result from the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for tax and financial reporting purposes. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

The Internal Revenue Service (“IRS”) and other tax authorities in various states and foreign jurisdictions audit the Company’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which the Company has an unrecognized tax benefit is audited and ultimately resolved. With few exceptions, the Company is no longer subject to federal, state and local or foreign income tax examinations by tax authorities for years before 2004. While it is often difficult to predict the timing of tax audits and their final outcome, the Company believes that its estimates reflect the most likely outcome of known tax contingencies. However, the final resolution of any such tax audit could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a significant impact on its results of operations in any given period.

Advertising Costs

The Company expenses the production costs of advertising in the period in which they are incurred. Advertising expenses, which include print and point-of-sale advertising and certain trade and marketing promotions, were $76.8 million in 2007, $71.2 million in 2006 and $66.7 million in 2005. At December 31, 2007 and 2006, prepaid expenses and other current assets include advertising-related materials of $1.5 million and $3.3 million, respectively.

Goodwill and Other Intangible Assets

In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests goodwill and other intangible assets with indefinite lives for impairment on an annual basis (or on an interim basis if an event occurs that might reduce the fair value of the reporting unit below its carrying value). The Company conducts testing for impairment during the fourth quarter of its fiscal year. Intangible assets that do not have indefinite lives are amortized over their respective estimated useful lives, which range from 3-20 years. See Note 7, “Goodwill and Other Intangible Assets,” for additional information.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation

The Company accounts for share-based payments in accordance with the provisions of SFAS No. 123(R), Share-based Payment, (“SFAS No. 123(R)”), which it adopted on January 1, 2006. SFAS No. 123(R) requires all share-based payments issued to acquire goods or services, including grants of employee stock options, to be recognized in the statement of operations based on their fair values, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosure required under SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), for the periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. See Note 12, “Share-Based Compensation,” for further information.

Prior to adoption of SFAS No. 123(R), the Company accounted for share-based compensation awards to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), as permitted under SFAS No. 123. Under the intrinsic value-based method, no share-based compensation expense was reflected in net earnings as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Compensation expense was recognized in net earnings during the year ended December 31, 2005, as a result of restricted stock granted to employees and non-employee directors and restricted stock units granted to employees.

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

2 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R), replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied on a prospective basis and, for the Company, would be effective for any business combination transactions with an acquisition date on or after January 1, 2009. The Company is in the process of evaluating the impact that the adoption of this pronouncement may have on its results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The key provisions of SFAS No. 160 included the following: (1) noncontrolling interests in consolidated subsidiaries shall be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (2) consolidated net income shall include amounts attributable to both the parent and the noncontrolling interest, with the amount applicable to each party clearly presented in the consolidated statement of operations, (3) fair value measures shall be used when deconsolidating a subsidiary and determining any resulting gain or loss, and (4) sufficient disclosures shall be made to clearly distinguish between the interests of the parent and the interests of the noncontrolling owners. The calculation of net earnings per share will continue to be based only on income attributable to the parent. SFAS No. 160 is to be applied on a prospective basis, except for the presentation and disclosure requirements, which are to be applied retrospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and, as such, the Company plans to adopt the provisions of this standard on January 1, 2009. The Company is in the process of evaluating the impact that the adoption of this pronouncement may have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and, as such, the Company has adopted the provisions of SFAS No. 159 as of January 1, 2008. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and, as such, the Company has adopted the provisions of SFAS No. 157 as of January 1, 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its results of operations or financial position. However, as a result of the adoption of this standard, the Company will provide enhanced disclosures regarding the use of fair value measures.

There were no other recently issued accounting pronouncements with delayed effective dates that would currently have a material impact on the consolidated financial statements of the Company.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3 – INVENTORIES

Inventories at December 31, 2007 and 2006 were as follows:

	December 31
	2007	2006

Leaf tobacco	$202,137	$201,035
Products in process*	258,814	233,741
Finished goods*	163,247	145,820
Other materials and supplies*	22,365	20,662

	$646,563	$601,258

* Amounts reported reflect inventory applicable to the Company’s operating segments, primarily Wine and Smokeless Tobacco.

At December 31, 2007 and 2006, $218.7 million and $221.4 million, respectively, of leaf tobacco inventories were valued using the LIFO method. The average costs of these inventories were greater than the amounts at which these inventories were carried in the Consolidated Statement of Financial Position by $73.7 million and $73.4 million, respectively. The reduction in LIFO leaf tobacco inventories during 2007 resulted in a liquidation of LIFO inventory layers, the effect of which was not material to the Company’s results of operations. At December 31, 2007 and 2006, leaf tobacco of $57.1 million and $53 million, respectively, was valued using the average cost method, reflecting the cost of those leaf tobacco purchases made subsequent to the previous crop year end.

4 – ASSETS HELD FOR SALE

At December 31, 2007, the Company had no assets classified as held for sale, as the properties held for sale at December 31, 2006 were either sold or reclassified back into property, plant and equipment during the twelve months ended December 31, 2007.

In September 2007, $1.8 million relating to the Company’s corporate conference center located in Watch Hill, Rhode Island was reclassified to “property, plant and equipment, net” as the Company was not able to sell the property within the twelve-month period allowed under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A cumulative retroactive depreciation adjustment upon reclassification was not required, as the carrying value of the property was equal to its estimated salvage value at the time of initial classification within “assets held for sale.” Prior to this reclassification, the property was included within “assets held for sale” on the December 31, 2006 Consolidated Statement of Financial Position.

In March 2007, the Company finalized the sale of its corporate headquarters for cash proceeds of $130 million, as well as a below-market, short-term lease with an imputed fair market value of approximately $6.7 million. This sale resulted in a pre-tax gain of approximately $105 million, which is reported on the “gain on sale of corporate headquarters” line in the Consolidated Statement of Operations. Prior to this transaction, the property was included within “assets held for sale” on the December 31, 2006 Consolidated Statement of Financial Position.

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

In March 2006, the Company sold a winery property located in California with a carrying value of $3.4 million for net proceeds of $5.9 million, resulting in a pre-tax gain of $2.5 million, which was recorded as a reduction to SA&A expenses in the Consolidated Statement of Operations.

5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are reported at cost less accumulated depreciation. Property, plant and equipment at December 31, 2007 and 2006 are as follows:

		December 31
	Lives (Years)	2007	2006

Land	-	$53,443	$15,100
Buildings and building improvements	1 - 40*	247,847	195,522
Vineyards	25	27,839	23,739
Machinery and equipment	3 - 20	571,484	531,525

		900,613	765,886
Less accumulated depreciation		395,512	376,076

		$505,101	$389,810

* The life of buildings is generally between 10 and 40 years, whereas the life of building improvements is generally between one and seventeen years.

The property, plant and equipment balances at December 31, 2007 reflect the impact of the acquisition of Stag’s Leap Wine Cellars (see Note 22, “Other Matters,” for additional information). Depreciation expense was $45.1 million for 2007, $44.8 million for 2006, and $45.3 million for 2005.

6 – COMMITMENTS

Purchase Agreements

At December 31, 2007, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.

The Company is obligated to make payments in the upcoming year of approximately $78.3 million for leaf tobacco to be used in the production of moist smokeless tobacco products. The increase from the December 31, 2006 commitment of $15.3 million is primarily a result of differences in the timing which contracts for the purchase of leaf tobacco were executed. The majority of the contractual obligations to purchase leaf tobacco are expected to be fulfilled by the end of 2008.

Purchase commitments under contracts to purchase grapes for periods beyond one year are subject to variability resulting from potential changes in market price indices. The Company is obligated to make future payments for purchases and processing of grapes for use in the production of wine, based on estimated yields and market conditions, as follows:

	2008	2009	2010	2011	2012	Thereafter	Total

Grape commitments	$73,623	$73,067	$72,713	$62,490	$36,742	$93,356	$411,991

Payments made in connection with unconditional purchase obligations for grapes were $65.8 million, $61.9 million and $54.6 million in 2007, 2006 and 2005, respectively.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Leases

The Company leases certain property and equipment under various operating lease arrangements. Certain leases contain escalation clauses as well as renewal options, whereby the Company can extend the lease term for periods ranging up to 10 years. The following is a schedule of future minimum lease payments for operating leases as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total

Lease commitments	$10,681	$10,400	$8,241	$6,392	$5,190	$64,160	$105,064

Rent expense was $21.4 million for 2007, $12.1 million for 2006 and $12.5 million for 2005. Rent expense for 2007 reflected approximately $6.7 million related to a short-term lease for the Company’s former corporate headquarters building, which expired in the third quarter of 2007. The Company’s lease for its current corporate headquarters building extends through 2024 and contains provisions related to rent holidays, escalation clauses and leasehold improvement incentives, all of which are factored into the straight-line recognition of rent expense over the lease term.

7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

During 2007, in connection with the acquisition of Stag’s Leap Wine Cellars, the Company recognized goodwill of $21.2 million (see Note 22, “Other Matters,” for additional information). During 2006, the Company recognized goodwill of $3.9 million related to the acquisition of Erath Vineyards, LLC (“Erath”). The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006:

Total

Goodwill as of January 1, 2006	$2,649
Acquisitions	3,898

Goodwill as of December 31, 2006	6,547
Acquisitions	21,166
Translation adjustments	591

Goodwill as of December 31, 2007	$28,304

Approximately $25.2 million of the goodwill balance at December 31, 2007 related to the Company’s Wine segment and the remaining $3.1 million related to the Company’s international operations. There were no impairment charges recorded relating to goodwill for the years ended December 31, 2007 and 2006. During the fourth quarter of 2005, as a result of its annual impairment testing, the Company recorded an impairment charge of approximately $2.4 million, which is reflected in SA&A expenses in the Consolidated Statement of Operations, related to goodwill for F.W. Rickard Seeds, Inc. (“Rickard Seeds”), a second-tier subsidiary included in the Smokeless Tobacco segment. This testing included consideration of information available at the time, including deterioration in sales trends, as well as the future expectations for the seed business and industry. The fair value of the entity, which was used in computing the impairment charge, was calculated based upon both comparable market multiples and discounted expected cash flows.

Nonamortizable Intangible Assets Other than Goodwill

At December 31, 2007 and 2006, the Company had $41.9 million and $2.7 million, respectively, of identifiable intangible assets that were not being amortized, as such assets were deemed to have indefinite useful lives.

These nonamortizable intangible assets relate to acquired trademarks, with $39.2 million related to the acquisition of Stag’s Leap Wine Cellars in 2007 (see Note 22, “Other Matters,” for additional information) and $2.7 million related to the acquisition of Erath in 2006. There were no impairment charges recorded relating to these assets for the years ended December 31, 2007 and 2006.

Amortizable Intangible Assets

The following table presents the carrying amount of intangible assets subject to amortization for the years ended December 31, 2007 and 2006:

	Weighted
	Amortizable	December 31
	Life (Years)	2007	2006

Customer Relationships	20	$11,560	$560
Customer Lists	6	1,698	198
Intellectual Property	15	1,200	1,200
Other	15	1,239	899

Total amortizable intangible assets	18	15,697	2,857
Less: Accumulated amortization		1,363	821

Amortizable intangible assets – net		$14,334	$2,036

During 2007, the Company’s Wine segment acquired finite-lived intangible assets of $12.8 million in connection with the acquisition of Stag’s Leap Wine Cellars (see Note 22, “Other Matters,” for additional information). In 2006, the Company’s Wine segment acquired finite-lived intangible assets of $1 million in connection with the acquisition of Erath. There were no impairment charges recorded relating to finite-lived intangible assets during 2007 or 2006. During 2005, the Company recorded an impairment charge of approximately $0.9 million related to certain seed technology-related intangible assets at the Smokeless Tobacco segment’s Rickard Seeds subsidiary, which is reflected in SA&A expenses in the Consolidated Statement of Operations.

Amortization expense related to intangible assets was $0.5 million, $0.2 million and $0.1 million for 2007, 2006 and 2005, respectively. Amortization expense for each of the next five years is projected as follows:

	2008	2009	2010	2011	2012

Amortization Expense	$1,104	$1,046	$1,012	$925	$913

8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006

Trade accounts payable	$87,856	$93,729
Employee compensation and benefits	73,402	73,742
Interest payable on debt	20,175	19,669
Smokeless tobacco settlement-related charges	22,564	20,433
Returned goods accrual	18,273	17,631
Restructuring(1)	1,721	4,593
Book cash overdrafts	26,536	-
Treasury stock purchased, not yet settled	26,655	2,420
Other accrued expenses	47,632	36,037

	$324,814	$268,254

(1)	For additional information regarding restructuring activities see Note 20, “Restructuring.”

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9 – BORROWING ARRANGEMENTS

Long-term debt consisted of the following:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value (1)	Value	Value (1)

7.25% Senior notes, due June 1, 2009	$240,000	$245,600	$240,000	$248,400
6.625% Senior notes, due July 15, 2012	600,000	640,900	600,000	633,000
Revolving credit facility borrowings (2)	250,000	250,000	-	-

	$1,090,000	$1,136,500	$840,000	$881,400

(1) The fair value of the Company’s long-term debt is estimated based upon the application of current interest rates offered for debt with similar terms and maturities.

(2) The weighted-average interest rate on borrowings outstanding at December 31, 2007 was 5.44 percent. These borrowings are classified as long-term, as the Company has both the intent and ability to refinance such borrowings on a long-term basis.

Short-term Credit Agreement

On December 19, 2007, the Company entered into a $200 million six-month credit agreement (the “Credit Agreement”) which provides the Company with the ability to borrow up to an aggregate amount of $200 million in as many as four separate term loans at any time prior to April 30, 2008. Borrowings under the Credit Agreement will be used for general corporate purposes, including to fund a portion of the Company’s ongoing repurchases of its common stock under its share repurchase program. In the event that the Company receives proceeds from a borrowing arrangement other than the Credit Agreement, except for proceeds received in connection with borrowings under the Company’s five-year revolving credit facility (up to the current capacity of $300 million – see Revolving Credit Facility section below), such proceeds must first be used to repay any amounts outstanding under the Credit Agreement. The Company did not have any borrowings under the Credit Agreement at December 31, 2007. During the first quarter of 2008, the Company borrowed funds under the Credit Agreement, with borrowings of $100 million outstanding at February 13, 2008.

The Credit Agreement contains customary representations and warranties, as well as customary negative and affirmative covenants, all of which are substantially similar to those included in the Company’s five-year revolving credit facility. The commitment fee payable on the unused portion of the Credit Agreement is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is 0.05 percent per annum. In addition, on April 30, 2008, the Company will pay a fee to each lender equal to 0.075 percent of each lender’s commitment on such date, unless the Credit Agreement is terminated and any borrowings are repaid before such time.

Revolving Credit Facility

On June 29, 2007, the Company entered into a $300 million, five-year revolving credit facility (the “Credit Facility”) which will primarily be used for general corporate purposes, including the support of commercial paper borrowings. The Company may elect to increase its borrowing capacity under the Credit Facility to $500 million subject to certain terms. The Credit Facility replaces the Company’s previous $300 million, three-year revolving credit facility which was terminated on June 29, 2007. At December 31, 2007, the Company had borrowings of $250 million outstanding under the Credit Facility. These borrowings are classified as long-term, as the Company has both the intent and ability to refinance such borrowings on a long-term basis.

Costs of approximately $0.3 million associated with the establishment of the Credit Facility were capitalized in 2007 and are being amortized over the applicable term. Approximately $31 thousand of these costs were recognized during 2007. The Credit Facility requires the maintenance of a fixed charge coverage ratio, the payment of commitment and administrative fees and includes affirmative and negative covenants customary to facilities of this type. The commitment fee payable on the unused portion of the Credit Facility is determined based on an interest rate, within a range of rates, dependent upon the Company’s senior unsecured debt rating. The commitment fee currently payable is 0.05 percent per annum. Commitment fees of $0.1 million were recognized for the year ended December 31, 2007. As of December 31, 2007, the Company was in compliance with all covenants under the terms of the Credit Facility. Capitalized origination costs associated with the Company’s previous credit facility of approximately $0.2 million were recognized during 2007 and $0.3 million were recognized during each of 2006 and 2005. In addition, commitment fees incurred for the previous credit facility approximated $0.2 million in 2007, and $0.5 million in each of 2006 and 2005.

Senior Notes

In July 2002, the Company issued $600 million aggregate principal amount of 6.625 percent senior notes at a price of 99.53 percent of the principal amount. These notes mature on July 15, 2012, with interest payable semiannually. Approximately $4.8 million of the costs associated with the issuance of the notes were capitalized and are being amortized over the term of the notes. Approximately $0.5 million of these costs have been recognized in each of the three years ended December 31, 2007, 2006 and 2005.

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

10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 via a forward starting interest rate swap. The forward starting interest rate swap, which has been designated as an effective cash flow hedge, has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), the Company uses the Hypothetical Derivative Method to measure hedge effectiveness. The Company expects that the forward starting swap will continue to be perfectly effective in offsetting the variability in the forecasted interest rate payments, as the critical terms of the forward starting swap exactly match the critical terms of the expected debt issuance. The fair value of the forward starting interest rate swap at December 31, 2007 and 2006 was a net liability of $6.1 million and $3.1 million, respectively, based on dealer quotes, considering current market rates, and was included in “other liabilities” on the Consolidated Statement of Financial Position. Accumulated other comprehensive loss at December 31, 2007 and 2006 included the accumulated loss on this cash flow hedge (net of taxes) of $4 million and $2 million, respectively. This reflects $2 million (net of taxes) of other comprehensive loss recognized for each of the years ended December 31, 2007 and 2006, respectively, in connection with the change in fair value of the swap.

The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. This interest rate swap has been designated as an effective cash flow hedge, whereby changes in the cash flows from the swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the $40 million debt principal (see Note 9, “Borrowing Arrangements”). The fair value of the swap at December 31, 2007 and 2006 was a net liability of $1.4 million and $1.1 million, respectively, based on dealer quotes, considering current market rates, and was included in “other liabilities” on the Consolidated Statement of Financial Position. Accumulated other comprehensive loss at December 31, 2007 and 2006 included the accumulated loss on the cash flow hedge (net of taxes) of $0.9 million and $0.7 million, respectively. This reflects $0.2 million (net of taxes) of other comprehensive loss and $0.5 million (net of taxes) of other comprehensive income recognized for the years ended December 31, 2007 and 2006, respectively, in connection with the change in fair value of the swap.

During 2007 and 2006, the Company entered into foreign currency forward contracts, designated as effective cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with forecasted transactions and firm commitments to purchase oak barrels for its wine operations and certain equipment for its tobacco operations. At December 31, 2007 and 2006, there were no foreign currency forward contracts outstanding, as all contracts were settled during 2007 and 2006, respectively. The amounts recognized upon settlement of these contracts was not material.

Other derivative contracts at December 31, 2007 and 2006 included forward contracts to purchase leaf tobacco for use in manufacturing smokeless tobacco products and grapes and bulk wine for use in wine production. These forward contracts meet the normal purchases exception, exempting them from the accounting and reporting requirements under SFAS No. 133.

11 – CAPITAL STOCK

The Company has two classes of capital stock: preferred stock, with a par value of $.10 per share, and common stock, with a par value of $.50 per share. Authorized preferred stock is 10 million shares and authorized common stock is 600 million shares. There have been no shares of the Company’s preferred stock issued. Events causing changes in the issued and outstanding shares of common stock are described in the Consolidated Statement of Changes in Stockholders’ (Deficit) Equity.

Common stock issued at December 31, 2007 and 2006 was 211,269,622 shares and 209,912,510 shares, respectively. Treasury shares held at December 31, 2007 and 2006 were 60,332,966 shares and 49,319,673 shares, respectively.

The Company repurchased a total of 11 million and 4.3 million shares during 2007 and 2006, respectively, at a cost of $597.7 million and $200 million, respectively. The shares repurchased during 2007 and 2006 were made pursuant to the Company’s authorized program, approved in December 2004 by the Company’s Board of Directors, to repurchase up to 20 million shares of its outstanding common stock. Through December 31, 2007, approximately 18.1 million shares have been repurchased at a cost of approximately $914.7 million under this program. In December 2007, the Company’s Board of Directors authorized a new program to repurchase up to 20 million shares of the Company’s outstanding common stock. Repurchases under this new program will commence when repurchases under the existing program have been completed, which is expected to be during the first quarter of 2008.

During May 2005, in connection with the establishment of the UST Inc. 2005 Long Term Incentive Plan (“2005 LTIP”), which was approved by stockholders at the Company’s Annual Meeting on May 3, 2005, 6.3 million shares of the Company’s treasury stock were retired.

12 – SHARE-BASED COMPENSATION

The Company accounts for share-based payments in accordance with the provisions of SFAS No. 123(R), which it adopted on January 1, 2006. SFAS No. 123(R) requires all share-based payments issued to acquire goods or services, including grants of employee stock options, to be recognized in the statement of operations based on their fair values, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma disclosure required under SFAS No. 123, for the periods prior to adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period. For shares subject to graded vesting, the Company’s policy is to apply the straight-line method in recognizing compensation expense.

Prior to adoption of SFAS No. 123(R), the Company accounted for share-based compensation awards to employees and non-employee directors in accordance with the intrinsic value-based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), as permitted under SFAS No. 123. Under the intrinsic value-based method, no share-based compensation expense was reflected in net earnings as a result of stock option grants, as all options granted under these plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Compensation expense was recognized in net earnings during the year ended December 31, 2005, as a result of restricted stock granted to employees and non-employee directors and restricted stock units granted to employees.

SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense, or the pro forma compensation expense that would have been recognized under SFAS No. 123 in the case of share-based awards granted prior to January 1, 2006, to be reported as a financing cash inflow, rather than as an operating cash inflow. This requirement reduces net operating cash flows and increases net financing cash flows. Total cash flows do not differ from what would have been reported under prior accounting guidance. Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its Consolidated Statement of Cash Flows.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As the Company did not account for share-based compensation awards under the fair value method prior to January 1, 2006, the following table illustrates the effect of applying the fair value method on net earnings and net earnings per share for the year ended December 31, 2005 as prescribed in SFAS No. 123:

2005

Net earnings:
As reported	$534,268
Add: Total share-based employee compensation expense included in reported net income, net of related tax effect	3,884
Less: Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(8,948)

Pro forma	$529,204

Basic earnings per share:
As reported	$3.26
Pro forma	$3.23
Diluted earnings per share:
As reported	$3.23
Pro forma	$3.20

The following table provides a breakdown by line item of the pre-tax share-based compensation expense recognized in the Consolidated Statement of Operations for the three years ended December 31, 2007, 2006 and 2005, respectively, as well as the related income tax benefit and amounts capitalized as a component of inventory for each period.

	Year Ended December 31,
	2007	2006	2005

Selling, advertising and administrative expense (1)	$11,161	$9,440	$5,976
Cost of products sold	525	486	-
Restructuring charges (2)	98	477	-

Total pre-tax share-based compensation expense	$11,784	$10,403	$5,976

Income tax benefit	$4,287	$3,774	$2,092
Capitalized as inventory	$113	$115	$-

(1) 2007 includes accelerated vesting charges of $1.3 million recorded in connection with an executive officer’s separation from service.

(2) Represents share-based compensation expense recognized in connection with one-time termination benefits provided to employees affected by the Company’s cost-reduction initiative called “Project Momentum.” See Note 20 – “Restructuring” for additional information regarding Project Momentum.

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

Share-based awards granted under the 2005 LTIP vest over a period determined by the Compensation Committee of the Board of Directors (“Compensation Committee”) and in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant. Under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan, share-based awards vest, in ratable installments or otherwise, over a period of one to five years from the date of grant and, in the case of stock option awards, may be exercised up to a maximum of ten years from the date of grant using various payment methods. Under the Nonemployee Directors’ Stock Option Plan, options first become exercisable six months from the date of grant and may be exercised up to a maximum of ten years from the date of grant. In certain instances, awards of restricted stock are subject to performance conditions related to the Company’s dividend payout ratio and/or earnings per share, which impact the number of shares of restricted stock that will ultimately vest. For restricted stock awards subject to performance conditions, the SFAS No. 123(R) grant date is the earliest date at which all of the following have occurred, (1) the Compensation Committee has authorized the award, (2) the Compensation Committee has established the performance goals that will be used to measure actual performance, including the applicable periods over which performance will be measured, and (3) the Company and the employee have a mutual understanding of the key terms and conditions of the award. The Company recognizes compensation expense for awards subject to performance conditions based on the estimated number of shares of restricted stock that are expected to ultimately vest, and adjusts this estimate, as necessary, based on actual performance. Upon the exercise of stock options or vesting of restricted stock units, the Company issues new shares of common stock from the shares reserved for issuance under its equity compensation plans.

Stock Options

On December 8, 2005, the Board of Directors of the Company, upon the recommendation of its Compensation Committee, approved the acceleration of vesting of all outstanding, unvested stock options previously awarded to the Company’s employees and officers, including executive officers, under the UST Inc. Amended and Restated Stock Incentive Plan and the UST Inc. 1992 Stock Option Plan. As a result of the acceleration, stock options to acquire approximately 1.1 million shares of the Company’s common stock became exercisable on December 31, 2005. In order to prevent unintended personal benefits to the Company’s officers, the accelerated vesting was conditioned on such officers entering into amendments to their original option award agreements providing that such officers will not, subject to limited exceptions, sell, transfer, assign, pledge or otherwise dispose of any shares acquired upon exercising the accelerated portion of the options before the earlier of the date on which that portion of options would have otherwise vested under the original terms of the applicable option agreements or separation from service. All other terms related to these stock options were not affected by this acceleration. As a result of the acceleration of these options, the Company was not required to recognize pre-tax incremental compensation expense in its Consolidated Statements of Operations associated with these options of approximately $3 million in 2006 and $0.5 million in 2007.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a summary of the Company’s stock option activity and related information for the year ended December 31, 2007 (options in thousands):

	Year Ended December 31, 2007
			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value

Outstanding at January 1, 2007	4,914.0	$33.25
Granted	60.0	$53.60
Exercised	(1,259.8)	$31.52
Forfeited	(7.7)	$33.25
Expired	(7.3)	$30.44

Outstanding at December 31, 2007	3,699.2	$34.17	4.60 years	$76.3 million

Exercisable at December 31, 2007	3,439.2	$32.93	4.28 years	$75.2 million

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

The following provides a summary of the weighted-average assumptions used in valuing stock options granted during the years ended December 31:

	2007	2006	2005

Expected dividend yield	4.0%	4.4%	4.9%
Risk-free interest rate	4.1%	4.6%	4.5%
Expected volatility	20.0%	20.2%	24.2%
Expected life of the option	6.5 years	6.5 years	7.3 years

The following table provides additional information regarding the Company’s stock options for the years ended December 31:

	2007	2006	2005

Weighted-average grant date fair value per option	$8.41	$8.35	$6.86
Total intrinsic value of options exercised	$31,313	$38,239	$43,234
Tax benefit realized for deduction from stock option exercises	$11,766	$14,215	$15,860
Cash received from option exercises	$37,855	$68,214	$69,375

Receivables from the exercise of stock options in the amount of $5.5 million in 2007, $6.9 million in 2006 and $8.3 million in 2005 have been deducted from stockholders’ equity.

Restricted Stock/Restricted Stock Units/Common Stock

A summary of the status of restricted stock and restricted stock units as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted-average		Weighted-average
	Number of	grant-date fair	Number of	grant-date fair
	Shares	value per share	Shares	value per share

Nonvested at January 1, 2007	460,438	$41.17	230,475	$41.23
Granted	126,300	$59.83	36,749	$56.33
Forfeited	(25,399)	$55.12	(13,916)	$42.96
Vested	(174,699)	$44.19	(30,860)	$39.39

Nonvested at December 31, 2007	386,640	$46.56	222,448	$43.87

In addition to the table above, in May 2007 and August 2007, the Company awarded 106,900 restricted shares and 9,425 restricted shares, respectively, for which performance targets had not been established as of December 31, 2007. In accordance with SFAS No. 123(R), a grant date, for purposes of measuring compensation expense, cannot occur until the performance measures are established, as that is when both the Company and the award recipients would have a mutual understanding of the key terms and conditions of the award. During 2007, 4,000 of such performance-based restricted shares were forfeited leaving a total of 112,325 performance-based restricted shares for which performance targets had not been established at December 31, 2007. During 2007, due to the achievement of performance goals, a total of 358 shares vested in addition to the amount shown in the table above.

Of the 386,640 shares of restricted stock above, 254,400 shares are subject to certain performance conditions related to the Company’s dividend payout ratio and/or earnings per share. The weighted-average grant date fair values of restricted stock granted during the years ended December 31, 2006 and 2005 were $50.14 and $38.67, respectively. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $9.8 million, $1.6 million and $0.3 million, respectively.

During the years ended December 31, 2007 and 2006, 19,857 and 25,884 shares of common stock, respectively, were awarded outright to non-employee directors as compensation for their annual retainer and meeting attendance. As a result of these awards, $1.1 million and $1.2 million of compensation expense was recognized in 2007 and 2006, respectively.

As of December 31, 2007, there is $9.7 million and $4.3 million of total unrecognized pre-tax compensation expense, net of estimated forfeitures, related to nonvested restricted stock and restricted stock units, respectively, granted under the Company’s incentive plans. This cost is expected to be recognized over a weighted-average period of 1.7 years and 1.4 years for restricted stock and restricted stock units, respectively.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13 – ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of comprehensive income that relate to the Company are net earnings, foreign currency translation adjustments, the change in the fair value of derivatives designated as effective cash flow hedges, and changes in deferred components of net periodic pension and other postretirement benefit costs. Prior to the adoption of SFAS No. 158, which the Company adopted on December 31, 2006, comprehensive income also included minimum pension liability adjustments.

			Defined
			Benefit
			Pension and		Total
	Foreign	Minimum	Other	Fair Value of	Accumulated
	Currency	Pension	Postretirement	Derivative	Other
	Translation	Liability	Benefit Plans	Instruments	Comprehensive
	Adjustment	Adjustment	Adjustment	Adjustment	(Loss) Income

Balance at December 31, 2004	$(1,050)	$(15,978)	$-	$(2,883)	$(19,911)
Net change for the year	1,161	(452)	-	1,400	2,109

Balance at December 31, 2005	111	(16,430)	-	(1,483)	(17,802)
Net change for the year	639	924	-	(1,417)	146
Impact of adoption of SFAS No. 158	-	15,506	(54,721)	-	(39,215)

Balance at December 31, 2006	750	-	(54,721)	(2,900)	(56,871)
Net change for the year	1,750	-	12,143	(2,105)	11,788

Balance at December 31, 2007	$2,500	$-	$(42,578)	$(5,005)	$(45,083)

The net change for the years ended December 31, 2007, 2006 and 2005, respectively, for the following components of accumulated other comprehensive loss, is reflected net of tax (expense) benefit of:

	2007	2006	2005

Foreign currency translation adjustment	$(942)	$(344)	$(625)
Minimum pension liability adjustment	-	(498)	244
Adjustment to initially apply SFAS No. 158	-	21,116	-
Defined benefit pension and other postretirement benefit plans adjustment	(6,538)	-	-
Fair value of derivative instruments adjustment	1,133	763	(754)

	$(6,347)	$21,037	$(1,135)

14 – EMPLOYEE BENEFIT AND COMPENSATION PLANS

The Company and its subsidiaries maintain a number of noncontributory defined benefit pension plans covering substantially all employees over age 21 with at least one year of service. The Company’s funded plan for salaried employees provides pension benefits based on an individual participant’s highest three-year average compensation. All other funded plans base benefits on an individual participant’s compensation in each year of employment. The Company’s funding policy for its funded plans is to contribute an amount sufficient to meet or exceed Employee Retirement Income Security Act of 1974 (ERISA) minimum requirements, as amended by the Pension Protection Act of 2006. The Company also maintains unfunded plans providing pension and additional benefits for certain employees.

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

The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with the provisions of SFAS No. 158, which it adopted on December 31, 2006. SFAS No. 158 requires companies to recognize the funded status of defined benefit pension and other postretirement benefit plans (measured as the difference between the fair value of plan assets and the benefit obligation for each plan) as an asset or liability in its statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Under SFAS No. 158, actuarial gains and losses that arise during a period and are not recognized as net periodic benefit cost are recognized as a component of other comprehensive income. Actuarial gains and losses, prior service costs or credits and any remaining transition assets recognized within accumulated other comprehensive income are amortized as a component of future net periodic benefit cost.

The Company uses a December 31 measurement date for all of its plans. The following table represents a reconciliation of the plans at December 31, 2007 and 2006, respectively:

			Postretirement
			Benefits
	Pension Plans		Other than Pensions
	2007	2006	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$555,143	$534,704	$92,590	$84,984
Service cost	18,914	18,940	4,423	5,346
Interest cost	33,086	30,436	4,858	4,928
Plan participants’ contributions	-	-	484	393
Plan amendments	20	202	(5,498)	(774)
Plan curtailment	(552)	(4,607)	-	2,290
Actuarial gain	(10,896)	(6,008)	(4,814)	(2,216)
Special termination benefits	1,974	4,035	-	2,576
Benefits paid	(25,959)	(22,559)	(4,626)	(4,937)

Benefit obligation at end of year	$571,730	$555,143	$87,417	$92,590

Change in Plan Assets
Fair value of plan assets at beginning of year	$406,837	$370,036	$-	$-
Actual return on plan assets	27,328	54,020	-	-
Employer contributions	7,472	6,343	-	-
Benefits paid	(25,959)	(22,559)	-	-
Administrative expenses	(987)	(1,003)	-	-

Fair value of plan assets at end of year	$414,691	$406,837	$-	$-

Funded Status at end of year	$(157,039)	$(148,306)	$(87,417)	$(92,590)

Amounts Recognized in the Consolidated Statement of Financial Position
Noncurrent assets	$788	$1,138	$-	$-
Current liabilities	(7,509)	(7,020)	(5,749)	(6,177)
Noncurrent liabilities	(150,318)	(142,424)	(81,668)	(86,413)

Net amount recognized	$(157,039)	$(148,306)	$(87,417)	$(92,590)

Amounts Recognized in Accumulated Other Comprehensive Loss
Net actuarial loss	$68,734	$81,682	$14,876	$20,113
Prior service cost (credit)	157	213	(18,263)	(17,813)
Unrecognized transition asset	-	(9)	-	-

Total, before taxes	$68,891	$81,886	$(3,387)	$2,300

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated amounts that will be amortized from accumulated other comprehensive loss as a component of net periodic benefit cost in 2008 is as follows:

		Postretirement
		Benefits Other
	Pension Plans	than Pensions

Net actuarial loss	$2,138	$681
Prior service cost (credit)	90	(4,167)

	$2,228	$(3,486)

Assumptions

			Postretirement
			Benefits
	Pension Plans		Other than Pensions
	2007	2006	2007	2006

The weighted-average assumptions used to determine benefit obligations
Discount rate	6.25%	6.00%	6.00%	6.00%
Rate of compensation increase	4.80%	4.80%	-	-
The weighted-average assumptions used to determine net periodic benefit cost
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	7.50%	7.50%	-	-
Rate of compensation increase	4.80%	4.80%	-	-

The rate of increase in per capita costs of covered health care benefits is assumed to be 9 percent for 2008 and is assumed to decrease gradually to 5 percent by the year 2016 and remain at that level thereafter.

Net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005, respectively, includes the following components:

				Postretirement
				Benefits
	Pension Plans			Other than Pensions
	2007	2006	2005	2007	2006	2005

Service cost	$18,914	$18,940	$18,332	$4,423	$5,346	$5,659
Interest cost	33,086	30,436	28,744	4,858	4,928	5,340
Expected return on plan assets	(28,726)	(26,136)	(25,100)	-	-	-
Amortization of unrecognized transition asset	(9)	(8)	(8)	-	-	-
Amortization of prior service cost (credit)	75	18	(1)	(5,150)	(5,456)	(3,153)
Recognized actuarial loss	3,885	6,388	5,620	335	1,406	1,120
Curtailment and special termination benefits	1,974	4,042	-	-	2,789	-

Net periodic benefit cost	$29,199	$33,680	$27,587	$4,466	$9,013	$8,966

Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2007 are as follows, before taxes:

		Postretirement
		Benefits
	Pension Plans	Other than Pensions

Net actuarial gain	$(9,064)	$(5,004)
Recognized actuarial loss	(3,885)	(335)
Prior service cost (credit)	20	(5,498)
Recognized prior service (cost) credit	(75)	5,150
Recognized transition asset	9	-

Total recognized in other comprehensive income	$(12,995)	$(5,687)

Net recognized in net periodic benefit cost and other comprehensive income	$16,204	$(1,221)

During 2007, the Company recorded a charge of approximately $2 million for special termination benefits related to its defined benefit pension plans in connection with an executive officer’s separation from service. During 2006, in connection with restructuring activities, the Company recorded special termination benefit charges of approximately $4 million related to its defined benefit pension plans and $2.8 million of net curtailment and special termination benefit charges related to its other postretirement benefits plans. These charges related to enhanced retirement benefits provided to qualified individuals impacted by the restructuring activities and are reported on the “restructuring charges” line in the Consolidated Statement of Operations (see Note 20, “Restructuring”). The $2.8 million net curtailment and special termination benefit charge recognized in 2006 for the Company’s other postretirement benefits plans is comprised of a $2.6 million special termination benefit charge and a $2.3 million curtailment charge, partially offset by a $2.1 million benefit for acceleration of a prior service credit applicable to employees terminated under the restructuring activities.

A plan’s projected benefit obligation (PBO) represents the present value of the pension obligation assuming salary increases. A plan’s accumulated benefit obligation (ABO) represents this obligation based upon current salary levels.

The ABO, PBO and fair value of plan assets for all funded and unfunded plans as of December 31 are as follows:

	2007		2006
	Plans in Which	Plans in Which	Plans in Which	Plans in Which
	Assets Exceed	Accumulated	Assets Exceed	Accumulated
	Accumulated	Benefits Exceed	Accumulated	Benefits Exceed
	Benefits	Assets	Benefits	Assets

Accumulated benefit obligation	$309,019	$196,485	$295,068	$192,427
Projected benefit obligation	366,250	205,480	352,618	202,525
Fair value of plan assets	324,606	90,086	316,709	90,128

The accumulated benefit obligation for all defined benefit pension plans was $505.5 million and $487.5 million at December 31, 2007 and 2006, respectively. The Company’s unfunded plans, maintained to provide additional benefits for certain employees, accounted for $100.7 million and $108.3 million of the ABO and PBO, respectively, at December 31, 2007.

The assumed health care cost trend rates have a significant effect on the amounts reported for the welfare benefit plans. To illustrate, a one-percentage point increase in the assumed health care cost trend rate would have increased the accumulated postretirement benefit obligation as of December 31, 2007 by approximately $5.2 million and increased the service and interest cost components of expense by

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $0.5 million. A one-percentage point decrease in the assumed health care cost trend rate would have reduced the accumulated postretirement benefit obligation at December 31, 2007 by approximately $4.6 million and reduced the service and interest components of expense by approximately $0.4 million.

Plan assets of the Company’s pension plans include marketable equity securities as well as corporate and government debt securities. At December 31, 2007 and 2006, the fund did not hold any shares of the Company’s common stock, as the fund sold its remaining 0.4 million shares of such stock in August 2006. Dividends paid on shares of the Company’s common stock held by the fund were $0.5 million in 2006.

Weighted-Average Asset Allocations by Asset Category

		Pension Plans –
		Allocation of Plan Assets at
	Target	December 31
Asset Category	Allocation	2007	2006

Equity securities	55-70%	71%	68%
Debt securities	25-40%	29%	32%
Other	0-5%	0%	0%

		100%	100%

The Company believes that in 2008 and beyond, its pension investments will earn a nominal return of 7.5 percent over the long term. The Company bases this belief upon the results of analyses that it has made of the asset categories in which it has pension investments and their weight in the overall pension investment portfolio. The primary analysis conducted by the Company estimates the expected long-term rate of return from a review of historical returns, using the longest return data available for each asset class. Minor modifications to the long-term return data are made to reflect reversion to the mean for equity securities, and to the current yield curve for fixed-income investments.

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

During 2006, an outside consultant completed an asset liability management study for the Company’s funded ERISA retirement plans. The results of that study indicated that the efficiency of the Company’s investment portfolio could be improved by a minor reallocation of plan assets. Therefore, the portfolio’s targeted allocation to fixed-income investments was increased from 30 percent to 35 percent, with a corresponding reduction in the targeted allocation to equity investments from 70 percent to 65 percent. The Company expects that this allocation target will be generally maintained subject to a corridor of five percentage points. No plan assets are currently invested in other asset classes. However, the Company periodically assesses the appropriateness of other asset classes for the plan and could decide to make a limited investment in other asset classes in the future.

Cash Flows

During 2007 and 2006, the Company made contributions of $7.5 million and $6 million, respectively, to its non-qualified defined benefit pension plans. The Company expects to contribute $7.7 million to its non-qualified defined benefit pension plans in 2008.

During 2006, the Company made a discretionary contribution of $0.4 million to its qualified defined benefit pension plans. Under the minimum funding requirements of ERISA, as amended by the Pension Protection Act of 2006, the Company was not required to make a contribution to its qualified defined benefit pension plans, nor did it make a discretionary contribution in 2007.

The following table illustrates estimated future benefit payments to be made in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter for the Company’s defined benefit pension plans and postretirement welfare benefit plans. These results have been calculated using the same assumptions used to measure the Company’s respective benefit obligations and are based upon expected future service.

	2008	2009	2010	2011	2012	2013 - 2017

Pension plans	$28,728	$30,137	$31,319	$32,333	$33,793	$190,859
Postretirement benefits other than pensions	$5,919	$6,166	$6,428	$6,632	$6,740	$34,523

Additional Information

In the fourth quarter of 2007, the Company amended its retiree health and welfare plans to limit the annual increase in costs subsidized by the Company to the annual percentage increase in the consumer price index. The impact of this amendment, which was effective beginning January 1, 2008, was recognized in the fourth quarter of 2007 and is included in the “Plan amendments” line item in the Change in Benefit Obligation table presented in this note. This amendment did not have a material impact on the calculation of Company’s 2007 net periodic benefit cost.

Beginning on January 1, 2006, as a result of a 2005 plan amendment, the Company’s welfare benefit plans no longer include prescription drug coverage for substantially all Medicare-eligible retirees or their Medicare-eligible spouses or dependents. The impact of this plan amendment was recognized in 2005. In accordance with FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, this amendment to reduce coverage to levels that are no longer deemed actuarially equivalent did not impact the actuarial experience gain the Company had previously recognized in connection with the subsidy. However, the combined impact of the amendment and the effective elimination of the subsidy were reflected as a credit to prior service cost.

The Company sponsors a defined contribution plan (the “Employees’ Savings Plan”) covering substantially all of its employees. Employees are eligible to participate in the Employees’ Savings Plan from the commencement of their employment provided they are scheduled to work at least 1,000 hours per year. Company contributions are based upon participant contributions and begin upon completion of one year of service. The expense associated with Company contributions was $6.4 million, $6.5 million and $6.2 million in 2007, 2006 and 2005, respectively.

The Company has an Incentive Compensation Plan (“ICP”) which provides for bonus payments to designated employees based on stated percentages of earnings before income taxes as defined in the ICP. The ICP also allows for discretionary reductions to this calculated amount. Expenses under the ICP amounted to $41.4 million in 2007, $41.5 million in 2006 and $41.3 million in 2005.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15 – INCOME TAXES

The income tax provision (benefit) consists of the following:

	2007	2006	2005

Current:
Federal	$279,665	$276,967	$251,001
State and local	27,971	31,015	23,181

Total current	307,636	307,982	274,182

Deferred:
Federal	(14,582)	(12,049)	10,618
State and local	(290)	(4,873)	8,549

Total deferred	(14,872)	(16,922)	19,167

	$292,764	$291,060	$293,349

The tax provisions do not reflect $11.8 million, $14.2 million and $15.9 million for 2007, 2006 and 2005, respectively, of tax benefits arising from the exercise of stock options. These amounts were credited directly to additional paid-in capital.

The deferred tax provision (benefit) amounts do not reflect the tax effects resulting from changes in accumulated other comprehensive loss (see Note 13, “Accumulated Other Comprehensive Loss”).

Deferred income taxes arise from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006

Deferred tax assets:
Postretirement benefits other than pensions	$31,683	$31,382
Accrued pension liabilities	53,937	52,240
Antitrust litigation	8,106	5,011
Other accrued liabilities	24,766	23,105
Net operating loss, tax credit and capital loss carryforwards	17,500	19,745
Inventory-related adjustments	3,011	-
All other, net	-	786

	139,003	132,269
Valuation allowance	13,283	15,915

Total deferred tax assets	125,720	116,354

Deferred tax liabilities:
Depreciation	61,365	67,610
Prepaid pension asset	241	802
Capitalized debt costs	215	74
Inventory-related adjustments	-	10,259
All other, net	1,190	-

Total deferred tax liabilities	63,011	78,745

Net deferred tax assets	$(62,709)	$(37,609)

Of the total $62.7 million and $37.6 million of net deferred tax assets recognized at December 31, 2007 and 2006, respectively, approximately $26.7 million and $11.4 million, respectively, is classified as current assets on the Consolidated Statement of Financial Position, with the remaining $36 million and $26.2 million, respectively, classified as non-current assets.

Pre-tax state net operating loss and tax credit carryforwards totaled $294.1 million and $356.3 million at December 31, 2007 and 2006, respectively. The valuation allowance was recorded to fully offset the tax benefit of certain state net operating loss carryforwards, due to uncertainty regarding their utilization. During 2007, the valuation allowance decreased $2.6 million due to the utilization of prior year operating losses to offset current year operating income. The net operating loss carryforwards, which are fully offset with a valuation allowance, expire through 2026. The Company expects to utilize remaining carryforwards, for which a valuation reserve has not been recorded, prior to their expiration between 2008 and 2022.

The Company recognizes tax benefits in accordance with the provisions of FIN 48, which it adopted as of January 1, 2007. Upon the adoption of FIN 48, the Company recognized a $16.4 million increase in the liability for unrecognized tax benefits of which $0.1 million was accounted for as a reduction to the opening balance of retained earnings and $16.3 million was accounted for as an adjustment to deferred taxes for amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The total cumulative effect of the adoption of FIN 48, including the impact of additional accruals for interest and penalties, was a $2.8 million reduction to the opening balance of retained earnings. A reconciliation of the beginning and ending liability for unrecognized tax benefits is as follows:

Balance at January 1, 2007	$38,180
Additions based on tax position related to current year	3,073
Reductions based on tax position related to current year	-
Additions based on tax position related to prior year	111
Reductions based on tax position related to prior year	(402)
Settlements	(796)
Reductions resulting from lapse in statute of limitations	(1,001)

Balance at December 31, 2007	$39,165

Of the total $39.2 million liability for unrecognized tax benefits as of December 31, 2007, approximately $0.9 million of this liability is included on the “income taxes receivable” line of the Consolidated Statement of Financial Position, net of applicable federal tax benefit. The remaining $38.3 million of this liability is reported on the “income taxes payable” line in the non-current liabilities section of the Consolidated Statement of Financial Position, net of applicable federal tax benefit.

The Company recognizes accruals of interest and penalties related to unrecognized tax benefits in income tax expense. During 2007 and 2006, the Company recognized approximately $3.7 million and $1.8 million, respectively, in interest and penalties. As of December 31, 2007 and 2006, the Company had a liability of approximately $10.7 million and $4.4 million, respectively, for the payment of interest and penalties. As of December 31, 2007, approximately $0.2 million of this liability is included on the “income taxes receivable” line of the Consolidated Statement of Financial Position, while the remaining $10.5 million is included on the “income taxes payable” line in the non-current liabilities section of the Consolidated Statement of Financial Position. As of December 31, 2006, the entire $4.4 million of this liability was included on the “income taxes payable” line in the current liabilities section of the Consolidated Statement of Financial Position.

The Company continually and regularly evaluates, assesses and adjusts its accruals for income taxes in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $39.2 million of unrecognized tax benefits as of December 31, 2007, approximately $21.2 million would impact the annual effective tax rate if such amounts were recognized. The remaining $18 million of unrecognized tax benefits at December 31, 2007 relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Based on information obtained to date, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $11.4 million within the next 12 months due to negotiated resolution payments, lapses in statutes of limitations and the resolution of various examinations in multiple state jurisdictions.

Differences between the Company’s effective tax rate and the U.S. federal statutory income tax rate are explained as follows:

	2007	2006	2005

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	2.4	2.7	2.8
Manufacturing deduction	(1.8)	(1.0)	(1.0)
Reversals of income tax accruals	(0.2)	(0.6)	(2.2)
Other, net	0.6	0.6	0.8

	36.0%	36.7%	35.4%

The Company recorded reversals of income tax accruals of $1.3 million, $4.7 million and $18 million, net of federal income tax benefit, in 2007, 2006 and 2005, respectively.

The effective tax rate was favorably impacted by a deduction available for qualified domestic production activities, which was enacted by the American Jobs Creation Act of 2004, totaling approximately $15 million in 2007 and $8 million in 2006 and 2005, respectively.

At December 31, 2007 and 2006, the Company has not provided federal income taxes on earnings of approximately $3.2 million and $1.7 million, respectively, from its international subsidiaries. Should these earnings be distributed in the form of dividends or otherwise, the Company would be subject to both U.S. income and foreign withholding taxes; however, the Company does not anticipate that these additional tax amounts would be material, primarily due to additional foreign tax credits that would be applied against such amounts.

16 – SEGMENT INFORMATION

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

Smokeless Tobacco segment sales are principally made to a large number of wholesalers and several retail chain stores which are widely dispersed throughout the United States. Over the past three years, sales to one wholesale customer have averaged approximately 17.2 percent of annual Smokeless Tobacco segment gross sales.

Wine segment sales are principally made to wholesalers, which are located throughout the United States. Over the past three years, sales to two distributors have averaged approximately 48.3 percent of annual Wine segment gross sales.

Net sales and operating profit are reflected net of intersegment sales and profits. Operating profit is comprised of net sales less operating expenses and an allocation of corporate expenses.

The decrease in identifiable Corporate assets in 2007 was primarily due to a decrease in cash and cash equivalents as a result of the acquisition of Stag’s Leap Wine Cellars and repurchases of the Company’s stock under its stock repurchase program (see Note 22, “Other Matters” and Note 11, “Capital Stock,” respectively). The increase in identifiable assets of the Wine segment in 2007 was primarily due to the acquisition of Stag’s Leap Wine Cellars. The increase in identifiable assets in All Other operations in 2007 was primarily due to an increase in cash and cash equivalents, as the 2006 balance reflected a lower level of cash and cash equivalents due to the payment of a cash dividend from one of the Company’s foreign subsidiaries. Corporate capital expenditures and depreciation expense are net of amounts which have been allocated to each reportable segment and All Other Operations for purposes of reporting operating profit and identifiable assets. Interest, net and income taxes are not allocated and reported by segment, since they are excluded from the measure of segment performance reviewed by management.

	Year Ended December 31
	2007	2006	2005

Net Sales to Unaffiliated Customers
Smokeless Tobacco	$1,546,638	$1,522,686	$1,561,667
Wine(3)	354,001	282,403	248,342
All Other	50,140	45,822	41,876

Net sales	$1,950,779	$1,850,911	$1,851,885

Operating Profit(1)
Smokeless Tobacco(2)	$715,699	$805,130	$852,478
Wine(3)	59,883	44,080	37,764
All Other	17,860	15,952	14,338

Operating profit	793,442	865,162	904,580
Gain on sale of corporate headquarters building	105,143	-	-
Unallocated corporate expenses(1)	(44,948)	(30,351)	(26,385)
Interest, net	(40,600)	(41,785)	(50,578)

Earnings from continuing operations before income taxes	$813,037	$793,026	$827,617

Identifiable Assets at December 31
Smokeless Tobacco	$620,391	$587,490	$632,438
Wine(3)	745,967	527,310	494,320
All Other	15,288	10,126	31,283
Corporate	105,432	315,422	208,942

Total assets	$1,487,078	$1,440,348	$1,366,983

Capital Expenditures
Smokeless Tobacco	$57,643	$18,456	$76,825
Wine	29,536	17,547	12,207
All Other	363	93	193
Corporate	884	948	722

Capital expenditures	$88,426	$37,044	$89,947

Depreciation
Smokeless Tobacco	$28,355	$30,005	$31,302
Wine	15,802	13,840	13,103
All Other	161	194	175
Corporate	768	721	761

Depreciation	$45,086	$44,760	$45,341

(1) For 2007 and 2006, each reportable segment’s operating profit, as well as unallocated corporate expenses reflect the impact of restructuring charges, as applicable. See Note 20, “Restructuring,” for additional information.

(2) Smokeless Tobacco segment operating profit includes antitrust litigation charges of $137.1 million, $2.0 million and $11.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. See Note 21, “Contingencies,” for additional information.

(3) Amounts reported for the Wine segment reflect the 2007 acquisition of Stag’s Leap Wine Cellars. Wine segment net sales and operating profit include the results of Stag’s Leap Wine Cellars since the September 11, 2007 acquisition date. See Note 22, “Other Matters,” for additional information.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17 – INTEREST, NET

The components of net interest expense on the Company’s Consolidated Statement of Operations are as follows:

	2007	2006	2005
Interest expense on debt	$57,977	$57,484	$62,984
Interest income from cash equivalents	(16,670)	(15,363)	(10,558)
Capitalized interest	(707)	(336)	(1,848)

	$40,600	$41,785	$50,578

18 – NET EARNINGS PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	2007	2006	2005
Numerator:
Earnings from continuing operations	$520,273	$501,966	$534,268
Income from discontinued operations, net	-	3,890	-

Net earnings	$520,273	$505,856	$534,268

Denominator:
Denominator for basic earnings per share - weighted-average shares	157,854	160,772	163,949
Dilutive effect of potential common shares	1,441	1,508	1,548

Denominator for diluted earnings per share	159,295	162,280	165,497

Net earnings per basic share:
Earnings from continuing operations	$3.30	$3.13	$3.26
Income from discontinued operations	-	0.02	-

Net earnings per basic share	$3.30	$3.15	$3.26

Net earnings per diluted share:
Earnings from continuing operations	$3.27	$3.10	$3.23
Income from discontinued operations	-	0.02	-

Net earnings per diluted share	$3.27	$3.12	$3.23

Options to purchase approximately ten thousand and 0.6 million shares of common stock outstanding as of December 31, 2007 and 2005, respectively, were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of Company common shares and, therefore, would be antidilutive. At December 31, 2006, all options outstanding were dilutive as their exercise prices were lower than the average market price of Company common shares.

19 – DISCONTINUED OPERATIONS

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

In 2006, the Company recognized $3.9 million of after-tax income from discontinued operations due to the reversal of an income tax contingency related to this transfer. This reversal resulted from a change in facts and circumstances, as the income tax consequences of the Company’s announced sale of its corporate headquarters in connection with Project Momentum eliminated the need for the contingency.

20 – RESTRUCTURING

During the third quarter of 2006, the Company announced and commenced implementation of a cost-reduction initiative called “Project Momentum.” This initiative was designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it will provide additional flexibility in the increasingly competitive smokeless tobacco category.

In connection with Project Momentum, restructuring charges of $10.8 million and $22 million were recognized for the years ended December 31, 2007 and 2006, respectively, and are reported on the “restructuring charges” line in the Consolidated Statement of Operations. These charges were incurred in connection with the formal plans undertaken by management and are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of certain restructuring charges involves the use of judgments and estimates regarding the nature, timing and amount of costs to be incurred under Project Momentum. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. The following table provides a summary of restructuring charges incurred for the year ended December 31, 2007, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, for each major type of cost associated with the initiative:

	Restructuring	Cumulative
	Charges Incurred	Charges Incurred	Total Charges
	for The Year Ended	for The Year Ended	Expected to
	December 31, 2007	December 31, 2007	be Incurred(1)

One-time termination benefits	$3,184	$18,809	$19,700-$21,200
Contract termination costs	102	492	400-500
Other restructuring costs	7,518	13,500	13,400-13,800

Total	$10,804	$32,801	$33,500-$35,500

(1) The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total restructuring costs expected to be incurred were recognized in 2006, with the majority of the remainder recognized in 2007. The remaining anticipated costs are expected to be recognized in 2008. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges, although there may be additional charges recognized as additional actions are identified and finalized.

One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table provides a summary of restructuring charges incurred for the year ended December 31, 2007, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, by reportable segment:

	Restructuring	Cumulative
	Charges Incurred	Charges Incurred	Total Charges
	for The Year Ended	for The Year Ended	Expected to be
	December 31, 2007	December 31, 2007	Incurred

Smokeless Tobacco	$8,230	$27,772	$28,400-$30,100
Wine	-	322	400-500
All Other Operations	838	989	1,000-1,100

Total – reportable segments	9,068	29,083	$29,800-$31,700
Corporate (unallocated)	1,736	3,718	3,700-3,800

Total	$10,804	$32,801	$33,500-$35,500

Accrued restructuring charges are included on the “accounts payable and accrued expenses” line in the Consolidated Statement of Financial Position. A reconciliation of the changes in the liability balance since January 1, 2007 is presented below:

	One-Time	Contract	Other
	Termination	Termination	Restructuring
	Benefits	Costs	Costs	Total

Balance as of January 1, 2007	$4,349	$192	$52	$4,593
Add: restructuring charges incurred	3,184	102	7,518	10,804
Less: payments	(5,794)	(216)	(6,857)	(12,867)
Less: reclassified liabilities(1)	(96)	-	(713)	(809)

Balance as of December 31, 2007	$1,643	$78	$-	$1,721

(1) Represents liabilities associated with restructuring charges that have been recorded within other line items on the Consolidated Statement of Financial Position at December 31, 2007. The amount reflected in the “One-Time Termination Benefits” column relates to share-based compensation, which is included in additional paid-in capital. The amount reflected in the “Other Restructuring Costs” column relates to asset impairment charges which were reclassified as reductions to the respective asset categories.

21 – CONTINGENCIES

The Company has been named in certain health care cost reimbursement/third-party recoupment/class action litigation against the major domestic cigarette companies and others seeking damages and other relief. The complaints in these cases on their face predominantly relate to the usage of cigarettes; within that context, certain complaints contain a few allegations relating specifically to smokeless tobacco products. These actions are in varying stages of pretrial activities. The Company believes these pending litigation matters will not result in any material liability for a number of reasons, including the fact that the Company has had only limited involvement with cigarettes and the Company’s current percentage of total tobacco industry sales is relatively small. Prior to 1986, the Company manufactured some cigarette products which had a de minimis market share. From May 1, 1982 to August 1, 1994, the Company distributed a small volume of imported cigarettes and is indemnified against claims relating to those products.

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

Antitrust Litigation

Following a previous antitrust action brought against the Company by a competitor, Conwood Company L.P., the Company was named as a defendant in certain actions brought by indirect purchasers (consumers and retailers) in a number of jurisdictions. As indirect purchasers of the Company’s smokeless tobacco products during various periods of time ranging from January 1990 to the date of certification or potential certification of the proposed class, plaintiffs in those actions allege, individually and on behalf of putative class members in a particular state or individually and on behalf of class members in the applicable states, that the Company has violated the antitrust laws, unfair and deceptive trade practices statutes and/or common law of those states. In connection with these actions, plaintiffs sought to recover compensatory and statutory damages in an amount not to exceed $75 thousand per purported class member or per class member, and certain other relief. The indirect purchaser actions, as filed, were similar in all material respects.

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

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2007, the Company entered into a Settlement Agreement to resolve the Wisconsin class action. The court entered a judgment granting final approval of the Wisconsin Settlement Agreement in December 2007. In September 2007, the Company entered into a Settlement Agreement to resolve the California class action which has been preliminarily approved by the court (for additional details on the resolution of the California class action, see the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007).

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

To date, indirect purchaser actions in almost all of the jurisdictions have been resolved, including those subject to court approval. In January 2008, the Company entered into Settlement Agreements to resolve the New Hampshire action and the Massachusetts class action. For additional details, see Part I, Item 3, “Legal Proceedings.” In connection with the settlements of the New Hampshire action and Massachusetts class action, the Company recorded a charge of approximately $9 million. The charge reflects costs attributable to coupons that will be distributed to consumers, which will be redeemable on future purchases of the Company’s moist smokeless tobacco products, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlements. Notwithstanding the Company’s decision to enter into the settlements, the Company believes the facts and circumstances in the New Hampshire action and the Massachusetts class action would continue to support its defenses.

Notwithstanding the fact that the Company has chosen to resolve various indirect purchaser actions via settlements, the Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses, and, in the event that any such settlements do not receive final court approval, these actions will continue to be vigorously defended.

In addition, an unresolved action remains in the State of Pennsylvania. In the Pennsylvania action, which is pending in a federal court in Pennsylvania, the Third Circuit Court of Appeals has accepted the Company’s appeal of the trial court’s denial of the Company’s motion to dismiss the complaint. The Company continues to believe there is insufficient basis for plaintiffs’ complaint. For the plaintiffs in the foregoing action to prevail, they will have to obtain class certification. The plaintiffs in the above action also will have to obtain favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and it is, and will continue to be, vigorously defended.

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

Counsel for plaintiffs in the settlement of the Kansas and New York actions filed a motion for an additional amount of approximately $8.5 million in attorneys’ fees, expenses and costs, plus interest, beyond the previously agreed-upon amounts already paid by the Company. An evidentiary hearing on plaintiffs’ motion was held in April 2006. In August 2007, the court granted plaintiffs’ motion and entered judgment against the Company in the amount of approximately $3 million in additional attorneys’ fees and expenses, along with prejudgment interest on a portion of the award. In November 2007, the Company filed a Notice of Appeal of the judgment awarding additional attorneys’ fees, expenses and prejudgment interest. Subsequently, in November 2007, the Company entered into a Settlement Agreement relating to this additional award whereby the Company agreed to pay $2.8 million and dismiss its appeal in exchange for a satisfaction of judgment. In December 2007, plaintiffs provided a satisfaction of judgment and the court entered an order dismissing the Company’s appeal.

The liability associated with the Company’s estimated costs to resolve all indirect purchaser actions increased to approximately $75.4 million at December 31, 2007, from $12.9 million at December 31, 2006, primarily as a result of the charges recognized for the Wisconsin, California, New Hampshire and Massachusetts settlements, as well as the charge recognized in connection with the Kansas and New York settlement. Also contributing to the increase was a charge reflecting a change in the estimated redemption rate for coupons issued in conjunction with the resolution of certain states’ indirect purchaser antitrust actions. These increases were partially offset by actual coupon redemption, payments made in connection with the Wisconsin and California settlements and payments of administrative costs related to previous settlements.

One additional matter remains outstanding in connection with indirect purchaser actions.

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

The Company believes that the ultimate outcome of this matter will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to prevail, the effect of an adverse resolution could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such resolution, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the financial impact of this action, management is not able to estimate the amount of loss, if any, which could be associated with an adverse resolution.

22 – OTHER MATTERS

Tobacco Reform Act

On October 22, 2004, the “Fair and Equitable Tobacco Reform Act of 2004” (the “Tobacco Reform Act”) was enacted in connection with a comprehensive federal corporate reform and jobs creation bill. The Tobacco Reform Act effectively repeals all aspects of the U.S. federal government’s tobacco farmer support program, including marketing quotas and nonrecourse loans. Under the Tobacco Reform Act, the Secretary of Agriculture imposes quarterly assessments on tobacco manufacturers and importers, not to exceed a total of $10.1 billion over a ten-year period from the date of enactment. Amounts assessed by the Secretary are impacted by a number of allocation factors, as defined in the Tobacco Reform Act. These quarterly assessments are used to fund a trust to compensate, or “buy out,” tobacco quota farmers, in lieu of the

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

repealed federal support program. The Company does not believe that the assessments imposed under the Tobacco Reform Act will have a material adverse impact on its consolidated financial position, results of operations or cash flows in any reporting period. In 2007, 2006 and 2005, the Company recognized charges of approximately $3.6 million, $3.2 million and $4.2 million, respectively, associated with assessments required by the Tobacco Reform Act.

Smokeless Tobacco Master Settlement Agreement

In November 1998, the Company entered into the Smokeless Tobacco Master Settlement Agreement (“STMSA”) with the attorneys general of various states and U.S. territories to resolve the remaining health care cost reimbursement cases initiated against the Company. The STMSA required the Company to adopt various marketing and advertising restrictions and make payments potentially totaling $100 million, subject to a minimum 3 percent inflationary adjustment per annum, over a minimum of 10 years for programs to reduce youth usage of tobacco and combat youth substance abuse and for enforcement purposes. The period over which the payments were to be made was subject to various indefinite deferral provisions based upon the Company’s share of the smokeless tobacco segment of the overall tobacco market (as defined in the STMSA). As a result of these provisions, the Company was not able to previously estimate the value of the total remaining payments, as the provisions required annual determination of the Company’s segment share. As such, over the 10-year period, the payments were charged to expense in the period that the related shipments occurred, with disbursements in the following year. Total charges recorded in SA&A related to the STMSA in 2007, 2006 and 2005 were $18.4 million, $16.7 million and $14.8 million, respectively.

Acquisition

On September 11, 2007, the Company completed the acquisition of Stag’s Leap Wine Cellars and its signature Napa Valley, CA vineyards. Stag’s Leap Wine Cellars is one of the world’s most highly regarded winery estates, known for distinctive world-class wines, which includes its iconic brands Cask 23, Fay and S.L.V., as well as the Arcadia, Artemis, Karia and Hawk Crest labels. Consistent with the Company’s vision on being recognized as the premier fine wine company in the world, this acquisition provides additional prestige to the Wine segment’s acclaimed portfolio and is expected to contribute to the segment’s continued operating profit growth.

The acquisition of Stag’s Leap Wine Cellars was completed through one of the Company’s consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which the Company holds an 85 percent ownership interest, with a 15 percent minority ownership interest held by Antinori California (“Antinori”). Michelle-Antinori acquired 100 percent of Stag’s Leap Wine Cellars for total aggregate consideration of approximately $185 million, comprised of cash and assumed debt. The purchase price was based primarily on the estimated future operating results of the Stag’s Leap Wine Cellars business, as well as an estimated benefit from operating cost synergies. Concurrent with the closing of the acquisition, the Company repaid the entire amount of assumed debt, plus accrued interest. In connection with the acquisition, the Company provided short-term bridge financing to Antinori for its 15 percent share of the purchase price via a non-recourse loan bearing an interest rate of 7 percent. The full amount of the loan was repaid by Antinori in the third quarter of 2007.

The results of operations of the Stag’s Leap Wine Cellars business are reported in the Wine segment and have been included in the Consolidated Statement of Operations since the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed in connection with the Stag’s Leap Wine Cellars acquisition. This allocation represents the estimated fair values at the date of acquisition based upon valuations using management’s estimates and assumptions, reflecting the final determination of such amounts. Refinements from the previously reported allocation of the purchase price include increases in the values assigned to current assets and property, plant and equipment with a corresponding decrease to goodwill. The allocated purchase price includes direct acquisition costs of $1.9 million.

Current assets	$46,812
Property, plant and equipment	73,398
Intangible assets	52,040
Goodwill	21,166
Other assets	319

Total assets acquired	193,735

Current liabilities	11,150

Total liabilities assumed	11,150

Net assets acquired	$182,585

Of the $52 million of acquired intangible assets, $39.2 million was assigned to trademarks that are not subject to amortization. The remaining $12.8 million of acquired intangible assets are subject to amortization, and include customer relationships of $11 million (20-year useful life), customer lists of $1.5 million (seven-year useful life) and a non-compete agreement of $0.3 million (three-year useful life). The entire amount of goodwill is expected to be deductible for tax purposes. For additional information regarding goodwill and intangible assets, see Note 7, “Goodwill and Other Intangible Assets.”

In connection with the acquisition of Stag’s Leap Wine Cellars and the related formation of Michelle-Antinori, the Company provided a put right to Antinori, the non-controlling interest partner (“minority put arrangement”). The minority put arrangement provides Antinori with the right to require the Company to purchase its 15 percent ownership interest in Michelle-Antinori at a price based on a fixed multiple of Stag’s Leap Wine Cellars’ earnings before income taxes, depreciation, amortization and other non-cash items. The minority put arrangement becomes exercisable beginning on the third anniversary of the Stag’s Leap Wine Cellars acquisition (September 11, 2010). The Company accounts for the minority put arrangement as mandatorily redeemable securities under Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force Abstract Topic No. D-98, Classification and Measurement of Redeemable Securities, as redemption is outside of the control of the Company. Under this accounting model, to the extent the value of the minority put arrangement is greater than the minority interest reflected on the balance sheet (“traditional minority interest”), the Company recognizes the difference as an increase to the value of the minority interest, with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation. The Company also reflects any decreases to the amount in a similar manner, with the floor in all cases being the traditionally calculated minority interest balance as of that date. The Company values the put arrangement by estimating its redemption value as if the redemption date were the end of the current reporting period, using the most recent 12-month trailing earnings before income taxes, depreciation, amortization and other non-cash items. As of December 31, 2007, the value of the minority put arrangement did not exceed the traditional minority interest balance. Therefore, no adjustment was recognized in the Consolidated Statement of Financial Position or in the calculation of earnings per share.

UST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23 – QUARTERLY FINANCIAL DATA
(Unaudited)

	First	Second	Third	Fourth	Year

2007
Net sales	$447,018	$491,254	$479,612	$532,895	$1,950,779
Gross profit	331,365	364,405	353,143	377,291	1,426,204
Gain on sale of corporate headquarters	105,143	-	-	-	105,143
Antitrust litigation	122,100	-	3,158	11,853	137,111
Restructuring charges	3,520	3,908	1,677	1,699	10,804
Net earnings	107,513	139,971	133,600	139,189	520,273
Basic earnings per share*	0.67	0.88	0.85	0.90	3.30
Diluted earnings per share*	0.67	0.87	0.84	0.89	3.27
2006
Net sales	$433,641	$472,900	$458,649	$485,721	$1,850,911
Gross profit	329,431	360,486	342,794	352,112	1,384,823
Antitrust litigation	1,350	-	-	675	2,025
Restructuring charges	-	-	17,495	4,502	21,997
Net earnings	115,913	134,655	118,085	137,203	505,856
Basic earnings per share*	0.72	0.84	0.74	0.86	3.15
Diluted earnings per share*	0.71	0.83	0.73	0.85	3.12

* Quarterly earnings per share amounts are based on average shares outstanding during each quarter and, therefore, may not equal the total calculated for the full year.

As indicated in the tables above, results for certain quarters included the impact of pre-tax restructuring and antitrust litigation charges. Restructuring charges were incurred in connection with the Company’s cost-reduction initiative, Project Momentum. See Note 20, “Restructuring”, for further information regarding Project Momentum. Antitrust litigation charges represent estimated costs of resolving various indirect purchaser antitrust cases. See Note 21, “Contingencies”, for further information on antitrust litigation.

Results for the fourth quarter of 2007 and 2006 included the reversal of $1 million and $4.7 million, respectively, of tax accruals attributable to completed income tax audits and the expiration of certain statutes of limitation.

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

Report of Management on Internal Control over Financial Reporting

The Company hereby incorporates by reference the Report of Management on Internal Control over Financial Reporting included in Part II, “Item 8 – Financial Statements and Supplementary Data.”

Attestation Report of Independent Registered Public Accounting Firm

The Company hereby incorporates by reference the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting included in Part II, “Item 8 – Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B — Other Information

Not applicable.

PART III

Item 10 — Directors, Executive Officers and Corporate Governance

The Company hereby incorporates by reference the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K which is contained under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in its Notice of 2008 Annual Meeting and Proxy Statement.

The Company hereby incorporates by reference the information with respect to the names, ages and business experience of the directors of the Company which is contained in the table and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2008 Annual Meeting and Proxy Statement.

Executive Officers of the Registrant

The name, current position with the Company, age and business experience of each executive officer of the Company as of January 31, 2008 is set forth below:

Name	Current Position	Age

Murray S. Kessler	Chairman of the Board, Chief Executive Officer and President	48
Raymond P. Silcock	Senior Vice President and Chief Financial Officer	57
Richard A. Kohlberger	Senior Vice President, General Counsel, Secretary and Chief Administrative Officer	62
Theodor P. Baseler	President – International Wine & Spirits Ltd.	53
Daniel W. Butler	President – U.S. Smokeless Tobacco Company	48

None of the executive officers of the Company has any family relationship to any other executive officer, director of the Company or nominee for election as director.

After election, all executive officers of the Company serve until the next annual organization meeting of the Board of Directors or until their successors are elected and qualified. All of the executive officers of the Company have been employed continuously by it for more than five years, except for Messrs. Butler and Silcock who joined the Company in 2004 and 2007, respectively.

Mr. Kessler has served as Chairman of the Board since January 1, 2008 and has served as President and Chief Executive Officer of the Company since January 1, 2007. He served as President and Chief Operating Officer from November 3, 2005 to December 31, 2006. He served as President of U.S. Smokeless Tobacco Company (“USSTC”) from April 6, 2000 to November 2, 2005. He has been employed by the Company since January 3, 2000.

Mr. Silcock has served as Senior Vice President and Chief Financial Officer of the Company since August 6, 2007. He served as Executive Vice President and Chief Financial Officer of Swift & Company from 2006 to July 13, 2007. Mr. Silcock previously served as Executive Vice President and Chief Financial Officer of Cott Corporation from 1998 to 2005. Mr. Silcock has been employed by the Company since August 6, 2007.

Mr. Kohlberger has served as Senior Vice President, General Counsel and Chief Administrative Officer of the Company since January 1, 2007, and has served as its Secretary since September 17, 2007. He served as Senior Vice President, General Counsel and Secretary of the Company from January 10, 2005 to December 31, 2006. He served as Senior Vice President from October 29, 1990 to January 9, 2005. He has been employed by the Company since October 9, 1978.

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

Code of Ethics

The Company has adopted a Code of Ethics for senior officers (the “Code”) that applies to its principal executive officer, principal financial officer and principal accounting officer (Controller). The Code is available on the Company’s website at www.ustinc.com under the heading “Investors/Corporate Governance/Codes of Conduct.” A free copy of the Code will be made available to any stockholder upon oral or written request addressed to the Secretary at UST Inc., 6 High Ridge Park, Building A, Stamford, Connecticut 06905. The Company will post promptly on its website any amendment to the Code or waiver of a provision thereunder, rather than filing with the SEC any such amendment or waiver as part of a Current Report on Form 8-K. The Company has also adopted a Directors’ Code of Responsibility and a Code of Corporate Responsibility applicable to all employees. These codes are also posted on the Company’s website and are similarly available from the Company.

Director Nomination Procedures

The Company hereby incorporates by reference the information with respect to director nomination procedures which is contained under the caption “Director Nomination Procedures” in its Notice of 2008 Annual Meeting and Proxy Statement.

Audit Committee Matters

The Company hereby incorporates by reference the information with respect to its Audit Committee and the “Audit Committee Financial Expert” which is contained under the caption “Committees of the Board” in its Notice of 2008 Annual Meeting and Proxy Statement.

Item 11 — Executive Compensation

The Company hereby incorporates by reference the information with respect to executive compensation contained in the tables, related notes thereto and the accompanying text set forth under the caption “Executive Compensation,” and the information with respect to Compensation Committee interlocks and insider participation which is contained under the caption “Committees of the Board.” The information contained under the caption “Compensation Committee Report” in its Notice of 2008 Annual Meeting and Proxy Statement is incorporated herein by reference in response to this Item.

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company hereby incorporates by reference the information with respect to the security ownership of management which is contained in the table and the accompanying text set forth under the caption “Election of Directors” in its Notice of 2008 Annual Meeting and Proxy Statement.

In addition, the Company hereby incorporates by reference the information with respect to the security ownership of persons known to the Company to beneficially own more than 5 percent of the Company’s outstanding stock, which is contained under the caption “Beneficial Ownership of Common Stock” in its Notice of 2008 Annual Meeting and Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans under which securities may be issued as of December 31, 2007. The securities which may be issued consist solely of UST Inc. Common Stock.

Number of
Securities
Remaining
	Number of	Weighted-	Available for
	Securities to be	Average	Future Issuance
	Issued Upon	Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)(3)	(c)

Equity compensation plans approved by security holders	4,479,647 (1)	$36.47	9,030,518
Equity compensation plans not approved by security holders(2)	3,440	$50.91	-
Total	4,483,087	$36.48	9,030,518

(1) Consists of 310,000 shares issuable upon exercise of outstanding stock options, 409,525 shares issuable upon vesting of outstanding restricted stock, 222,448 shares issuable upon conversion of outstanding restricted stock units and 32,979 shares issuable upon conversion of outstanding deferred stock under the UST Inc. 2005 Long-Term Incentive Plan (“2005 LTIP”). In addition, 1,318,300 shares issuable upon exercise of outstanding stock options and 115,500 shares issuable upon vesting of outstanding restricted stock under the UST Inc. Amended and Restated Stock Incentive Plan (formerly the UST Inc. 2001 Stock Option Plan) are included in the above total. Also included in the total are 2,026,400 shares and 44,495 shares issuable upon exercise of outstanding stock options under the 1992 Stock Option Plan and the Nonemployee Directors’ Stock Option Plan, respectively.

(2) Includes the Nonemployee Directors’ Restricted Stock Award Plan.

(3) Represents the weighted-average grant date fair value of restricted stock and restricted stock units and the weighted-average exercise price of options outstanding at December 31, 2007.

Item 13 — Certain Relationships and Related Transactions, and Director Independence

The Company hereby incorporates by reference information with respect to indebtedness of management which is contained in the table and the accompanying text set forth under the caption “Indebtedness of Management,” and with respect to the Company’s policies and procedures for the review and approval of transactions in which a related party is known to have a direct or indirect interest, the information under the caption “Policy Governing Related Party Transactions” in its Notice of 2008 Annual Meeting and Proxy Statement.

In addition, the Company hereby incorporates by reference information with respect to the independence of directors which is contained under the caption “Director Independence” in its Notice of 2008 Annual Meeting and Proxy Statement.

Item 14 — Principal Accountant Fees and Services

The Company hereby incorporates by reference the information required herein which is contained under the captions entitled “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval Policies and Procedures” in its Notice of 2008 Annual Meeting and Proxy Statement.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

Documents filed as part of this Report:

UST Inc. Schedule II – Valuation and Qualifying Accounts For the Years 2007, 2006 and 2005
(Dollars in thousands)

	Balance at			Balance at
	Beginning			End
	of Period	Additions	Deductions	of Period

Year ended December 31, 2007:
Deducted from accounts receivable:
Allowance for doubtful accounts	$99	$59	$(34)	$124
Deducted from inventories:
Reserve for inventory obsolescence	2,730	2,255	(1,124)	3,861

Year ended December 31, 2006:
Deducted from accounts receivable:
Allowance for doubtful accounts	79	26	(6)	99
Deducted from inventories:
Reserve for inventory obsolescence	2,995	2,053	(2,318)	2,730

Year ended December 31, 2005:
Deducted from accounts receivable:
Allowance for doubtful accounts	513	236	(670)	79
Deducted from inventories:
Reserve for inventory obsolescence	2,424	3,567	(2,996)	2,995

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

The following exhibits are filed by the Company pursuant to Item 601 of Regulation S-K:

2.1 – Interest Purchase Agreement by and among Stag’s Leap Wine Cellars, Stag’s Leap Vineyards, L.P., Rainbowday, LLC and Michelle-Antinori, LLC, dated as of July 27, 2007, excluding exhibits and disclosure schedules, incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarter ended June 30, 2007.

3.1 – Restated Certificate of Incorporation, dated May 1, 2007, incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2007.

3.2 – By-Laws adopted on December 23, 1986, amended and restated effective October 22, 1998, amended August 4, 2005, amended and restated effective January 1, 2007, incorporated by Reference to Exhibit 3.1 to Form 8-K dated November 2, 2006.

4.1 – Indenture dated as of May 27, 1999, between UST Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended June 30, 1999.

4.2 – Form of certificate of 7.25% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement Filed on August 16, 1999.

4.3 – Form of certificate of Floating Rate Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on August 16, 1999.

4.4 – Form of certificate of 8.80% Senior Note, incorporated by reference to Exhibit 4.3 to Form S-4 Registration Statement filed on May 12, 2000.

4.5 – Form of certificate of 6.625% Senior Note, incorporated by reference to Exhibit 4.2 to Form S-4 Registration Statement Filed on November 6, 2002.

10.1 – $200,000,000 Bridge Credit Agreement, dated as of December 19, 2007, among UST Inc., as the Borrower, various financial institutions and other persons from time to time parties thereto, as the Lenders, Morgan Stanley Senior Funding, Inc., as the Administrative Agent for the Lenders, and Lehman Brothers Inc., as Syndication Agent, with Morgan Stanley Senior Funding, Inc. and Lehman Brothers Inc. as Joint Lead Arrangers and Joint Book Runners, excluding exhibits and schedules, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 19, 2007.

10.2 – $300,000,000 Five-Year Revolving Credit Agreement, dated as of June 29, 2007, among UST Inc., certain financial institutions and other persons from time to time parties thereto (the “Lenders”) and Citibank, N.A., as the Administrative Agent for the Lenders, Citigroup Global Markets Inc. and The Bank of Nova Scotia, as Joint Lead Arrangers and Joint Book Runners and The Bank of Nova Scotia, Calyon New York Branch, PNC Bank, National Association, US Bank, National Association and Citizens Bank of Massachusetts, as Co-Syndication Agents, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 3, 2007.

10.3* – Non-Competition and Release Agreement, dated April 6, 2007, between UST Inc. and Robert T. D’Alessandro, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 6, 2007.

10.4* – Severance Agreement, dated June 23, 2006, by and between UST Inc. and Robert T. D’Alessandro, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 27, 2006.

10.5* – Form of Notice of Grant and Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed May 4, 2007.

10.6* – Agreement, dated July 20, 2007, by and between UST Inc. and Raymond P. Silcock, incorporated by reference to Exhibit 10.1 to Form 8-K filed July 23, 2007.

10.7* – Form of Notice of Grant and Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 3, 2007.

10.8* – Form of Notice of Grant and Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Form 8-K filed August 3, 2007.

10.9* – Subsequent Agreement, dated February 8, 2005, by and between the Company and Richard H. Verheij, a former Executive Officer, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 9, 2005.

10.10* – Employment Agreement entered into on December 14, 2000 between the Company and Richard H. Verheij, a former Executive Officer, incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 2000.

10.11* – Employment Agreement entered into on June 30, 2000 between the Company and Richard A. Kohlberger, an Executive Officer, incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 2000.

10.12* – Form of Severance Agreement dated October 27, 1986 between the Company and certain officers, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 1986.

10.13* – 1992 Stock Option Plan, as amended and restated as of December 9, 1999, and incorporated by reference to Exhibit A to 2000 Notice of Annual Meeting and Proxy Statement dated March 20, 2000.

10.14* – 2001 Stock Option Plan, as amended and restated and renamed the Stock Incentive Plan, as of February 20, 2003, incorporated by reference to Appendix II to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.

10.15* – UST Inc. Incentive Compensation Plan, as amended and restated as of January 1, 2003, incorporated by reference to Appendix I to 2003 Notice of Annual Meeting and Proxy Statement dated March 27, 2003.

10.16* – Amendment to UST Inc. Incentive Compensation Plan adopted on October 15, 2003, incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2003.

10.17* – Officers’ Supplemental Retirement Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2003.

10.18* – Nonemployee Directors’ Retirement Plan, as amended and restated as of January 1, 2002, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 2001.

10.19* – Directors’ Supplemental Medical Plan, as amended and restated as of February 16, 1995, incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.

10.20* – Nonemployee Directors’ Stock Option Plan effective May 2, 1995, incorporated by reference to Exhibit A to 1995 Notice of Annual Meeting and Proxy Statement dated March 24, 1995.

10.21* – Amendment to Nonemployee Directors’ Stock Option Plan, effective June 30, 2000, incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 2000.

10.22* – Nonemployee Directors’ Restricted Stock Award Plan effective January 1, 1999, and incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1998.

10.23* – Form of Notice of Grant and Nonstatutory Stock Option Agreement between the Company and certain officers, incorporated by reference to Exhibit 10.1 to Form 8-K filed September 16, 2004.

10.24* – Restricted Stock Agreement, by and between the Company and Murray S. Kessler, an Executive Officer, as amended and restated effective September 13, 2004, incorporated by reference to Exhibit 10.2 to Form 8-K filed September 16, 2004.

10.25* – Severance Agreement, dated September 13, 2004, by and among the Company, U.S. Smokeless Tobacco Company and Murray S. Kessler, incorporated by reference to Exhibit 10.3 to Form 8-K filed September 16, 2004.

10.26* – Amendment dated November 3, 2005 to Agreement, dated September 13, 2004, by and among the Company, U.S. Smokeless Tobacco Company and Murray S. Kessler, an Executive Officer, incorporated by reference to Exhibit 10.2 to Form 8-K filed November 8, 2005.

10.27* – Form of Notice of Grant and Restricted Stock Agreement between the Company and certain officers dated October 27, 2004, incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 2004.

10.28* – Form of Notice of Grant and Restricted Stock Agreement between the Company and Murray S. Kessler dated January 3, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2005.

10.29* – Summary of Nonemployee Director Compensation, dated February 17, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005.

10.30* – Form of Nonemployee Director Stock Option Agreement dated February 16, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K filed February 22, 2005.

10.31* – Form of Amendment to Option Award Agreement, dated December 31, 2005, by and between the Company and certain officers of the Company or its subsidiaries, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 13, 2005.

10.32* – UST Inc. Long-Term Incentive Plan, as amended and restated effective December 7, 2005, incorporated by reference to Exhibit 10.2 to Form 8-K filed December 13, 2005.

10.33* – Amendment to the UST Inc. Long-Term Incentive Plan, dated December 7, 2006, incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended December 31, 2006.

10.34* – Amendment to the UST Inc. Long-Term Incentive Plan, dated August 2, 2007, incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2007.

10.35* – Form of Notice of Grant and Restricted Stock Agreement between the Company and certain officers, incorporated by reference to Exhibit 10.3 to Form 8-K filed December 13, 2005.

10.36* – Form of Notice of Grant and Stock Option Agreement between the Company and Daniel W. Butler, incorporated by reference to Exhibit 10.4 to Form 8-K filed December 13, 2005.

10.37* – Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed August 10, 2005.

10.38* – UST Inc. Director Deferral Program, incorporated by reference to Exhibit 10.1 to Form 8-K filed April 10, 2006.

10.39* – Severance Agreement, dated June 23, 2006, by and among UST Inc., U.S. Smokeless Tobacco Company and Daniel W. Butler, incorporated by reference to Exhibit 10.2 to Form 8-K filed June 27, 2006.

10.40* – Severance Agreement, dated June 23, 2006, by and among UST Inc., International Wine & Spirits Ltd. and Theodor P. Baseler, incorporated by reference to Exhibit 10.3 to Form 8-K filed June 27, 2006.

10.41* – Employment Agreement, dated December 7, 2006, by and between UST Inc. and Murray S. Kessler, incorporated by reference to Exhibit 10.1 to Form 8-K filed December 11, 2006.

10.42* – Form of Notice of Grant and Restricted Stock Agreement between the Company and Daniel W. Butler, incorporated by reference to Exhibit 10.2 to Form 8-K filed December 11, 2006.

10.43 – Purchase and Sale Agreement, by and between UST Inc. and Antares 100WP LLC, incorporated by reference to Exhibit 10.1 to Form 8-K filed February 2, 2007.

21 – Subsidiaries of UST Inc.

23 – Consent of Independent Registered Public Accounting Firm.

31.1 – Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2 – Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of the rules governing the preparation of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UST Inc.

Date: February 22, 2008

By:	/s/ MURRAY S. KESSLER
Murray S. Kessler
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

February 22, 2008	Director, Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	/s/ MURRAY S. KESSLER Murray S. Kessler

February 22, 2008	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ RAYMOND P. SILCOCK Raymond P. Silcock

February 22, 2008	Vice President and Controller (Principal Accounting Officer)	/s/ JAMES D. PATRACUOLLA James D. Patracuolla

February 22, 2008	Director	/s/ JOHN D. BARR John D. Barr

February 22, 2008	Director	/s/ JOHN P. CLANCEY John P. Clancey

February 22, 2008	Director	/s/ PATRICIA DIAZ DENNIS Patricia Diaz Dennis

February 22, 2008	Director	/s/ JOSEPH E. HEID Joseph E. Heid

February 22, 2008	Director	/s/ PETER J. NEFF Peter J. Neff

February 22, 2008	Director	/s/ ANDREW J. PARSONS Andrew J. Parsons

February 22, 2008	Director	/s/ RONALD J. ROSSI Ronald J. Rossi

February 22, 2008	Director	/s/ LAWRENCE J. RUISI Lawrence J. Ruisi