Form 10-Q
period 2008-03-31
UST INC
filed 2008-05-07
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of Common Shares ($.50 par value) outstanding at April 30, 2008 147,837,297

UST Inc.
(the “Registrant” or the “Company”)

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$50,460	$73,697
Accounts receivable	59,880	60,318
Inventories
Leaf tobacco	194,368	202,137
Products in process	255,695	258,814
Finished goods	150,446	163,247
Other materials and supplies	24,691	22,365

Total inventories	625,200	646,563
Deferred income taxes	24,695	26,737
Income taxes receivable	—	8,663
Prepaid expenses and other current assets	28,552	30,296

Total current assets	788,787	846,274
Property, plant and equipment, net	504,647	505,101
Deferred income taxes	39,513	35,972
Goodwill	28,184	28,304
Intangible assets, net	55,941	56,221
Other assets	18,711	15,206

Total assets	$1,435,783	$1,487,078

Liabilities and stockholders’ deficit:
Current liabilities:
Short term borrowings	$110,000	$—
Accounts payable and accrued expenses	189,453	324,814
Income taxes payable	57,796	—
Litigation liability	26,363	75,360

Total current liabilities	383,612	400,174
Long-term debt	1,140,000	1,090,000
Postretirement benefits other than pensions	83,354	81,668
Pensions	154,847	150,318
Income taxes payable	38,480	38,510
Other liabilities	26,579	18,610

Total liabilities	1,826,872	1,779,280
Contingencies (see Note 14)
Minority interest and put arrangement	28,207	28,000

Stockholders’ deficit:

Capital stock (1)	105,674	105,635
Additional paid-in capital	1,102,004	1,096,923
Retained earnings	805,173	773,829
Accumulated other comprehensive loss	(48,701)	(45,083)

	1,964,150	1,931,304
Less treasury stock (2)	2,383,446	2,251,506

Total stockholders’ deficit	(419,296)	(320,202)

Total liabilities and stockholders’ deficit	$1,435,783	$1,487,078

(1)	Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 211,347,172 shares at March 31, 2008 and 211,269,622 shares at December 31, 2007. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	62,759,096 shares and 60,332,966 shares of treasury stock at March 31, 2008 and December 31, 2007, respectively.
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$472,714	$447,018

Costs and expenses:
Cost of products sold	117,393	103,127
Excise taxes	13,963	12,526
Selling, advertising and administrative	128,640	133,060
Restructuring charges	412	3,520
Antitrust litigation	—	122,100

Total costs and expenses	260,408	374,333
Gain on sale of corporate headquarters building	—	105,143

Operating income	212,306	177,828
Interest, net	17,677	9,575

Earnings before income taxes	194,629	168,253
Income tax expense	69,295	60,740

Net earnings	$125,334	$107,513

Net earnings per share:
Basic	$0.84	$0.67
Diluted	0.83	0.67

Dividends per share	$0.63	$0.60

Average number of shares:
Basic	149,078	159,970
Diluted	150,385	161,578
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Operating Activities:
Net earnings	$125,334	$107,513
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	13,124	11,321
Share-based compensation expense	2,253	2,104
Excess tax benefits from share-based compensation	(593)	(5,527)
Gain on sale of corporate headquarters	—	(105,143)
Gain on disposition of property, plant and equipment	(1,308)	(1,528)
Amortization of imputed rent on corporate headquarters	—	963
Deferred income taxes	449	(3,546)
Changes in operating assets and liabilities:
Accounts receivable	438	1,066
Inventories	21,363	8,394
Prepaid expenses and other assets	3,439	(1,905)
Accounts payable, accrued expenses, pensions and other liabilities	(109,299)	(90,070)
Income taxes	66,581	57,132
Litigation liability	(48,997)	119,664

Net cash provided by operating activities	72,784	100,438

Investing Activities:
Short-term investments, net	—	(8,200)
Purchases of property, plant and equipment	(12,646)	(4,650)
Proceeds from dispositions of property, plant and equipment	463	130,187
Investment in joint venture	(13)	39

Net cash (used in) provided by investing activities	(12,196)	117,376

Financing Activities:
Revolving credit facility repayments, net	(140,000)	—
Proceeds from the issuance of debt	296,307	—
Change in book cash overdraft	(17,674)	—
Excess tax benefits from share-based compensation	593	5,527
Proceeds from the issuance of stock	2,723	20,932
Dividends paid	(93,834)	(96,315)
Stock repurchased	(131,940)	(50,029)

Net cash used in financing activities	(83,825)	(119,885)

(Decrease) increase in cash and cash equivalents	(23,237)	97,929
Cash and cash equivalents at beginning of year	73,697	254,393

Cash and cash equivalents at end of the period	$50,460	$352,322

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Income taxes	$2,734	$7,225
Interest	$22,874	$19,875
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of UST Inc. (the “Company”) and all of its subsidiaries after the elimination of intercompany accounts and transactions. The Company provides for minority interests in consolidated companies in which the Company’s ownership is less than 100 percent. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).
2 — RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and, as such, the Company plans to adopt the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption will not impact the Company’s results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R), replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied on a prospective basis and, for the Company, would be effective for any business combination transactions with an acquisition date on or after January 1, 2009. The impact that the adoption of this pronouncement may have on the Company’s results of operations and financial condition will depend on the nature and extent of any business combinations subsequent to its effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. The Company adopted the provisions of SFAS No. 159 on January 1, 2008, as required. The adoption of SFAS No. 159 did not have an impact on the Company’s results of operations or financial condition, as the Company has not elected to measure any eligible items at fair value.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing GAAP requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, as required. See Note 12, “Derivative Instruments and Hedging Activities,” for more details.
3 — CAPITAL STOCK
The Company repurchased approximately 2.4 million shares of outstanding common stock at a cost of approximately $131.9 million during the three months ended March 31, 2008. Of the total shares repurchased, 1.9 million shares were repurchased at a cost of $104.8 million pursuant to the Company’s authorized program, approved in December 2004, bringing the total repurchases of outstanding common stock under the program to the authorized maximum of 20 million shares. The cumulative cost of repurchases under the completed program was approximately $1 billion. The remaining 0.5 million shares repurchased during the three months ended March 31, 2008 were made pursuant to a new program to repurchase up to 20 million shares of the Company’s outstanding common stock, which was authorized by the Company’s Board of Directors in December 2007. As of March 31, 2008, the cumulative cost of the 0.5 million shares repurchased under the new program was approximately $27.1 million.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense related to share-based awards is recognized over the requisite service period, which is generally the vesting period.
The following table provides a breakdown by line item of the pre-tax share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2008 and 2007, respectively, as well as the related income tax benefit and amounts capitalized as a component of inventory for each period.

	Three Months Ended
	March 31,
	2008	2007
Selling, advertising and administrative expense	$2,099	$1,951
Cost of products sold	154	144
Restructuring charges (1)	—	9

Total pre-tax share-based compensation expense	$2,253	$2,104

Income tax benefit	$821	$809
Capitalized as inventory	26	31

(1)	Represents share-based compensation expense recognized in connection with one-time termination benefits provided to employees affected by Project Momentum, the Company’s previously announced cost-reduction initiative. See Note 13 – “Restructuring” for additional information regarding Project Momentum.
A summary of the status of restricted stock and restricted stock units for the three months ended March 31, 2008 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted average		Weighted average
	Number of	grant-date fair	Number of	grant-date fair
	Shares	value per share	Shares	value per share

Nonvested at January 1, 2008	386,640	$46.56	222,448	$43.87
Granted	112,325	$52.00	—	—
Forfeited	(10,400)	$49.52	(1,994)	$43.51
Vested	(1,470)	$51.34	(1,893)	$40.92

Nonvested at March 31, 2008	487,095	$47.74	218,561	$43.89

In January 2008, performance targets were established for 112,325 restricted shares that were originally awarded in May 2007 and August 2007. In accordance with SFAS No. 123(R), the grant date for these awards, for purposes of measuring compensation expense, occurred in January 2008 when the performance measures were established, as that is when both the Company and the award recipients had a mutual understanding of the key terms and conditions of the awards.
During the three months ended March 31, 2008, 0.1 million options were exercised with a weighted-average exercise price of $31.85. At March 31, 2008, there were 3.6 million options outstanding, of which 3.4 million options were exercisable, with weighted-average exercise prices of $34.23 and $32.96, respectively.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5 — EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), as amended by SFAS No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), the following provides the components of net periodic benefit cost for the three months ended March 31, 2008 and 2007, respectively:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Service cost	$4,780	$4,758	$1,080	$1,302
Interest cost	8,716	8,263	1,253	1,336
Expected return on plan assets	(7,357)	(7,282)	—	—
Amortization of unrecognized transition asset	—	(2)	—	—
Amortization of prior service cost (credit)	23	18	(1,042)	(1,229)
Recognized actuarial loss	542	804	150	274
Curtailment and special termination benefits	—	1,974	—	—

Net periodic benefit cost	$6,704	$8,533	$1,441	$1,683

During the first quarter of 2007, the Company recorded a charge for special termination benefits related to its defined benefit pension plans in connection with an executive officer’s separation from service.
As previously disclosed in the 2007 Form 10-K, the Company expects to contribute $7.7 million to its non-qualified defined benefit pension plans in 2008, of which approximately $1.8 million was contributed during the first quarter of 2008.
In the fourth quarter of 2007, the Company amended its retiree health and welfare plans to limit the annual increase in costs subsidized by the Company to the annual percentage increase in the consumer price index. This amendment, which was effective beginning January 1, 2008, had a favorable impact on the calculation of the Company’s 2008 net periodic benefit cost.
6 — INCOME TAXES
The Company’s income tax provision takes into consideration pre-tax income, statutory tax rates and the Company’s tax profile in the various jurisdictions in which it operates. The tax bases of the Company’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company recognizes tax benefits in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).
As of March 31, 2008 and December 31, 2007, the total liability for unrecognized tax benefits was $38.1 million and $39.2 million, respectively, representing the gross tax liability for all jurisdictions. Approximately $0.8 million of this liability, net of federal tax benefit, is included on the “income taxes payable” line in the current liabilities section of the Condensed Consolidated Statement of Financial Position

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
as of March 31, 2008, while approximately $0.9 million of this liability, net of federal tax benefit, is included on the “income taxes receivable” line of the Condensed Consolidated Statement of Financial Position as of December 31, 2007. The remaining $37.3 million and $38.3 million of this liability, net of federal tax benefit, as of March 31, 2008 and December 31, 2007, respectively, is reported on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company recognizes accruals of interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized approximately $0.8 million in interest and penalties during each of the three month periods ended March 31, 2008 and 2007. As of March 31, 2008 and December 31, 2007, the Company had a liability of approximately $11.5 million and $10.7 million, respectively, for the payment of interest and penalties. As of March 31, 2008, approximately $0.2 million of this liability is included on the “income taxes payable” line in the current liabilities section of the Condensed Consolidated Statement of Financial Position while, as of December 31, 2007, approximately $0.2 million of this liability is included on the “income taxes receivable” line of the Condensed Consolidated Statement of Financial Position. The remaining balance for both periods is included on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company continually and regularly evaluates, assesses and adjusts its accruals for income taxes in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $38.1 million of unrecognized tax benefits as of March 31, 2008, approximately $20 million would impact the annual effective tax rate if such amounts were recognized. The remaining $18.1 million of unrecognized tax benefits relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Based on information obtained to date, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $10.1 million within the next 12 months due to negotiated resolution payments, lapses in statutes of limitations and the resolution of various examinations in multiple state jurisdictions.
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
The Company’s effective tax rate decreased to 35.6 percent for the first quarter of 2008, from 36.1 percent for the first quarter of 2007, as a result of $1 million of income tax accrual reversals in the current year primarily due to the expiration of certain statutes of limitations.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three Months Ended March 31,
	2008	2007
Net Sales to Unaffiliated Customers
Smokeless Tobacco	$373,593	$367,433
Wine (3)	86,166	68,776
All Other	12,955	10,809

Net sales	$472,714	$447,018

Operating Profit (1)
Smokeless Tobacco (2)	$203,602	$70,990
Wine (3)	11,328	11,144
All Other	4,697	3,996

Operating profit	219,627	86,130
Gain on Sale of Corporate Headquarters Building	—	105,143
Corporate expenses (1)	(7,321)	(13,445)
Interest, net	(17,677)	(9,575)

Earnings before income taxes	$194,629	$168,253

(1)	Operating profit for each reportable segment and corporate expenses for all periods presented reflect the impact of restructuring charges, as applicable. See Note 13, “Restructuring,” for additional information.

(2)	For the three months ended March 31, 2007, Smokeless Tobacco segment operating profit includes antitrust litigation charges of $122.1 million. See Note 17, “Other Matters,” for additional information. There were no antitrust litigation charges recorded for the three months ended March 31, 2008.

(3)	Amounts reported in the Wine segment for the three months ended March 31, 2008 reflect the acquisition of Stag’s Leap Wine Cellars, which was acquired in September 2007.
The Company’s identifiable assets by reportable segment as of March 31, 2008 did not change significantly from amounts appearing in the December 31, 2007 Consolidated Segment Information (See the 2007 Form 10-K), with the exception of corporate assets which reflect a decrease in cash and cash equivalents.
8 — ASSETS HELD FOR SALE
In March 2008 and January 2007, the Company sold winery properties located in the State of Washington for net proceeds of $1.8 million and $3.1 million, respectively, resulting in pre-tax gains of $1.4 million and $2 million, respectively, which were recorded as a reduction to selling, advertising and administrative (“SA&A”) expenses in the Condensed Consolidated Statement of Operations. The net proceeds from the March 2008 property sale included cash of approximately $0.4 million and a note receivable of approximately $1.4 million, which has a three-year term.
In March 2007, the Company finalized the sale of its corporate headquarters for cash proceeds of $130 million, as well as a below-market, short-term lease with an imputed fair market value of approximately

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$6.7 million. This sale resulted in a pre-tax gain of approximately $105 million, which is reported on the “gain on sale of corporate headquarters building” line in the Condensed Consolidated Statement of Operations.
At March 31, 2008 and December 31, 2007, the Company did not have any assets classified as held for sale.
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
The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net earnings	$125,334	$107,513

Denominator:
Denominator for basic earnings per share — weighted-average shares	149,078	159,970
Dilutive effect of share-based awards	1,307	1,608

Denominator for diluted earnings per share	150,385	161,578

Basic earnings per share	$0.84	$0.67

Diluted earnings per share	$0.83	$0.67

Options to purchase ten thousand shares of common stock outstanding as of March 31, 2008 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.
10 — COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, the change in the fair value of derivatives designated as effective cash flow hedges and changes

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in deferred components of net periodic pension and other postretirement benefit costs. For the first quarter of 2008 and 2007, total comprehensive income, net of taxes, amounted to $121.7 million and $107.5 million, respectively.
11 — PURCHASE COMMITMENTS
As of March 31, 2008, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.
During the three months ended March 31, 2008, the Company completed $10.6 million in leaf tobacco purchases under contracts outstanding at December 31, 2007. As of March 31, 2008, the Company has contractual obligations of approximately $67.7 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products, the majority of which are expected to be fulfilled by the end of 2008.
Purchase commitments under contracts to purchase grapes for the periods beyond one year are subject to variability resulting from potential changes in applicable grape market price indices. The following table presents a summary of the net change in the Company’s future payment obligations since January 1, 2008, and the balance of such commitments at March 31, 2008, for the purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions:

	2008	2009	2010	2011	2012	Thereafter	Total

Grape commitments - January 1, 2008	$73,623	$73,067	$72,713	$62,490	$36,742	$93,356	$411,991
Net increase	74	—	—	—	—	—	74

Grape commitments - March 31, 2008	$73,697	$73,067	$72,713	$62,490	$36,742	$93,356	$412,065

12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 via a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at March 31, 2008 was a net liability of $9.9 million, based upon analysis derived from relevant observable market inputs, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at March 31, 2008 included the accumulated loss on the cash flow hedge (net of taxes) of $6.5 million, which reflects $2.5 million of other comprehensive loss recognized for the three months ended March 31, 2008, in connection with the change in fair value of the swap.
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2008 was a net liability of $2.7 million, based upon analysis derived from relevant observable market inputs, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at March 31, 2008 included the accumulated loss on the cash flow hedge (net of taxes) of $1.7 million, which reflects the $0.8 million of other comprehensive loss recognized for the three months ended March 31, 2008, in connection with the change in fair value of the swap.
In the first quarter of 2008, the Company entered into foreign currency forward and option contracts. Such contracts have been designated as effective cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with anticipated oak barrel purchases for its wine operations. The aggregate fair value of the foreign currency forward and options contracts is presented in the table below. The amounts reflected in net earnings and accumulated other comprehensive loss during the three months ended March 31, 2008 with respect to these contracts were not material.
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:
Level 1 – Unadjusted quoted market prices in active markets for identical assets and liabilities.
Level 2 – Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3 – Prices or valuations that require inputs that are both significant to the measurement and unobservable.
In accordance with the provisions of SFAS No. 157, the following table presents the fair value measurements for the Company’s derivative financial instruments at March 31, 2008, grouped by the level within the fair value hierarchy under which the measurement falls:

		Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	March 31,	identical assets	observable inputs	inputs
	2008	(level 1)	(level 2)	(level 3)
Liabilities
Derivatives — swaps	$12,601	$—	$12,601	$—

Total	$12,601	$—	$12,601	$—

Assets
Derivatives - foreign currency hedges	$479	$—	$479	$—

Total	$479	$—	$479	$—

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
In connection with Project Momentum, restructuring charges of $0.4 million and $3.5 million were recognized for the three months ended March 31, 2008 and 2007, respectively, and are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations. These charges were incurred in connection with the formal plans undertaken by management and are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of certain restructuring charges involves the use of judgments and estimates regarding the nature, timing and amount of costs to be incurred under Project Momentum. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. The following table provides a summary of restructuring charges incurred for the three months ended March 31, 2008, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, for each major type of cost associated with the initiative:

	Restructuring Charges
	Incurred for the Three	Cumulative Charges	Total Charges
	Months Ended	Incurred as of	Expected to be
	March 31, 2008	March 31, 2008	Incurred(1)
One-time termination benefits	$384	$19,193	$19,600-$21,200
Contract termination costs	—	492	400-500
Other restructuring costs	28	13,528	13,500-13,800

Total	$412	$33,213	$33,500-$35,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total restructuring costs expected to be incurred were recognized in 2006, with the majority of the remainder recognized in 2007. The remaining anticipated costs are expected to be recognized in 2008. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges, although there may be additional charges recognized as additional actions are identified and finalized.
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
The following table provides a summary of restructuring charges incurred for the three months ended March 31, 2008, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, by reportable segment:

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Restructuring Charges	Cumulative
	Incurred for the Three	Charges Incurred	Total Charges
	Months Ended	as of	Expected to be
	March 31, 2008	March 31, 2008	Incurred
Smokeless Tobacco	$149	$27,921	$28,200-$29,900
Wine	—	322	400-500
All Other Operations	216	1,205	1,200-1,300

Total — reportable segments	365	29,448	$29,800-$31,700
Corporate (unallocated)	47	3,765	3,700-3,800

Total	$412	$33,213	$33,500-$35,500

Accrued restructuring charges are included in the “accounts payable and accrued expenses” line on the Condensed Consolidated Statement of Financial Position. A reconciliation of the changes in the liability balance since December 31, 2007 is presented below.

	One-Time	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total

Balance as of December 31, 2007	$1,643	$78	$—	$1,721
Add: restructuring charges incurred	384	—	28	412
Less: payments	(1,128)	(21)	(28)	(1,177)

Balance as of March 31, 2008	$899	$57	$—	$956

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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
To date, indirect purchaser actions in almost all of the jurisdictions have been resolved, including those subject to court approval. Pursuant to the settlements in all jurisdictions except California, adult consumers received coupons redeemable on future purchases of the Company’s moist smokeless tobacco products, and the Company agreed to pay all related administrative costs and plaintiffs’ attorneys’ fees.
In September 2007, the Company entered into a Settlement Agreement to resolve the California class action (for additional details regarding the resolution of the California class action, see the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007; also refer to Note 17, “Other Matters,” for further information). In March 2008, the court entered an order granting final approval of the California

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
settlement, entering judgment and dismissing the settling defendants with prejudice. The court also granted plaintiffs’ motion for attorneys’ fees and costs. A Notice of Appeal from the judgment and order granting final approval of the settlement, and order granting plaintiffs’ attorneys’ fees was filed by an individual class member in April 2008.
In January 2008, the Company entered into a Settlement Agreement to resolve the New Hampshire action that has been preliminarily approved by the court. Also in January 2008, the Company entered into a Settlement Agreement to resolve the Massachusetts class action. In April 2008, the court denied preliminary approval of the Massachusetts settlement but invited the parties to submit an amended settlement agreement to the court for preliminary approval. In connection with the settlements of the New Hampshire action and Massachusetts class action, during the fourth quarter of 2007 the Company recognized a liability reflecting the costs attributable to coupons expected to be distributed to consumers, which will be redeemable on future purchases of the Company’s moist smokeless tobacco products, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlements. Although the court denied preliminary approval of the Massachusetts settlement, since the court has invited the parties to submit an amended settlement agreement, the Company believes the liability recognized for the Massachusetts class action currently represents its best estimate of the costs to ultimately resolve this action. Notwithstanding the Company’s decision to enter into the settlements, the Company believes the facts and circumstances in the New Hampshire action and the Massachusetts class action would continue to support its defenses.
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
The liability associated with the Company’s estimated costs to resolve all indirect purchaser actions decreased to $26.4 million at March 31, 2008, from $75.4 million at December 31, 2007, primarily as a result of a payment made in connection with the California settlement, actual coupon redemption and payments of administrative costs related to previous settlements.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
15 – BORROWING ARRANGEMENTS
Senior Notes
On February 29, 2008, the Company completed the issuance and sale of $300 million aggregate principal amount of 5.75 percent senior notes in a public offering at a price to the underwriters of 98.982 percent of the principal amount. These senior notes mature on March 1, 2018, with interest payable semiannually. Costs of $2.6 million associated with the issuance of the senior notes were capitalized and are being amortized over the term of the senior notes. Upon the completion of the issuance of the senior notes, the Company repaid $100 million of borrowings outstanding under the Company’s $200 million six-month credit agreement (the “Credit Agreement”) and $200 million of borrowings outstanding under the Company’s five-year revolving credit facility. In accordance with its terms, the Credit Agreement was terminated upon the issuance of the senior notes and the repayment of outstanding borrowings.
Revolving Credit Facility
The Company has a $300 million, five-year revolving credit facility (the “Credit Facility”) which will expire on June 29, 2012. Borrowings under the Credit Facility will primarily be used for general corporate purposes, including the support of commercial paper borrowings. At March 31, 2008, the Company had borrowings of $110 million outstanding under the Credit Facility.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2008:

Total
Goodwill as of December 31, 2007	28,304
Translation adjustments	(120)

Goodwill as of March 31, 2008	$28,184

Approximately $25.2 million of the goodwill balance at March 31, 2008 and December 31, 2007 related to the Company’s Wine segment, with the remainder related to the Company’s international operations.
Nonamortizable Intangible Assets Other than Goodwill
At both March 31, 2008 and December 31, 2007, the Company had $41.9 million of identifiable intangible assets that were not being amortized, as such assets were deemed to have indefinite useful lives. These nonamortizable intangible assets relate to Wine segment acquired trademarks. There were no impairment charges recorded relating to these assets during the three months ended March 31, 2008 or 2007.
Amortizable Intangible Assets
The value of the Company’s amortizable intangible assets at March 31, 2008 and December 31, 2007 were approximately $14 million and $14.3 million (net of accumulated amortization $1.7 million and $1.4 million), respectively. These assets consist primarily of acquired customer relationships, customer lists and intellectual property, which are being amortized on a straight-line basis over a weighted-average period of approximately 18 years.
Amortization expense related to intangible assets was approximately $0.3 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.
17 — OTHER MATTERS
Minority Put Arrangement
In September 2007 the Company completed the acquisition of Stag’s Leap Wine Cellars through one of the Company’s consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which the Company holds an 85 percent ownership interest, with a 15 percent non-controlling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars and the related formation of Michelle-Antinori, the Company provided a put right to Antinori (“minority put arrangement”). The minority put arrangement provides Antinori with the right to require the Company to purchase its 15 percent ownership interest in Michelle-Antinori at a price based on a fixed multiple of Stag’s Leap Wine Cellars’ earnings before income taxes, depreciation, amortization and other non-cash items. The minority put arrangement becomes exercisable beginning on the third anniversary of the Stag’s Leap Wine Cellars

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
acquisition (September 11, 2010). The Company accounts for the minority put arrangement as mandatorily redeemable securities under Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force Abstract Topic No. D-98, Classification and Measurement of Redeemable Securities, as redemption is outside of the control of the Company. Under this accounting model, to the extent the value of the minority put arrangement is greater than the minority interest reflected on the balance sheet (“traditional minority interest”), the Company recognizes the difference as an increase to the value of minority interest, with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation.  The Company also reflects any decreases to the amount in a similar manner, with the floor in all cases being the traditionally calculated minority interest balance as of that date. The Company values the put arrangement by estimating its redemption value as if the redemption date were the end of the current reporting period, using the most recent 12-month trailing earnings before income taxes, depreciation, amortization and other non-cash items. As of March 31, 2008, the value of the minority put arrangement did not exceed the traditional minority interest balance. Therefore, no adjustment was recognized in the Condensed Consolidated Statement of Financial Position or in the calculation of earnings per share.
Antitrust Litigation
In the first quarter of 2007 the Company recorded a $122.1 million pre-tax charge, representing the estimated costs to be incurred in connection with the resolution of the Wisconsin and California indirect purchaser class actions. Approximately $28.5 million of this charge related to settlement of the Wisconsin action resulting from court-ordered mediation in April 2007. The charge reflected costs attributable to coupons that will be distributed to consumers, which will be redeemable on future purchases of the Company’s moist smokeless tobacco products. Also reflected in the Wisconsin charge are plaintiffs’ attorneys’ fees and other administrative costs of the settlement. The terms of the Wisconsin settlement were approved by the court in December 2007. The remaining $93.6 million of the first quarter 2007 charge related to settlement of the California action in May 2007, as a result of court-ordered mediation. This charge brought the total recognized liability for the California action to $96 million, which reflected the cost of cash payments to be made to the benefit of class members, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement. Refer to Note 14, “Contingencies,” for additional information.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto included in the 2007 Form 10-K. Herein, the Company makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).” In addition, the Company has presented certain risk factors relevant to the Company’s business included in Item 1A in Part I of the 2007 Form 10-K.
INTRODUCTION
MD&A is provided as a supplement to the accompanying consolidated financial statements and notes thereto, to assist individuals in their review of such statements. MD&A has been organized as follows:
•	OVERVIEW – This section provides context for the remainder of MD&A, including a general description of the Company’s overall business, its business segments and a high-level summary of Company-specific and industry-wide factors impacting its operations.

•	RESULTS OF OPERATIONS – This section provides an analysis of the Company’s results of operations for the three months ended March 31, 2008 and 2007. This section is organized using a layered approach, beginning with a discussion of consolidated results at a summary level, followed by more detailed discussions of business segment results and unallocated corporate items, including interest and income taxes.

•	OUTLOOK – This section provides information regarding the Company’s current expectations, mainly with regard to the remainder of the current fiscal year, and is organized to provide information by business segment and on a consolidated basis.

•	LIQUIDITY AND CAPITAL RESOURCES – This section provides an analysis of the Company’s financial condition, including cash flows for the three months ended March 31, 2008 and 2007 and any material updates to the Company’s aggregate contractual obligations as of March 31, 2008.

•	OFF-BALANCE SHEET ARRANGEMENTS – This section provides information regarding any off-balance sheet arrangements that are, or could be, material to the Company’s results of operations or financial condition.

•	NEW ACCOUNTING STANDARDS – This section provides information regarding any newly issued accounting standards which have not yet been adopted by the Company.

OVERVIEW
BUSINESS
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. Through its largest subsidiary, U.S. Smokeless Tobacco Company, the Company is the leading manufacturer and marketer of moist smokeless tobacco products, including the iconic premium brands Copenhagen and Skoal, and the value brands Red Seal and Husky. Through International Wine & Spirits Ltd., the Company produces and markets premium wines sold nationally, via its Ste. Michelle Wine Estates subsidiary, under 20 different labels including Chateau Ste. Michelle, Columbia Crest, Conn Creek, Red Diamond, Erath and Stag’s Leap Wine Cellars. The Company also produces and markets sparkling wine under the Domaine Ste. Michelle label. In addition, the Company is the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Marchesi Antinori, Srl (“Antinori”).
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
Category Growth
Category growth is the Company’s top focus, as moist smokeless tobacco is a low incidence category and offers a viable option to adult smokers who are increasingly facing restrictions and are seeking a discreet and convenient alternative. For perspective, the number of adults that smoke is significantly larger than the number of adults that use smokeless tobacco products. As a result, every one percent of adult smokers who converts to moist smokeless tobacco products represent a 7 percent to 8 percent increase in the moist smokeless tobacco category’s adult consumer base. The Company views this as essential because consumer research indicates that the majority of new adult consumers who enter the category do so in the premium segment, of which the Company has approximately a 91 percent share.
In addition to advertising initiatives focused on category growth, the Company has utilized its direct mail and one-on-one marketing programs to promote the discreetness and convenience of smokeless tobacco relative to cigarettes. These programs, which the Company believes have been successful over the past several years, reaching over 5 million adult smokers, continue in 2008. The success of the category growth initiatives is also impacted by product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years. The success of the category growth initiatives is further evidenced by the fact that over the past several years, a majority of the new adult consumers that have recently entered the moist smokeless tobacco category first smoked cigarettes and that category growth has accelerated since the initiatives’ inception. Based on these results, the Company intends to continue its category growth initiatives and is expecting category growth of 5 to 6 percent in 2008.

Competing Effectively
The Company is committed to competing effectively in every segment of the moist smokeless tobacco category by accelerating profitable volume growth, with the goal of growing as fast as the category. The Company is making progress towards this goal through its premium brand loyalty and brand-building initiatives, and also through price-focused efforts related to price-value products. During the first quarter of 2008, net can volume for the Company’s moist smokeless tobacco products grew by 3 percent in a category that grew 7.1 percent. For perspective, this is an improved performance relative to the category as compared to the first quarter of 2007 when the Company’s net can volume for moist smokeless tobacco products increased 2.3 percent compared to overall category growth of 6.7 percent.
Premium Brand Loyalty – While category growth remains the Company’s top priority, it has also significantly enhanced its efforts on adult consumer loyalty for its premium moist smokeless tobacco products. The premium brand loyalty plan is designed to minimize migration from premium to price-value products by delivering value to adult consumers through product quality and brand-building efforts, along with promotional spending and other initiatives. As a result of this effort, premium volume has grown on a year-over-year basis for seven consecutive quarters, with premium net can volume growing 2.1 percent in the first quarter of 2008, while market share declines have somewhat moderated over the last year. To build upon this success throughout 2008, the Company plans to further increase its brand-building efforts and will continue to selectively increase spending behind price-based loyalty initiatives.
Price-Value Initiatives – The Company’s commitment to accelerate profitable volume growth reflects a balanced portfolio approach, which also includes a full complement of marketing support for its price-value products. For example, the Company has implemented plans to expand the distribution and enhance the presence of its Husky brand at retail, and to be competitively priced with other deep discount brands. Likewise, additional promotional and brand building support was provided on its mid-priced Red Seal brand. The Company’s successful execution of a balanced portfolio approach continued in the first quarter of 2008, as 8 percent growth in price-value net can volume occurred at the same time as 2.1 percent growth in premium net can volume.
WINE SEGMENT
The Company’s vision in the Wine segment is for Ste. Michelle Wine Estates to be recognized as the premier fine wine company in the world. This is a vision based on continuous improvement in quality and greater recognition through third-party acclaim and superior products. In connection with that vision, the Company aims to elevate awareness of the quality of Washington state wines and increase its prestige to that of the top regions of the world through superior products, innovation and customer focus. In order to achieve these goals, attention is directed towards traditional style wines in the super premium to luxury-priced categories. The Company has made progress towards its vision, as demonstrated by its recent accomplishments, with premium case volume growth of 15.5 percent in the first quarter of 2008, as compared to the corresponding period of 2007. According to ACNielsen, Ste. Michelle Wine Estates continued to be the fastest growing of the ten largest wineries in the United States during the first quarter of 2008. The Company continued to be the category leader for Riesling, based on ACNielsen data, with approximately 34 percent of the domestic Riesling market in the first quarter of 2008, reflecting a 1.4 percentage point increase over the Company’s reported 2007 share in the comparable prior year period. During the first quarter of 2008, the Company’s Chateau Ste. Michelle brand was the fastest growing top ten premium brand, according to ACNielsen. In addition, as reported by ACNielsen, volume growth for Washington state wines, where the Company maintained its strong leadership position, outpaced most other major regions thus far during 2008, with a growth rate of approximately 12 percent.
Strategic alliances and acquisitions in the Wine segment outside of Washington state have also been important in enabling the Company to achieve its long-term vision. The alliance with Antinori, to become its exclusive United States importer and distributor, and the purchase of the Erath label and winery, both of which occurred in 2006, have broadened the Company’s position with respect to two key wine regions, Tuscany and Oregon. The addition of Antinori wines positions the Company as a leader in United States distribution of Tuscan wines, while the addition of Erath establishes the Company as one of the largest producers of Oregon Pinot Noir. The Company also completed the acquisition of Stag’s Leap Wine Cellars and its signature Napa Valley, CA vineyards in September 2007, with a 15 percent minority interest held by Antinori California. This acquisition provides additional prestige to the Wine segment’s acclaimed portfolio, further strengthens the Company’s relationship with Antinori, and is expected to contribute favorably to the segment’s continued operating profit growth.
Another key element of the Wine segment’s strategy is expanded domestic distribution of its wines, especially in certain account categories such as restaurants, wholesale clubs, supermarkets, wine shops and mass merchandisers. To that end, the Company remains focused on the continued expansion of its sales force and category management staff.
RESULTS OF OPERATIONS
First Quarter of 2008 compared with the First Quarter of 2007
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%

Net sales	$472,714	$447,018	$25,696	5.7
Net earnings	125,334	107,513	17,821	16.6
Basic earnings per share	0.84	0.67	0.17	25.4
Diluted earnings per share	0.83	0.67	0.16	23.9

Gain on sale of corp. HQ bldg.	—	105,143	(105,143)	—

Restructuring charges	412	3,520	(3,108)	(88.3)
Antitrust litigation	—	122,100	(122,100)	—
Net Earnings
Consolidated net earnings increased in the first quarter of 2008, as compared to the first quarter of 2007, as a result of increased operating income and the impact of a lower effective tax rate, partially offset by higher net interest expense. The Company reported operating income of $212.3 million in the first quarter of 2008, representing 44.9 percent of consolidated net sales, compared to operating income of $177.8 million, or 39.8 percent of consolidated net sales, in the first quarter of 2007. The increase in operating income was primarily due to the following:

•	The absence of antitrust litigation charges of $122.1 million recognized in the first quarter of 2007, representing the estimated costs associated with the resolution of indirect purchaser antitrust class actions in the States of Wisconsin and California, which adversely impacted the prior year operating margin percentage by approximately 27.3 percentage points;

•	Increased net sales and gross margins in all segments;

•	Lower unallocated corporate expenses, primarily due to lower costs related to changes in executive management and the absence of amortization of imputed rent related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building. The impact of such charges adversely impacted the operating margin percentage by 0.2 and 1.3 percentage points in the first quarter of 2008 and 2007, respectively;

•	Lower selling, advertising and administrative (“SA&A”) expenses in the Smokeless Tobacco segment, which can be attributed to Project Momentum; and

•	Lower restructuring charges incurred in connection with the Project Momentum initiative (see Restructuring Charges section below). The impact of restructuring charges adversely impacted the operating margin percentage by approximately 0.1 percentage points and 0.8 percentage points in the first quarter of 2008 and 2007, respectively.
These factors were partially offset by:
•	The absence of a $105 million pre-tax gain recognized in the prior year in connection with the sale of the Company’s former corporate headquarters building, which favorably impacted the prior year operating margin by 23.5 percentage points; and

•	Higher SA&A expenses in the Wine segment, including the impact of the addition of Stag’s Leap Wine Cellars, which was acquired in September 2007.
Basic and diluted earnings per share were $0.84 and $0.83, respectively, for the first quarter of 2008, representing increases of 25.4 percent and 23.9 percent, respectively, from each of the corresponding comparative measures in 2007. Average basic shares outstanding were lower in the first quarter of 2008 than in the comparable prior year period, primarily as a result of the 11 million shares repurchased during 2007, the majority of which were repurchased during the fourth quarter, partially offset by the exercise of stock options. Average diluted shares outstanding in the first quarter of 2008 were lower than those in the first quarter of 2007 mainly due to the impact of share repurchases and a lower level of dilutive options outstanding.
Net Sales

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%

Net Sales by Segment:
Smokeless Tobacco	$373,593	$367,433	$6,160	1.7
Wine	86,166	68,776	17,390	25.3
All Other Operations	12,955	10,809	2,146	19.9

Consolidated Net Sales	$472,714	$447,018	$25,696	5.7

The increase in consolidated net sales for the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to the following:
•	Improved case volume for premium wine, including the incremental impact from the addition of the Stag’s Leap Wine Cellars portfolio of wines, which was acquired in September 2007;

•	Improved net can volume for moist smokeless tobacco products, with increases for both premium and price-value products; and

•	Improved international results.
Segment Net Sales as a Percentage of Consolidated Net Sales

Q1 2008	Q1 2007

*	Smokeless Tobacco
Gross Margin

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%
Gross Margin by Segment:
Gross Margin by Segment:
Smokeless Tobacco	$303,146	$300,452	$2,694	0.9
Wine	30,038	24,099	5,939	24.6
All Other Operations	8,174	6,814	1,360	20.0

Consolidated Gross Margin	$341,358	$331,365	$9,993	3.0

The consolidated gross margin increase in the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to higher net sales, partially offset by higher cost of products sold, in all segments.

	Three Months Ended
	March 31,		Increase/
	2008	2007	(Decrease)

Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	81.1%	81.8%	(0.7)
Wine	34.9%	35.0%	(0.1)
All Other Operations	63.1%	63.0%	0.1
Consolidated	72.2%	74.1%	(1.9)
The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to a change in segment mix, as case volume for wine, which sells at comparatively lower margins, grew faster than the net can volume for moist smokeless tobacco products. In addition, higher unit costs and slightly lower net revenue realization per can in the Smokeless Tobacco segment, as well as higher costs per case in the Wine segment, contributed to the overall decline in gross margin, as a percentage of net sales. Gross margin percentages for each segment are discussed further below.
Restructuring Charges
The Company recognized $0.4 million and $3.5 million in restructuring charges in the first quarter of 2008 and 2007, respectively, related to actions undertaken in connection with Project Momentum. Under this initiative, the Company has targeted at least $150 million in annual savings to be realized within the three years following its initial implementation in September 2006. The following table provides a summary of restructuring charges incurred during the first quarter of 2008, the cumulative charges incurred to date, as well as the total amount of charges expected to be incurred in connection with this initiative for each major cost, by category:

	Restructuring Charges	Cumulative Charges	Total Charges
	Incurred Three Months	Incurred as of	Expected to be
	Ended March 31, 2008	March 31, 2008	Incurred(1)
One-time termination benefits	$384	$19,193	$19,600-$21,200
Contract termination costs	—	492	400 - 500
Other restructuring costs	28	13,528	13,500 - 13,800

Total	$412	$33,213	$33,500-$35,500

(1)	The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total one-time termination benefit costs expected to be incurred were recognized in 2006 and 2007, with the remainder expected to be recognized in 2008. The majority of total contract termination costs expected to be incurred were recognized in 2006, with the remainder recognized in 2007. Substantially all of the total other restructuring charges currently expected to be incurred were recognized through the end of 2007, with approximately half of such amounts recognized in each of 2006 and 2007. The remainder of the total other restructuring charges to be incurred are expected to be recognized in 2008. While the Company believes that its estimates of total restructuring charges expected to be incurred related to the aforementioned $150 million in savings are appropriate and reasonable based upon the information available, actual results could differ from such estimates. Total restructuring charges expected to be incurred currently represent the

Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized. As any additional actions are approved and finalized and costs or charges are determined, the Company will file a Current Report on Form 8-K under Item 2.05 or report such costs or charges in its periodic reports, as appropriate.
One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs primarily relate to charges for the termination of operating leases incurred in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees, as well as asset impairment charges and applicable costs incurred in connection with the relocation of the Company’s headquarters. Primarily all of the restructuring charges expected to be incurred will result in cash expenditures, although approximately $4 million of such charges relate to pension enhancements offered to applicable employees, all of which will be paid directly from the respective pension plan’s assets. As of March 31, 2008, the liability balance associated with restructuring charges amounted to $1 million. Refer to Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13, Restructuring,” for further information regarding accrued restructuring charges.
SMOKELESS TOBACCO SEGMENT

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%

Net sales	$373,593	$367,433	$6,160	1.7
Restructuring charges	149	3,233	(3,084)	(95.4)
Antitrust litigation	—	122,100	(122,100)	—
Operating profit	203,602	70,990	132,612	—
Net Sales
The increase in Smokeless Tobacco segment net sales in the first quarter of 2008, as compared to the first quarter of 2007, is due to an increase in both premium and price-value net can volume for moist smokeless tobacco products, driven by the following:
•	The Company’s continued category growth efforts aimed at converting adult smokers to moist smokeless tobacco products; and

•	An increased focus on brand building, including promotional spending and other price-focused initiatives related to the Company’s premium brand loyalty plan and price-value efforts.
The impact of increased volume was partially offset by slightly lower net revenue realized per can, which was attributable to the following:
•	An unfavorable shift in overall product mix, with price-value products contributing to a larger percentage of total net can volume;

•	An unfavorable shift in premium product mix, with net can volume for value pack and promotional premium products, the nature of which are described below in further detail, comprising a larger percentage of premium net can volume; and

•	Increased sales incentives, primarily retail buydowns, which included those related to the Company’s launch of new Skoal Edge Wintergreen Long Cut, as well as for its price value brands, primarily in connection with the expanded distribution of its Husky brand.
Percentage of Smokeless Tobacco Segment Net Sales by Product Category

Q1 2008	Q1 2007

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds
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
MSTP Net Can Volume

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%

Net Can Volume (in thousands):
Premium	134,664	131,844	2,820	2.1
Price Value	25,225	23,349	1,876	8.0

Total	159,889	155,193	4,696	3.0

Percentage of Total Moist Smokeless Tobacco Products Net Can Volume by Category Segment

Q1 2008	Q1 2007
Overall net can volume for moist smokeless tobacco products increased 3 percent in the first quarter of 2008, as compared to the similar 2007 period, reflecting the sixth consecutive quarter of overall year-over-year growth in excess of 2 percent. Net can volume for premium products, primarily Copenhagen and Skoal products, accounted for approximately 60 percent of the overall volume increase, on an absolute can basis. The premium net can volume growth of 2.1 percent in the first quarter of 2008, as compared to the first quarter of 2007, represents the seventh consecutive quarter of year-over-year premium net can volume growth and reflects the effects of:
•	Continued spending on category growth initiatives; and

•	Continued execution of the Company’s premium brand loyalty plan, which, to a varying extent, has narrowed the price gaps between premium and price-value products on a state-by-state basis.
Net can volume for price-value products includes the Red Seal and Husky brands. Net can volume for the Company’s mid-priced Red Seal brand grew mid-single digits in the first quarter of 2008, as compared to the first quarter of 2007, which the Company believes reflects the brand’s inherent value proposition with 25 percent more tobacco per can than other leading brands, as well as the benefit of focused promotional spending. Net can volume for the Company’s deep discount Husky brand grew double-digits in the first quarter of 2008, as compared to the corresponding prior year period, reflecting increased brand-building efforts, expanded distribution and strengthened retail presence. The Company continues to achieve price-value volume growth concurrent with premium volume growth, which is reflective of the Company’s strategy to compete effectively within every segment of the moist smokeless tobacco category.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. During the first quarter of 2008, the Company launched Skoal Edge Wintergreen Long Cut, a newer, bolder wintergreen premium product, which the Company believes is unique in terms of flavor and texture, providing a softer, more comfortable mouth feel. Net can sales for the first quarter of 2008 included approximately 20.5 million cans of new products that were launched nationally within the last three years, representing 12.8 percent of the Company’s total moist smokeless tobacco net can volume for the period. These new products included:

•	Three varieties of Skoal Long Cut*	•	Three varieties of Cope Long Cut

•	Two varieties of Skoal Pouches	•	Two varieties of Husky Fine Cut

•	Skoal Bandits (new and improved)	•	Various varieties of Husky Long Cut

*	Includes Skoal Edge Wintergreen, which was introduced in March 2008.
In connection with the Company’s objective to grow the moist smokeless tobacco category by building awareness and improving the social acceptability of smokeless tobacco products among adult consumers, primarily smokers, the Company’s premium portion pack products have demonstrated continued growth. Such products are designed to differentiate the Company’s premium brands from competitive products, and to provide more approachable forms and flavors for adult smokers that continue to switch to smokeless tobacco products. Net can volume for these portion pack products, which include Copenhagen Pouches and Skoal Pouches, as well as new and improved Skoal Bandits, posted low single digit growth in the first quarter of 2008, as compared to first quarter of 2007, a lower growth rate than historical trends as the prior year period included initial pipeline volume associated with the launch of Skoal Citrus Pouches. Net can volume for portion pack products represented approximately 9.7 percent of the Company’s premium net can volume for the first quarter of 2008.
The Company continues its limited marketing of a new product, Skoal Dry, in two lead markets, and continues to evaluate the results of this initiative. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product, also aimed at converting adult smokers, is designed to be spit-free. Over the course of the past two years, several similar competitive, spit-free products, referred to as “snus,” have also been introduced in select domestic markets. As all of these dry, spit-free products have substantially different attributes than traditional moist smokeless tobacco products, the limited volume associated with these launches has been largely incremental to the category and has had no measurable impact on the Company’s existing products within these markets.
The following provides information from the Company’s Retail Account Data Share & Volume Tracking System (“RAD-SVT”) for the 26-week period ending February 23, 2008, as provided by Management Science Associates, Inc., which measures shipments from wholesale to retail.

			Percentage Point
	Can-Volume %		Increase/(Decrease)
	Change from Prior	%	from Prior Year
	Year Period	Share	Period

Total Category Data:
Total Moist Smokeless Category	7.1%	N/A	N/A
Total Premium Segment	1.7%	54.2%*	(2.9)
Total Value Segments	14.3%	45.7%*	2.9

Company Data:
Total Moist Smokeless Category	3.1%	59.0%	(2.2)
Total Premium Segment	1.8%	90.7%	0.1
Total Value Segments	10.4%	21.6%	(0.8)

*	Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.

As reflected in such data, for the 26 weeks ended February 23, 2008, the total moist smokeless tobacco category grew 7.1 percent, which was consistent with trends seen in recent quarters and slightly higher than the Company’s previously reported estimate of category growth in the range of 5 to 6 percent for full-year 2008. Volume for the Company’s moist smokeless tobacco products increased 3.1 percent and its share of the total category was 59 percent during the period. While this share reflects a decline of 2.2 percentage points from the prior year period, the rate of year-over-year share decline improved, as compared to the share loss of approximately 2.8 percentage points reported for the 26 weeks ended February 24, 2007, and was level with the share decline reported for the 52 weeks ended December 29, 2007. Volume for the Company’s premium brands grew 1.8 percent for the 26 weeks ended February 23, 2008, slightly outpacing the overall premium segment, which continued to grow at 1.7 percent versus the comparable prior year period. The Company’s 90.7 percent share of the overall premium segment for the 26 weeks ended February 23, 2008 was relatively level with the percent share reported for both the 26 weeks ended February 24, 2007 and the 52 weeks ended December 29, 2007. Volume for the Company’s value products grew 10.4 percent, a slight acceleration from the 10 percent level reported for the 52 weeks ended December 29, 2007. This compares to a decline in the growth rate for the overall value segment, which slowed from15.2 percent for the 52-week period to14.3 percent in the most recent 26 week period.
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
Cost of Products Sold
Costs of products sold for the first quarter of 2008 increased as compared to the corresponding period of 2007, mainly due to the overall increased net unit volume for moist smokeless tobacco products and higher unit costs, including costs associated with certain trade promotional packaging.

Gross Margin

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%

Gross Margin	$303,146	$300,452	$2,694	0.9

Gross Margin as % of Net Sales	81.1%	81.8%
Gross margin increased in the first quarter of 2008, compared to the first quarter of 2007, primarily as a result of higher net sales, partially offset by the aforementioned increase in cost of products sold. The gross margin, as a percentage of net sales, declined by 0.7 percentage points in the first quarter of 2008, as compared to the corresponding period of 2007, as a result of these factors and a shift in product mix, which included a higher percentage of price-value, value pack and promotional products.
SA&A Expenses
SA&A expenses decreased 4.5 percent in the first quarter of 2008 to $99.4 million, compared to $104.1 million in the first quarter of 2007, reflecting the following:
•	Lower tobacco settlement-related costs;

•	Lower legal expenses;

•	Lower salaries and related costs; and

•	Lower print advertising costs, primarily due to lower spending on Copenhagen and Skoal Dry.
These decreases were partially offset by:
•	Higher trade promotion costs;

•	Increased point-of-sale and one-on-one marketing costs; and

•	Higher consumer promotion costs, primarily due to the Cope Chop Shop Sweepstakes.
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the quarters ended March 31, 2008 and 2007, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $4.3 million and $3.2 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.
Antitrust Litigation
In the first quarter of 2007, the Company recorded a $122.1 million pre-tax charge, representing the estimated costs to be incurred in connection with the resolution of the Company’s two most significant remaining indirect purchaser class actions. The Company believes the settlement of these actions was prudent, as it removed a major distraction from the organization and reduced uncertainties regarding legal actions. The charge was comprised of the following:
•	A $93.6 million pre-tax charge related to a May 2007 settlement, subject to court approval, reached in the State of California action as a result of court-ordered mediation. This charge brought the total recognized liability for the California action to $96 million, and reflected the cost of cash payments to be made to the benefit of class members, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlement. The terms of the California settlement were approved by the court in March 2008, however, an individual class member subsequently filed an appeal in April 2008.

•	A $28.5 million charge related to a settlement, subject to court approval, reached in the State of Wisconsin action during a court-ordered mediation session that was held in April 2007. This charge reflects costs attributable to coupons, which will be distributed to consumers, and will be redeemable, over the next several years, on future purchases of the Company’s moist smokeless tobacco products. Also reflected in this charge are plaintiffs’ attorneys’ fees and other administrative costs of the settlement. The terms of the Wisconsin settlement were approved by the court in December 2007.
See Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation.
Restructuring Charges
Smokeless Tobacco segment results for the three months ended March 31, 2008 and 2007 reflect $0.1 million and $3.2 million, respectively, of the restructuring charges discussed in the Consolidated Results section above.
WINE SEGMENT

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%

Net sales	$86,166	$68,776	17,390	25.3
Operating profit	11,328	11,144	184	1.7
Net Sales
The increase in Wine segment net sales for the first quarter of 2008, as compared to the corresponding 2007 period, was primarily due to a 15.5 percent increase in premium case volume. These favorable net sales results reflect the following factors:
•	Incremental revenue contributed by the Stag’s Leap Wine Cellars labels, which were added to the Company’s portfolio in September 2007, with net sales of these labels accounting for almost half of the increase in net sales;

•	Strong performance by existing brands, primarily Chateau Ste. Michelle, Columbia Crest, Erath, Red Diamond and 14 Hands;

•	Higher sales of the imported Antinori products, for which the Company is the exclusive U.S. distributor; and

•	The continued benefit of favorable third-party acclaim and product ratings received in 2007.

Case Volume
Percentage of Total Case Volume by Brand

Q1 2008	Q1 2007

*	Includes Stag’s Leap Wine Cellars, which was acquired in September 2007.
Chateau Ste. Michelle and Columbia Crest, the Company’s two leading brands, accounted for 66.7 percent of total premium case volume in the first quarter of 2008, as compared to 70.8 percent for the corresponding 2007 period.
Case volume for the first quarter of 2008 reflected the following:
•	A double digit increase in case volume for Chateau Ste. Michelle, primarily due to higher case volume for white varietals;

•	A mid-single digit increase in Columbia Crest case volume, primarily due to new product introductions, including the Horse Heaven Hills (H3) ultra-premium line and the Two Vines Vineyard 10 products. In addition, case volume for Grand Estates Merlot and Grand Estates Chardonnay was higher in the first quarter of 2008, as compared to the first quarter of 2007. These increases were partially offset by lower case volume for other Grand Estates products;

•	Case volume related to the Stag’s Leap Wine Cellars labels, which were added to the Company’s portfolio in September 2007. Case volume for Stag’s Leap Wine Cellars labels accounted for 3 percentage points of the overall 15.5 percent case volume increase;

•	Strong growth for the Company’s Erath, Red Diamond and 14 Hands labels; and

•	Robust case volume growth for the Antinori brands.
Cost of Products Sold
Segment cost of products sold in the first quarter of 2008 increased 25.6 percent from the same prior year period, which was primarily attributable to the increased case volume and higher costs per case, which includes the impact of higher freight costs driven by increased fuel prices.

Gross Margin

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%

Gross Margin	$30,038	$24,099	$5,939	24.6

Gross Margin as % of Net Sales	34.9%	35.0%
The increase in gross margin in the first quarter of 2008, versus the first quarter of 2007, was due to the increase in net sales, partially offset by the increased cost per case in the first quarter of 2008. Gross margin, as a percentage of net sales, was relatively stable in the first quarter of 2008, as compared to the corresponding prior year period, as increases due to case sales associated with the higher margin Stag’s Leap Wine Cellars and Erath labels, were offset by the impact of the increased costs per case for other brands produced by the Company.
SA&A Expenses
SA&A expenses of $18.7 million in the first quarter of 2008 were 44.4 percent higher than the $13 million of such expenses recognized in the first quarter of 2007, reflecting the following:
•	Higher costs related to the addition of Stag’s Leap Wine Cellars, acquired in September 2007, which accounted for approximately 35 percent (or 15.6 percentage points) of the total increase in SA&A expenses;

•	Higher salaries and related costs, due to the continued expansion of the sales force, in alignment with the Company’s broadening distribution of its wines;

•	A lower pre-tax gain associated with the sale of non-strategic winery property located in Washington, as the current year reflects a $1.4 million pre-tax gain related to the sale of property, as compared to a $2 million pre-tax gain reflected in the prior year; and

•	Higher point-of-sale advertising and trade promotional costs.
Although Wine segment operating profit growth for the first quarter of 2008 was only 1.7 percent, as compared to the first quarter of 2007, the growth rate was hampered by some unfavorable comparisons, as the prior year included some one-time spending favorability. As discussed in the Outlook section of MD&A, strong growth is projected for the remainder of 2008.
ALL OTHER OPERATIONS

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%

Net sales	$12,955	$10,809	$2,146	19.9
Restructuring charges	216	—	216	—
Operating profit	4,697	3,996	701	17.5
The increase in net sales for All Other Operations in the first quarter of 2008, as compared to the corresponding period of 2007, was mainly due to the favorable impact of foreign exchange rates related to the Company’s international operations in Canada, as well as higher net unit volume in the Company’s other international markets. Foreign exchange rates had an unfavorable impact on costs of products sold in the first quarter of 2008, as compared to the comparable prior year period. Gross margin, as a percentage of net sales, was 63.1 percent, essentially flat compared to the first quarter of 2007. Operating profit for All Other

Operations represented 36.3 percent of net sales in the first quarter of 2008, as compared to 37 percent in the corresponding period of 2007. The decrease in the operating margin percentage was primarily due to restructuring charges incurred in connection with Project Momentum in the first quarter of 2008.
UNALLOCATED CORPORATE
Administrative Expenses
Unallocated corporate administrative expenses decreased 44.7 percent to $7.3 million in the first quarter of 2008, as compared to $13.2 million in the first quarter of 2007, reflecting the following:
•	A decrease of approximately $4 million for costs related to changes in executive management, which accounted for the majority of the overall decrease in SA&A expenses in the first quarter of 2008;

•	The absence of amortization of imputed rent recognized in the first quarter of 2007 related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building; and

•	Lower legal expenses.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to $0.1 million in the first quarter of 2008, as compared to $0.3 million in the first quarter of 2007. The unallocated restructuring charges primarily consisted of one-time termination benefit charges.
Interest Expense
Net interest expense increased $8.1 million, or 84.6 percent, in the first quarter of 2008, as compared to the first quarter of 2007, primarily due to higher levels of debt outstanding in the current year as a result of borrowings under the Company’s revolving credit facility and the issuance of senior notes in February 2008.
Income Tax Expense
The Company recorded income tax expense of $69.3 million in the first quarter of 2008 compared to $60.7 million in the first quarter of 2007. Income tax expense in the first quarter of 2007 reflects the impact of antitrust litigation charges, as well as the gain recognized in connection with the sale of the Company’s corporate headquarters building. The Company’s effective tax rate decreased to 35.6 percent in first quarter of 2008, compared to 36.1 percent in the corresponding prior year period, as a result of $1 million of income tax accrual reversals in the current year primarily due to the expiration of certain statutes of limitations.
OUTLOOK
SMOKELESS TOBACCO SEGMENT
Category Growth
The Company remains committed to its category growth initiatives, which continue to be successful as demonstrated by a continued strong growth rate in the first quarter of 2008 of 7.1 percent, as reported in the most recent 26-week RAD-SVT period. In light of the success of the Company’s category growth initiatives achieved to date, as well as its commitment to sustain these activities on a going forward basis, the Company expects the category to continue to grow in the range of 5 to 6 percent in 2008, driven by an expanding adult consumer base. As in the past, the Company will continue to utilize its direct mail and one-on-one marketing programs to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to adult smokers, as well as product innovation, all of which the Company believes have contributed to category growth in the last few years.
Competing Effectively
The Company has increased its focus on brand building in 2008, and plans to continue to selectively increase spending behind its loyalty initiatives, with a goal of accelerating profitable moist smokeless tobacco net can volume growth for both premium and price-value products. The Company expects its category share loss to continue to moderate during 2008, which, when coupled with anticipated category growth rates, should deliver premium volume growth of about 2 percent in the coming year, excluding the impact of the extra billing day in 2007. In addition, the Company expects continued double-digit growth for its price-value products, as it sustains growth in line with the total category for Red Seal and continues to build distribution and increase the retail presence of Husky. Overall, during 2008, the Company expects its total net can volume growth rate to continue to improve on an equivalent billing day basis, with an expected growth rate in the range of 3 to 4 percent, as it makes progress towards its goal of growing as fast as the total moist smokeless tobacco category.
State Excise Taxes
The federal government imposes excise taxes on smokeless tobacco products on the basis of weight, while many states impose excise taxes on such products expressed as a percentage of the wholesale price (“ad valorem”). The Company believes that ad valorem excise taxes on smokeless tobacco products artificially drive consumer behavior and create market distortions by providing a tax preference for lower priced products. Weight-based excise taxes or specific taxes on smokeless tobacco products would, in the Company’s opinion, allow products to compete fairly in the marketplace on the basis of price and product attributes, not the relative tax burden. The Company continues to promote tax equity in all of the states that currently impose ad valorem excise taxes on smokeless tobacco products rather than on the basis of weight. Thus far in 2008, two states, Utah and New York, representing approximately 2.5 percent of the Company’s moist smokeless tobacco product net can volume, passed legislation to convert to an excise tax based on weight, bringing the total number of tax equity states to 15, representing approximately 24 percent of the Company’s total net can volume. The Company believes its support of weight-based state excise taxes on smokeless tobacco products is in the best interest of the Company, its wholesaler customers, retailers, adult consumers of the Company’s moist smokeless tobacco products and the state governments.
Proposed U.S. Food & Drug Administration Regulation
During the first quarter of 2008, the U.S. House Committee on Energy and Commerce (“Committee”) passed legislation (H.R. 1108) calling for regulation of tobacco products by the U.S. Food & Drug Administration (“FDA”). As communicated in the past, the Company believes that any proposals for additional regulation of tobacco products at the federal, state or local level should recognize the distinct differences between smokeless tobacco products and cigarettes. The Company believes the current version of the FDA regulation legislation as passed by the Committee, although not perfect, more appropriately recognizes the distinct differences between smokeless tobacco and cigarettes. The Company believes this version of the bill would level the playing field among smokeless tobacco manufacturers as it includes provisions relating to the sales and marketing of smokeless tobacco products that are at least as restrictive as those included in the Smokeless Tobacco Master Settlement Agreement, an agreement to which the Company is the only smokeless tobacco manufacturer signatory. The Company also believes the bill will potentially enable a comparative risk claim to be made between smokeless tobacco and cigarettes, if the science supports the claim to the satisfaction of the FDA. The Company believes that the science will ultimately support such a claim. As such, the Company will actively support passage of this version of the legislation going forward.
WINE SEGMENT
The Wine segment forecasts strong growth for both net sales and operating profit in 2008. Favorable acclaim received for products late in 2007 are expected to benefit net sales into 2008. In addition, revenues and operating profit are expected to be favorably impacted from the acquisition of the Stag’s Leap Wine Cellars labels, which the Company began selling late in the third quarter of 2007. Although operating profit growth for the first quarter of 2008 was only 1.7 percent, as compared to the first quarter of 2007, the growth rate was hampered by some unfavorable comparisons, as the prior year included some one-time spending favorability. Gross margin continued to grow in line with net sales. Strong growth for the remainder of 2008 is projected and the Wine segment is expected to deliver its original operating profit goals.
CONSOLIDATED
The Company still expects to achieve its previously communicated 2008 estimate of diluted earnings per share with a range of $3.60 to $3.70, and a target of $3.65. The Company remains confident in this estimate in light of a weakening economy and escalating gasoline prices, as sales of tobacco and alcohol have historically been resistant to economic downturns. In addition, the Company has built some flexibility into its plans to allow for adjustments in spending, as necessary, to respond to such challenges. This guidance does not include the impact of any additional restructuring charges associated with Project Momentum, as management is not currently able to make a determination of the estimated amount, or range of amounts, of such charges to be incurred during the year. In the event further actions under Project Momentum are finalized and committed to by the Company, and additional restructuring charges are anticipated, the Company will provide an update to its full-year 2008 estimate of diluted earnings per share, reflecting the impact of such charges. The Company’s long-term goal is to provide an average annual total shareholder return of 10 percent, including diluted earnings per share growth and a strong dividend. The current 2008 estimate is consistent with that goal.
LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share amounts or where otherwise noted)

	Three Months Ended
	March 31,		Increase/(Decrease)
	2008	2007	Amount	%

Net cash provided by (used in) :
Operating activities	$72,784	$100,438	$(27,654)	(27.5)
Investing activities	(12,196)	117,376	(129,572)	—
Financing activities	(83,825)	(119,885)	36,060	30.1

Operating Activities
The primary source of cash from operating activities in the first quarter of 2008 and 2007, respectively, was net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. In the first quarter of 2008, the most significant uses of cash were for the payment of accounts payable and accrued expenses incurred in the normal course of business, including payments for purchases of leaf tobacco for use in moist smokeless tobacco products and grapes for use in the production of wine. The decrease in cash provided by operating activities during the first quarter of 2008, as compared to the corresponding 2007 period, was primarily related to the timing of payments related to accounts payable and accrued expenses and antitrust litigation settlements, partially offset by the timing of payments related to federal income taxes.
Investing Activities
The increase in cash used in investing activities for the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to a decrease in proceeds from dispositions of property. The first quarter of 2008 reflected cash proceeds of $0.5 million from the sale of winery property located in the State of Washington, as compared to $130.2 million in net proceeds in the corresponding 2007 period from the sale of the Company’s former corporate headquarters building and the sale of winery property located in the State of Washington. In addition, expenditures related to property, plant and equipment increased to $12.6 million for the first quarter of 2008, as compared to $4.7 million in the comparable prior year period, mainly related to purchases of manufacturing equipment for the Smokeless Tobacco segment and spending related to facilities expansion and equipment for the Wine segment. The impact of these items was partially offset by activity related to short-term investments, as the prior year period included $8.2 million of short-term investment purchases. The Company currently expects net spending under the 2008 capital program to approximate $81 million.
Financing Activities
The lower level of net cash used in financing activities during the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to the issuance of senior notes in February 2008, with an aggregate principal amount of $300 million. Proceeds from the senior notes issuance, net of underwriting discounts and issuance costs, amounted to $296.3 million. Upon the completion of the issuance of the senior notes, the Company repaid $100 million of borrowings that it had drawn earlier in the first quarter of 2008 under its Credit Agreement, as well as $200 million of borrowings outstanding under the Company’s Credit Facility. The Company subsequently borrowed an additional $60 million under the Credit Facility during the first quarter of 2008, thus resulting in $140 million of net repayment activity under the facility during the quarter. Dividends of $93.8 million paid during the first quarter of 2008 were lower than the $96.3 million paid during the first quarter of 2007, as the impact of lower level of shares outstanding resulting from repurchases of common stock under the Company’s share repurchase program was partially offset by a 5 percent dividend increase. The Company utilized $131.9 million to repurchase common stock under its share repurchase programs in the first quarter of 2008, as compared to $50 million in the corresponding period of 2007. Proceeds received from the issuance of stock related to stock option activity decreased to $2.7 million in the first quarter of 2008, as compared to $20.9 million in the first quarter of 2007. The lower stock option exercise activity also resulted in a decrease in the tax benefit realized by the Company related to share-based compensation, in excess of the tax deduction that would have been recorded had the fair value method of accounting been applied to all share-based compensation grants, with the excess tax benefit reflected in the first quarter of 2008 amounting to $0.6 million, as compared to $5.5 million in the corresponding period of 2007. Cash flow from financing activities for the first quarter of 2008 also reflects a $17.6 million decrease in book cash overdrafts.

As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance decreased to $50.5 million at March 31, 2008 from $73.7 million at December 31, 2007.
The Company will continue to have significant cash requirements for the remainder of 2008, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories, and capital spending. The Company estimates that amounts expended in 2008 for tobacco leaf purchases for moist smokeless tobacco products will approximate the amounts expended in 2007, while grape and bulk wine purchases and grape harvest costs for wine products will be fairly level with amounts expended in 2007. Funds generated from net earnings, supplemented by borrowings under the Company’s Credit Facility, will be the primary means of meeting cash requirements over this period.
Senior Notes
On February 29, 2008, the Company completed the issuance and sale of $300 million aggregate principal amount of 5.75 percent senior notes in a public offering at a price to the underwriters of 98.982 percent of the principal amount. These senior notes mature on March 1, 2018, with interest payable semiannually. Costs of $2.6 million associated with the issuance of the senior notes were capitalized and are being amortized over the term of the senior notes. As mentioned above, upon completion of the issuance of the senior notes the Company repaid $100 million of borrowings outstanding under the Credit Agreement and $200 million of borrowings outstanding under the Company’s Credit Facility. In accordance with its terms, the Credit Agreement was terminated upon the issuance of the senior notes and the repayment of outstanding borrowings.
Revolving Credit Facility
The Company’s Credit Facility, which is a $300 million five-year revolving facility, will expire on June 29, 2012. Borrowings under the Credit Facility will primarily be used for general corporate purposes, including the support of commercial paper borrowings. At March 31, 2008, the Company had borrowings of $110 million outstanding under the Credit Facility.
AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2007, with the exception of the execution of leaf tobacco purchase activity in connection with normal purchase contracts and payments associated with antitrust litigation settlements.
In the first quarter of 2008, the Company completed $10.6 million in leaf tobacco purchases related to all contracts outstanding at December 31, 2007. As of March 31, 2008, the Company has contractual obligations of approximately $67.7 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products and $412.1 million for the purchase and processing of grapes to be used in the production of wine products. The majority of the contractual obligations to purchase leaf tobacco are expected to be fulfilled by the end of 2008.
In addition, as of March 31, 2008, the Company believes that it is reasonably possible that within the next 12 months payments of up to $10.4 million may be made to various tax authorities related to FIN 48 unrecognized tax benefits and interest. The Company cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond 12 months.

OFF-BALANCE SHEET ARRANGEMENTS
The minority put arrangement provided to Antinori in connection with the acquisition of Stag’s Leap Wine Cellars and the related formation of Michelle-Antinori provides Antinori with the right to require the Company to purchase its 15 percent ownership interest in Michelle-Antinori at a price based on a fixed multiple of Stag’s Leap Wine Cellars’ earnings before income taxes, depreciation, amortization and other non-cash items. The minority put arrangement becomes exercisable beginning on the third anniversary of the Stag’s Leap Wine Cellars acquisition (September 11, 2010). The Company accounts for the minority put arrangement as mandatorily redeemable securities under Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force Abstract Topic No. D-98, Classification and Measurement of Redeemable Securities, as redemption is outside of the control of the Company. Under this accounting model, to the extent the value of the minority put arrangement is greater than the minority interest reflected on the balance sheet (“traditional minority interest”), the Company recognizes the difference as an increase to the value of the minority interest, with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation.  The Company also reflects any decreases to the amount in a similar manner, with the floor in all cases being the traditionally calculated minority interest balance as of that date. The Company values the put arrangement by estimating its redemption value as if the redemption date were the end of the current reporting period, using the most recent 12-month trailing earnings before income taxes, depreciation, amortization and other non-cash items. As of March 31, 2008, the value of the minority put arrangement did not exceed the traditional minority interest balance. Therefore, no adjustment was recognized in the Consolidated Statement of Financial Position or in the calculation of earnings per share.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Reference is made to the section captioned “Cautionary Statement Regarding Forward-Looking Information” which was filed as part of Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2007 Form 10-K, regarding important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by the Company, including forward-looking statements contained in this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A of the 2007 Form 10-K, which is incorporated herein by reference. There has been no material change in the information provided therein, with the exception of the issuance of fixed rate senior notes (see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Senior Notes,” for additional information). However, in order to demonstrate the sensitivity of the Company’s interest rate hedges to immediate changes in applicable market interest rates, updated sensitivity analyses are provided below.

The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 with a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at March 31, 2008 was a net liability of $9.9 million, based upon analysis derived from relevant observable market inputs. As an indication of the forward starting swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at March 31, 2008, the fair value of the forward starting swap would increase by approximately $8.1 million to a net liability of $1.8 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the forward starting swap by $9.2 million to a net liability of $19.1 million.
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at March 31, 2008 was a net liability of $2.7 million, based upon analysis derived from relevant observable market inputs. As an indication of the interest rate swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at March 31, 2008, the fair value of the interest rate swap would increase by approximately $0.4 million to a net liability of $2.3 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the interest rate swap by $0.4 million to a net liability of $3.1 million.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In James Joseph LaChance, et al. v. United States Tobacco Company, et al., Superior Court of New Hampshire, Strafford County (No. 03-C-279), on March 13, 2008, the court entered an order granting preliminary approval of the settlement. (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information)
In In re Massachusetts Smokeless Tobacco Litigation, Superior Court of Massachusetts, Suffolk County (No. 03-5038 BLS), on April 7, 2008, the court entered a memorandum and order denying the parties’ joint motion for preliminary approval of the proposed class action settlement. The court invited the parties to submit an amended settlement agreement to the court for preliminary approval.
In Smokeless Tobacco Cases I-IV, Superior Court of the State of California, County of San Francisco (J.C.C.P. Nos 4250, 4258, 4259 and 4262), on March 12, 2008, the court entered an order granting final approval of the settlement, entering judgment and dismissing the settling defendants with prejudice. The court also granted plaintiffs’ motion for attorneys’ fees and costs. On April 9, 2008, an individual class member filed a Notice of Appeal from the judgment and order granting final approval of settlement, and order granting attorneys’ fees.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended March 31, 2008:

			Total Number
			of Shares
	Total		Purchased as	Maximum Number of
	Number of	Average	Part of the	Shares that May Yet Be
	Shares	Price Paid	Repurchase	Purchased Under the
Period	Purchased	Per Share	Programs(1)	Repurchase Programs (1)

January 1 – 31, 2008	1,316,300	$54.17	1,316,300	20,613,459
February 1 – 29, 2008	306,800	$55.20	306,800	20,306,659
March 1 – 31, 2008	803,030	$54.42	803,030	19,503,629

Total	2,426,130	$54.38	2,426,130

(1)	In December 2004, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Repurchases under this program were completed during the first quarter of 2008. In December 2007, the Company’s Board of Directors authorized a new program to repurchase up to 20 million additional shares of the Company’s outstanding common stock. Repurchases under the new program commenced in March 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a) The Annual Meeting of Stockholders was held on May 6, 2008.
c) Matters voted upon at the meeting:

	Nominee	For	Withheld
Election of Directors	John D. Barr	124,600,246	3,242,663
(Proposal No. 1)	John P. Clancey	124,820,689	3,022,220
	Patricia Diaz Dennis	125,304,965	2,537,944
	Joseph E. Heid	125,411,752	2,431,157
	Murray S. Kessler	124,825,157	3,017,752
	Peter J. Neff	124,852,315	2,990,594
	Andrew J. Parsons	125,389,856	2,453,053
	Ronald J. Rossi	125,267,123	2,575,786
	Lawrence J. Ruisi	125,269,688	2,573,221

				Broker
	For	Against	Abstentions	Non-Votes
Ratification and Approval of Independent Registered Public Accounting Firm (Proposal No. 2)	125,798,322	757,977	1,286,610	—

				Broker
	For	Against	Abstentions	Non-Votes
Stockholder proposal relating to the calling of special meetings by stockholders (Proposal No. 3)	56,447,489	52,717,251	1,411,905	17,266,264

				Broker
	For	Against	Abstentions	Non-Votes
Stockholder proposal relating to health care reform principles (Proposal No. 4)	2,790,795	95,010,441	12,775,409	17,266,264

ITEM 6. EXHIBITS
Exhibit 1.1 — Underwriting Agreement, dated February 26, 2008, between the Company and Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to Form 8-K filed February 29, 2008.
Exhibit 4.1 — First Supplemental Indenture, dated as of February 29, 2008, between the Company and U.S. Bank National Association, as trustee (including the form of 5.75% Senior Note due 2018), incorporated by reference to Exhibit 4.1 to Form 8-K filed February 29, 2008.
Exhibit 10.1 — Form of Revised Notice of Restricted Stock Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed March 3, 2008.
Exhibit 10.2 — Amendment to the UST Inc. Director Deferral Program, dated May 6, 2008.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc. (Registrant)
Date May 7, 2008	/s/ RAYMOND P. SILCOCK
Raymond P. Silcock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date May 7, 2008	/s/ JAMES D. PATRACUOLLA
James D. Patracuolla
Vice President and Controller (Principal Accounting Officer)