Form 10-Q
period 2008-06-30
UST INC
filed 2008-08-07
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Common Shares ($.50 par value) outstanding at July 31, 2008 147,547,580

UST Inc.
(the “Registrant” or the “Company”)

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets:
Current assets:
Cash and cash equivalents	$47,532	$73,697
Accounts receivable	74,777	60,318
Inventories
Leaf tobacco	176,937	202,137
Products in process	219,485	258,814
Finished goods	177,001	163,247
Other materials and supplies	24,367	22,365

Total inventories	597,790	646,563
Deferred income taxes	21,946	26,737
Income taxes receivable	922	8,663
Prepaid expenses and other current assets	26,866	30,296

Total current assets	769,833	846,274
Property, plant and equipment, net	505,118	505,101
Deferred income taxes	39,615	35,972
Goodwill	28,211	28,304
Intangible assets, net	55,655	56,221
Other assets	18,473	15,206

Total assets	$1,416,905	$1,487,078

Liabilities and stockholders’ deficit:
Current liabilities:
Short term borrowings	$140,000	$—
Current portion of long-term debt	240,000	—
Accounts payable and accrued expenses	191,107	321,256
Income taxes payable	9,224	—
Litigation liability	24,772	75,360

Total current liabilities	605,103	396,616
Long-term debt	900,000	1,090,000
Postretirement benefits other than pensions	84,486	81,668
Pensions	159,369	150,318
Income taxes payable	38,940	38,510
Other liabilities	22,562	20,162

Total liabilities	1,810,460	1,777,274
Contingencies (see Note 14)

Minority interest and put arrangement	29,996	30,006

Stockholders’ deficit:
Capital stock (1)	105,779	105,635
Additional paid-in capital	1,114,267	1,096,923
Retained earnings	851,583	773,829
Accumulated other comprehensive loss	(44,945)	(45,083)

	2,026,684	1,931,304
Less treasury stock (2)	2,450,235	2,251,506

Total stockholders’ deficit	(423,551)	(320,202)

Total liabilities and stockholders’ deficit	$1,416,905	$1,487,078

(1)
Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 211,558,289 shares at June 30, 2008 and 211,269,622 shares at December 31, 2007. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	64,016,506 shares and 60,332,966 shares of treasury stock at June 30, 2008 and December 31, 2007, respectively.
Note: The Condensed Consolidated Statement of Financial Position at December 31, 2007 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$506,171	$491,254	$978,885	$938,272

Costs and expenses:
Cost of products sold	124,951	112,787	242,344	215,914
Excise taxes	15,348	14,062	29,311	26,588
Selling, advertising and administrative	125,400	132,674	253,504	265,618
Restructuring charges	1,206	3,908	1,618	7,428
Antitrust litigation	1,525	—	1,525	122,100

Total costs and expenses	268,430	263,431	528,302	637,648
Gain on sale of corporate headquarters building	—	—	—	105,143

Operating income	237,741	227,823	450,583	405,767
Interest, net	18,854	8,555	36,531	18,130

Earnings before income taxes, minority interest and equity earnings	218,887	219,268	414,052	387,637
Income tax expense	79,039	79,072	148,334	139,812

Earnings before minority interest and equity earnings	139,848	140,196	265,718	247,825
Minority interest expense and equity earnings, net	188	225	724	341

Net earnings	$139,660	$139,971	$264,994	$247,484

Net earnings per share:
Basic	$0.95	$0.88	$1.79	$1.55
Diluted	0.94	0.87	1.77	1.53

Dividends per share	$0.63	$0.60	$1.26	$1.20

Average number of shares:
Basic	147,298	159,557	148,188	159,762
Diluted	148,577	161,104	149,481	161,340
See Notes to Condensed Consolidated Financial Statements

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net earnings	$264,994	$247,484
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,782	22,545
Share-based compensation expense	5,559	7,001
Excess tax benefits from share-based compensation	(2,020)	(6,619)
Minority interest expense and equity earnings, net	724	341
Gain on sale of corporate headquarters	—	(105,143)
Gain on disposition of property, plant and equipment	(1,281)	(629)
Amortization of imputed rent on corporate headquarters	—	3,851
Deferred income taxes	1,075	(6,622)
Changes in operating assets and liabilities:
Accounts receivable	(14,459)	(6,216)
Inventories	48,773	33,877
Prepaid expenses and other assets	5,378	(3,476)
Accounts payable, accrued expenses, pensions and other liabilities	(100,604)	(53,758)
Income taxes	19,192	(8,412)
Litigation liability	(50,588)	118,008

Net cash provided by operating activities	203,525	242,232

Investing Activities:
Short-term investments, net	—	(20,000)
Purchases of property, plant and equipment	(27,309)	(22,582)
Proceeds from dispositions of property, plant and equipment	1,515	130,456
Investment in joint venture	(42)	(328)

Net cash (used in) provided by investing activities	(25,836)	87,546

Financing Activities:
Revolving credit facility repayments, net	(110,000)	—
Proceeds from the issuance of debt	296,307	—
Change in book cash overdraft	(16,693)	—
Excess tax benefits from share-based compensation	2,020	6,619
Proceeds from the issuance of stock	10,149	26,122
Dividends paid	(186,908)	(192,255)
Stock repurchased	(198,729)	(120,070)

Net cash used in financing activities	(203,854)	(279,584)

(Decrease) increase in cash and cash equivalents	(26,165)	50,194
Cash and cash equivalents at beginning of year	73,697	254,393

Cash and cash equivalents at end of the period	$47,532	$304,587

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Income taxes	$128,045	$154,866
Interest	32,386	28,575
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of UST Inc. (the “Company”) and all of its subsidiaries after the elimination of intercompany accounts and transactions. The Company provides for minority interests in consolidated companies in which the Company’s ownership is less than 100 percent. Certain prior year amounts have been reclassified to conform to the 2008 financial statement presentation. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).
2 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share pursuant to the two-class method, as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”). The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2008; as such, the Company plans to adopt the provisions of this FSP on January 1, 2009. The Company is in the process of evaluating the impact that the adoption of this FSP may have on its results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of this standard to have a material impact on the preparation of its consolidated financial statements.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), in April 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under provisions of SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, the Company plans to adopt the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on the Company’s results of operations and financial condition will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and, as such, the Company plans to adopt the provisions of this standard on January 1, 2009. Although SFAS No. 161 requires enhanced disclosures, its adoption will not impact the Company’s results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141(R). SFAS No. 141(R), replaces SFAS No. 141, Business Combinations, and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired in a business combination. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. SFAS No. 141(R) is to be applied on a prospective basis and, for the Company, would be effective for any business combination transactions with an acquisition date on or after January 1, 2009. The impact that the adoption of this pronouncement may have on the Company’s results of operations and financial condition will depend on the nature and extent of any business combinations subsequent to its effective date.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The key provisions of SFAS No. 160 included the following: (1) noncontrolling interests in consolidated subsidiaries shall be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (2) consolidated net income shall include amounts attributable to both the parent and the noncontrolling interest, with the amount applicable to each party clearly presented in the consolidated statement of operations, (3) fair value measures shall be used when deconsolidating a subsidiary and determining any resulting gain or loss, and (4) sufficient disclosures shall be made to clearly distinguish between the interests of the parent and the interests of the noncontrolling owners. The calculation of net earnings per share will continue to be based only on income attributable to the parent. SFAS No. 160 is to be applied on a prospective basis, except for the presentation and disclosure requirements, which are to be applied retrospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and, as such, the Company plans to adopt the provisions of this standard on January 1, 2009. The Company is in the process of evaluating the impact that the adoption of this pronouncement may have on its results of operations and financial condition.

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
3 — CAPITAL STOCK
The Company repurchased approximately 1.3 million shares of outstanding common stock at a cost of approximately $66.8 million during the quarter ended June 30, 2008. During the first six months of 2008, the Company repurchased approximately 3.7 million shares of outstanding common stock at a cost of approximately $198.7 million. Of the total shares repurchased, 1.9 million shares were repurchased at a cost of $104.8 million pursuant to the Company’s authorized program, approved in December 2004, bringing the total repurchases of outstanding common stock under the program to the authorized maximum of 20 million shares. The cumulative cost of repurchases under the completed program was approximately $1 billion. The remaining 1.8 million shares repurchased during the six months ended June 30, 2008 were made pursuant to a new program to repurchase up to 20 million shares of the Company’s outstanding common stock, which was authorized by the Company’s Board of Directors in December 2007. As of June 30, 2008, the cumulative cost of the 1.8 million shares repurchased under the new program was approximately $93.9 million.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a breakdown by line item of the pre-tax share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008 and 2007, respectively, as well as the related income tax benefit and amounts capitalized as a component of inventory for each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Selling, advertising and administrative expense (1)	$3,130	$4,751	$5,229	$6,702
Cost of products sold	176	144	330	288
Restructuring charges (2)	—	2	—	11

Total pre-tax share-based compensation expense	$3,306	$4,897	$5,559	$7,001

Income tax benefit	$1,207	$1,954	$2,028	$2,763
Capitalized as inventory	60	31	86	62

(1)	The three and six month periods ending June 30, 2007 include accelerated vesting charges recorded in connection with an executive officer’s separation from service.

(2)
Represents share-based compensation expense recognized in connection with one-time termination benefits provided to employees affected by Project Momentum, the Company’s previously announced cost-reduction initiative. See Note 13 — “Restructuring” for additional information regarding Project Momentum.

A summary of the status of restricted stock and restricted stock units for the six months ended June 30, 2008 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted average		Weighted average
		grant-date fair		grant-date fair
	Number of Shares	value per share	Number of Units	value per unit

Nonvested at January 1, 2008	386,640	$46.56	222,448	$43.87
Granted	131,828	$52.07	53,464	$52.42
Forfeited	(10,400)	$49.52	(5,055)	$44.53
Vested	(3,440)	$50.91	(2,883)	$41.01

Nonvested at June 30, 2008	504,628	$47.91	267,974	$45.59

In addition to the table above, during the second quarter of 2008, the Company awarded 143,100 restricted shares for which the performance targets had not been established as of June 30, 2008. In accordance with SFAS No. 123(R), a grant date, for purposes of measuring compensation expense, cannot occur until the performance measures are established, as that is when both the Company and the award recipients would have a mutual understanding of the key terms and conditions of the award. The restricted shares granted presented in the table above include 112,325 restricted shares that were originally awarded in 2007 for which the performance targets were established in 2008.
During the three and six months ended June 30, 2008, 0.2 million and 0.3 million options were exercised with a weighted-average exercise price of $32.28 and $32.16, respectively. At June 30, 2008, there were 3.4 million options outstanding, of which 3.1 million options were exercisable, with weighted-average exercise prices of $34.34 and $33.00, respectively.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5 — EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), as amended by SFAS No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), the following provides the components of net periodic benefit cost for the three and six months ended June 30, 2008 and 2007, respectively:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$4,172	$4,699	$848	$1,007
Interest cost	8,957	8,280	1,098	1,095
Expected return on plan assets	(7,323)	(7,082)	—	—
Amortization of unrecognized transition asset	—	(2)	—	—
Amortization of prior service cost (credit)	22	20	(1,042)	(1,232)
Recognized actuarial loss (gain)	775	1,139	(73)	(98)
Special termination benefits	548	—	339	—

Net periodic benefit cost	$7,151	$7,054	$1,170	$772

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$8,952	$9,457	$1,928	$2,309
Interest cost	17,673	16,543	2,351	2,431
Expected return on plan assets	(14,680)	(14,364)	—	—
Amortization of unrecognized transition asset	—	(4)	—	—
Amortization of prior service cost (credit)	45	38	(2,084)	(2,461)
Recognized actuarial loss	1,317	1,943	77	176
Curtailment and special termination benefits	548	1,974	339	—

Net periodic benefit cost	$13,855	$15,587	$2,611	$2,455

During the second quarter of 2008, in connection with restructuring activities, the Company recorded special termination benefit charges of approximately $0.9 million related to its defined benefit pension plans and other postretirement benefit plans. These charges relate to enhanced retirement benefits to be provided to qualified individuals impacted by the restructuring activities and are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations (See Note 13, “Restructuring”). During the first quarter of 2007, the Company recorded a charge for special termination benefits related to its defined benefit pension plans in connection with an executive officer’s separation from service.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company expects to contribute approximately $7.3 million to its non-qualified defined benefit pension plans in 2008, of which approximately $3.6 million was contributed during the first half of 2008.
In the fourth quarter of 2007, the Company amended its retiree health and welfare plans to limit the annual increase in costs subsidized by the Company to the annual percentage increase in the consumer price index. This amendment, which was effective beginning January 1, 2008, had a favorable impact on the calculation of the Company’s 2008 net periodic benefit cost.
6 — INCOME TAXES
The Company’s income tax provision takes into consideration pre-tax income, statutory tax rates and the Company’s tax profile in the various jurisdictions in which it operates. The tax bases of the Company’s assets and liabilities reflect its best estimate of the future tax benefit and costs it expects to realize when such amounts are included in its tax returns. Quantitative and probability analysis, which incorporates management’s judgment, is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company recognizes tax benefits in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).
As of June 30, 2008 and December 31, 2007, the total liability for unrecognized tax benefits was $38.6 million and $39.2 million, respectively, representing the gross tax liability for all jurisdictions. Approximately $0.8 million and $0.9 million of this liability, net of federal tax benefit, is included on the “income taxes receivable” line of the Condensed Consolidated Statement of Financial Position as of June 30, 2008 and December 31, 2007, respectively. The remaining $37.8 million and $38.3 million of this liability, net of federal tax benefit, as of June 30, 2008 and December 31, 2007, respectively, is reported on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company recognizes accruals of interest and penalties related to unrecognized tax benefits in income tax expense. The Company recognized approximately $0.7 million and $0.8 million in interest and penalties during the three month periods ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized approximately $1.5 million and $1.7 million, respectively, in interest and penalties. As of June 30, 2008 and December 31, 2007, the Company had a liability of approximately $12.2 million and $10.7 million, respectively, for the payment of interest and penalties. As of June 30, 2008, approximately $0.2 million of this liability is included on the “income taxes payable” line in the current liabilities section of the Condensed Consolidated Statement of Financial Position while, as of December 31, 2007, approximately $0.2 million of this liability is included on the “income taxes receivable” line of the Condensed Consolidated Statement of Financial Position. The remaining balance for both periods is included on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company continually and regularly evaluates, assesses and adjusts its accruals for income taxes in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $38.6 million of unrecognized tax benefits as of June 30, 2008, approximately $20.3 million would impact the annual effective tax rate if such amounts were recognized. The remaining $18.3 million of unrecognized tax benefits relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Based on information obtained to date, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $11.5 million within the next 12 months due to negotiated resolution payments, lapses in statutes of limitations and the resolution of various examinations in multiple jurisdictions.
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
The Company’s effective tax rate, before minority interest and equity earnings, decreased to 35.8 percent for the first six months of 2008, from 36.1 percent for the first six months of 2007, as a result of $1 million of income tax accrual reversals in the current year primarily due to the expiration of certain statutes of limitations. The Company’s effective tax rate, before minority interest and equity earnings, of 36.1% for the second quarter of 2008 was the same as the effective tax rate for the second quarter of 2007.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Sales to Unaffiliated Customers
Smokeless Tobacco	$393,658	$399,018	$767,251	$766,451
Wine (3)	99,134	79,519	185,300	148,295
All Other	13,379	12,717	26,334	23,526

Net sales	$506,171	$491,254	$978,885	$938,272

Operating Profit (1)
Smokeless Tobacco (2)	$226,198	$223,758	$429,800	$294,748
Wine (3)	14,842	11,460	26,706	22,720
All Other	4,107	4,945	8,804	8,941

Operating profit	245,147	240,163	465,310	326,409
Gain on Sale of Corporate Headquarters Building	—	—	—	105,143
Corporate expenses (1)	(7,406)	(12,340)	(14,727)	(25,785)
Interest, net	(18,854)	(8,555)	(36,531)	(18,130)

Earnings before income taxes, minority interest and equity earnings	$218,887	$219,268	$414,052	$387,637

(1)
Operating profit for each reportable segment and corporate expenses for all periods presented reflect the impact of restructuring charges, as applicable. See Note 13, “Restructuring,” for additional information.

(2)
Smokeless Tobacco segment operating profit includes antitrust litigation charges of $1.5 million for each of the three and six months ended June 30, 2008 and $122.1 million for the six months ended June 30, 2007. See Note 14, “Contingencies” and Note 17, “Other Matters,” for additional information.

(3)	Amounts reported in the Wine segment for the three and six months ended June 30, 2008 reflect the acquisition of Stag’s Leap Wine Cellars, which was acquired in September 2007.
The Company’s identifiable assets by reportable segment as of June 30, 2008 did not change significantly from amounts appearing in the December 31, 2007 Consolidated Segment Information (See the 2007 Form 10-K), with the exception of corporate assets which reflect a decrease in cash and cash equivalents.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At June 30, 2008 and December 31, 2007, the Company did not have any assets classified as held for sale.
9 — NET EARNINGS PER SHARE
Basic earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had all potentially dilutive shares of common stock been issued. The dilutive effect of outstanding options, restricted stock and restricted stock units is reflected in diluted earnings per share by applying the treasury stock method under SFAS No. 128. Under the treasury stock method, an increase in the fair value of the Company’s common stock can result in a greater dilutive effect from outstanding options, restricted stock and restricted stock units. Furthermore, the exercise of options and the vesting of restricted stock and restricted stock units can result in a greater dilutive effect on earnings per share than that recognized under the treasury stock method.
The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net earnings	$139,660	$139,971	$264,994	$247,484

Denominator:
Denominator for basic earnings per share — weighted-average shares	147,298	159,557	148,188	159,762
Dilutive effect of share-based awards	1,279	1,547	1,293	1,578

Denominator for diluted earnings per share	148,577	161,104	149,481	161,340

Basic earnings per share	$0.95	$0.88	$1.79	$1.55

Diluted earnings per share	$0.94	$0.87	$1.77	$1.53

Options to purchase ten thousand shares of common stock outstanding as of June 30, 2008 and 2007 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10 — COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, the change in the fair value of derivatives designated as effective cash flow hedges and changes in deferred components of net periodic pension and other postretirement benefit costs. For the second quarter of 2008 and 2007, total comprehensive income, net of taxes, amounted to $143.4 million and $143.5 million, respectively. For the first six months of 2008 and 2007, total comprehensive income, net of taxes, amounted to $265.1 million and $250.9 million, respectively.
11 — PURCHASE COMMITMENTS
As of June 30, 2008, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.
Through June 30, 2008, the Company completed $10.6 million in leaf tobacco purchases in fulfillment of certain contracts outstanding at December 31, 2007. As of June 30, 2008, the Company has contractual obligations of approximately $67.7 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products, the majority of which are expected to be fulfilled by the end of 2008.
Purchase commitments under contracts to purchase grapes for the periods beyond one year are subject to variability resulting from potential changes in applicable grape market price indices. The following table presents a summary of the net change in the Company’s future payment obligations since January 1, 2008, and the balance of such commitments at June 30, 2008, for the purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions:

	2008	2009	2010	2011	2012	Thereafter	Total

Grape commitments — January 1, 2008	$73,623	$73,067	$72,713	$62,490	$36,742	$93,356	$411,991
Net increase	2,617	3,559	3,674	5,192	4,430	9,680	29,152

Grape commitments — June 30, 2008	$76,240	$76,626	$76,387	$67,682	$41,172	$103,036	$441,143

12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 via a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at June 30, 2008 was a net liability of $6.2 million, based upon analysis derived from relevant observable market inputs, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at June 30, 2008 included the accumulated loss on the cash flow hedge (net of taxes) of $4 million, which reflects $2.5 million of other comprehensive income and $40 thousand of other comprehensive loss recognized for the three and six months ended June 30, 2008, respectively, in connection with the change in fair value of the swap.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at June 30, 2008 was a net liability of $1.3 million, based upon analysis derived from relevant observable market inputs, and was included in “other liabilities” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at June 30, 2008 included the accumulated loss on the cash flow hedge (net of taxes) of $0.8 million, which reflects the $0.9 million and $0.1 million of other comprehensive income recognized for the three and six months ended June 30, 2008, respectively, in connection with the change in fair value of the swap.
During 2008, the Company entered into foreign currency forward and option contracts. Such contracts have been designated as effective cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with anticipated oak barrel purchases for its wine operations and equipment purchases for its smokeless tobacco operations. The aggregate fair value of the foreign currency forward and options contracts is presented in the table below. The amounts reflected in net earnings and accumulated other comprehensive loss during the three and six months ended June 30, 2008 with respect to these contracts were not material.
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, which gives the highest priority to quoted prices in active markets, is comprised of the following three levels:
Level 1 — Unadjusted quoted market prices in active markets for identical assets and liabilities.
Level 2 — Observable inputs, other than Level 1 inputs. Level 2 inputs would typically include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
Level 3 — Prices or valuations that require inputs that are both significant to the measurement and unobservable.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In accordance with the provisions of SFAS No. 157, the following table presents the fair value measurements for the Company’s derivative financial instruments at June 30, 2008, grouped by the level within the fair value hierarchy under which the measurement falls:

		Fair value measurements at reporting date using:
		Quoted prices in		Significant
		active markets for	Significant other	unobservable
	June 30,	identical assets	observable inputs	inputs
	2008	(level 1)	(level 2)	(level 3)

Liabilities
Derivatives — swaps	$7,459	$—	$7,459	$—

Total	$7,459	$—	$7,459	$—

Assets
Derivatives — foreign currency hedges	$469	$—	$469	$—

Total	$469	$—	$469	$—

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
In connection with Project Momentum, restructuring charges of $1.2 million and $1.6 million were recognized for the three and six months ended June 30, 2008, respectively, and $3.9 million and $7.4 million were recognized for the three and six months ended June 30, 2007, respectively. These amounts are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations. The charges were incurred in connection with the formal plans undertaken by management and are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of certain restructuring charges involves the use of judgments and estimates regarding the nature,

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
timing and amount of costs to be incurred under Project Momentum. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. The following table provides a summary of restructuring charges incurred for the three and six months ended June 30, 2008, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, for each major type of cost associated with the initiative:

	Restructuring Charges	Restructuring Charges
	Incurred for the	Incurred for the	Cumulative Charges	Total Charges
	Three Months Ended	Six Months Ended	Incurred as of	Expected to be
	June 30, 2008	June 30, 2008	June 30, 2008	Incurred (1)

One-time termination benefits	$1,166	$1,550	$20,359	$21,600 – $23,200
Contract termination costs	—	—	492	400 – 500
Other restructuring costs	40	68	13,568	13,500 – 13,800

Total	$1,206	$1,618	$34,419	$35,500 – $37,500

(1)
The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s overall anticipated elimination of approximately 10 percent of the Company’s salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total restructuring costs expected to be incurred were recognized in 2006 and 2007. The remaining anticipated costs are expected to be recognized in 2008. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges, although there may be additional charges recognized as additional actions are identified and finalized.

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
The following table provides a summary of restructuring charges incurred for the three and six months ended June 30, 2008, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, by reportable segment:

	Restructuring Charges	Restructuring Charges
	Incurred for the	Incurred for the	Cumulative Charges	Total Charges
	Three Months Ended	Six Months Ended	Incurred as of	Expected to be
	June 30, 2008	June 30, 2008	June 30, 2008	Incurred

Smokeless Tobacco	$1,173	$1,322	$29,094	$29,800 – $31,500
Wine	—	—	322	600 – 700
All Other Operations	—	216	1,205	1,200 – 1,300

Total — reportable segments	1,173	1,538	30,621	$31,600 – $33,500
Corporate (unallocated)	33	80	3,798	3,900 – 4,000

Total	$1,206	$1,618	$34,419	$35,500 – $37,500

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued restructuring charges are included in the “accounts payable and accrued expenses” line on the Condensed Consolidated Statement of Financial Position. A reconciliation of the changes in the liability balance since December 31, 2007 is presented below.

	One-Time	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total
Balance as of December 31, 2007	$1,643	$78	$—	$1,721
Add: restructuring charges incurred	1,550	—	68	1,618
Less: payments	(1,639)	(34)	(64)	(1,737)
Less: reclassified liabilities (1)	(887)	—	(4)	(891)

Balance as of June 30, 2008	$667	$44	$—	$711

(1)
Represents liabilities associated with restructuring charges that have been recorded within other line items on the Condensed Consolidated Statement of Financial Position at June 30, 2008. The $0.9 million in the “One-Time Termination Benefits” column relates to enhanced retirement benefits, which is reflected in the accrued liabilities for pensions and other postretirement benefits (see Note 5 — “Employee Benefit Plans”), while the $4 thousand in the “Other Costs” column relates to asset impairment charges which were reclassified as reductions to the respective asset categories.

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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In September 2007, the Company entered into a Settlement Agreement to resolve the California class action (for additional details regarding the resolution of the California class action, see the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007; also refer to Note 17, “Other Matters,” for further information). In March 2008, the court entered an order granting final approval of the California settlement, entering judgment and dismissing the settling defendants with prejudice. The court also granted plaintiffs’ motion for attorneys’ fees and costs. A Notice of Appeal from the judgment and order granting final approval of the settlement, and order granting plaintiffs’ attorneys’ fees was filed by an individual class member in April 2008.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In January 2008, the Company entered into a Settlement Agreement to resolve the New Hampshire action. In July 2008, the court entered a final judgment granting final approval of the settlement, including attorneys’ fees and costs, and dismissing the action with prejudice, however, a Notice of Appeal was filed by an individual class member in August 2008. Also in January 2008, the Company entered into a Settlement Agreement to resolve the Massachusetts class action. In April 2008, the court denied preliminary approval of the Massachusetts settlement but invited the parties to submit an amended settlement agreement to the court for preliminary approval. In connection with the settlements of the New Hampshire action and Massachusetts class action, during the fourth quarter of 2007 the Company recognized a liability reflecting the costs attributable to coupons expected to be distributed to consumers, which will be redeemable on future purchases of the Company’s moist smokeless tobacco products, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlements. Although the court denied preliminary approval of the Massachusetts settlement, since the court has invited the parties to submit an amended settlement agreement, the Company believes the liability recognized for the Massachusetts class action currently represents its best estimate of the costs to ultimately resolve this action. Notwithstanding the Company’s decision to enter into the settlement, the Company believes the facts and circumstances in the Massachusetts class action would continue to support its defenses.
Notwithstanding the fact that the Company has chosen to resolve various indirect purchaser actions via settlements, the Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses, and, in the event that any such settlements do not receive final court approval, these actions will continue to be vigorously defended.
In addition, an unresolved action remains in the State of Pennsylvania which is pending in a federal court in Pennsylvania. In this action, the Company had filed an appeal of the trial court’s denial of the Company’s motion to dismiss the complaint. In August 2008 the Third Circuit Court of Appeals ruled in the Company’s favor, issuing an opinion vacating the trial court’s denial and remanding the case to the trial court to determine whether plaintiffs should be granted permission to amend their complaint. For the plaintiffs in the foregoing action to prevail, they will now have to be granted permission to amend the complaint and then amend such complaint in a manner that satisfies the standards set forth in the August 2008 Third Circuit opinion. The plaintiffs will also have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and it is, and will continue to be, vigorously defended.
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
The liability associated with the Company’s estimated costs to resolve all indirect purchaser actions decreased to $24.8 million at June 30, 2008, from $75.4 million at December 31, 2007, primarily as a result of a payment made in connection with the California settlement, actual coupon redemption and payments of administrative costs related to previous settlements, partially offset by a charge recognized in the second quarter of 2008 reflecting a change in the estimated costs associated with the resolution of certain indirect purchaser antitrust actions.
One additional matter remains outstanding in connection with indirect purchaser actions.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has been served with a purported class action complaint filed in federal court in West Virginia, attempting to challenge certain aspects of a prior settlement approved by the Tennessee state court and seeking additional amounts purportedly consistent with subsequent settlements of similar actions, estimated by plaintiffs to be between $8.9 million and $214.2 million, as well as punitive damages and attorneys’ fees. In May 2008, the court granted defendants’ motion to dismiss, thereby dismissing this action with prejudice. In June 2008, plaintiffs filed a Notice of Appeal. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and will continue to vigorously defend against this matter throughout the appellate process. As such, the Company has not recognized a liability for the additional amounts sought in this complaint.
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
15 — BORROWING ARRANGEMENTS
Senior Notes
On February 29, 2008, the Company completed the issuance and sale of $300 million aggregate principal amount of 5.75 percent senior notes in a public offering at a price to the underwriters of 98.982 percent of the principal amount. These senior notes mature on March 1, 2018, with interest payable semiannually. Costs of $2.6 million associated with the issuance of the senior notes were capitalized and are being amortized over the term of the senior notes. Approximately $0.1 million of these costs were recognized during each of the three and six months ended June 30, 2008. Upon the completion of the issuance of the senior notes, the Company repaid $100 million of borrowings outstanding under the Company’s $200 million six-month credit agreement (the “Credit Agreement”) and $200 million of borrowings outstanding under the Company’s five-year revolving credit facility. In accordance with its terms, the Credit Agreement was terminated upon the issuance of the senior notes and the repayment of outstanding borrowings.
The Company’s $240 million aggregate principal amount senior notes, of which $200 million is 7.25 percent fixed rate debt and $40 million is floating rate debt, mature on June 1, 2009. As such, these notes were reclassified to “current portion of long-term debt” on the June 30, 2008 Condensed Consolidated Statement of Financial Position.
Revolving Credit Facility
The Company has a $300 million, five-year revolving credit facility (the “Credit Facility”) which will expire on June 29, 2012. Borrowings under the Credit Facility are primarily used for general corporate purposes, including the support of commercial paper borrowings. At June 30, 2008, the Company had borrowings of $140 million outstanding under the Credit Facility.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2008:

Total
Goodwill as of December 31, 2007	$28,304
Translation adjustments	(93)

Goodwill as of June 30, 2008	$28,211

Approximately $25.2 million of the goodwill balance at June 30, 2008 and December 31, 2007 related to the Company’s Wine segment, with the remainder related to the Company’s international operations.
Nonamortizable Intangible Assets Other than Goodwill
At both June 30, 2008 and December 31, 2007, the Company had $41.9 million of identifiable intangible assets that were not being amortized, as such assets were deemed to have indefinite useful lives. These nonamortizable intangible assets relate to Wine segment acquired trademarks. There were no impairment charges recorded relating to these assets during the six months ended June 30, 2008 or 2007.
Amortizable Intangible Assets
The value of the Company’s amortizable intangible assets at June 30, 2008 and December 31, 2007 were approximately $13.8 million and $14.3 million (net of accumulated amortization of $1.9 million and $1.4 million), respectively. These assets consist primarily of acquired customer relationships, customer lists and intellectual property, which are being amortized on a straight-line basis over a weighted-average period of approximately 18 years.
For the second quarter of 2008 and 2007, amortization expense related to intangible assets was approximately $0.3 million and $0.1 million, respectively. For the first six months of 2008 and 2007, amortization expense related to intangible assets was approximately $0.6 million and $0.1 million, respectively.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17 — OTHER MATTERS
Minority Put Arrangement
In September 2007 the Company completed the acquisition of Stag’s Leap Wine Cellars through one of the Company’s consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which the Company holds an 85 percent ownership interest, with a 15 percent non-controlling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars and the related formation of Michelle-Antinori, the Company provided a put right to Antinori (“minority put arrangement”). The minority put arrangement provides Antinori with the right to require the Company to purchase its 15 percent ownership interest in Michelle-Antinori at a price based on a fixed multiple of Stag’s Leap Wine Cellars’ earnings before income taxes, depreciation, amortization and other non-cash items. The minority put arrangement becomes exercisable beginning on the third anniversary of the Stag’s Leap Wine Cellars acquisition (September 11, 2010). The Company accounts for the minority put arrangement as mandatorily redeemable securities under Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force Abstract Topic No. D-98, Classification and Measurement of Redeemable Securities, as redemption is outside of the control of the Company. Under this accounting model, to the extent the value of the minority put arrangement is greater than the minority interest reflected on the balance sheet (“traditional minority interest”), the Company recognizes the difference as an increase to the value of minority interest, with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation. The Company also reflects any decreases to the amount in a similar manner, with the floor in all cases being the traditionally calculated minority interest balance as of that date. The Company values the put arrangement by estimating its redemption value as if the redemption date were the end of the current reporting period, using the most recent 12-month trailing earnings before income taxes, depreciation, amortization and other non-cash items. As of June 30, 2008, the value of the minority put arrangement did not exceed the traditional minority interest balance. Therefore, no adjustment was recognized in the Condensed Consolidated Statement of Financial Position or in the calculation of earnings per share.
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

•
RESULTS OF OPERATIONS — This section provides an analysis of the Company’s results of operations for the three and six months ended June 30, 2008 and 2007. This section is organized using a layered approach, beginning with a discussion of consolidated results at a summary level, followed by more detailed discussions of business segment results and unallocated corporate items, including interest and income taxes.

•
OUTLOOK — This section provides information regarding the Company’s current expectations, mainly with regard to the remainder of the current fiscal year, and is organized to provide information by business segment and on a consolidated basis.

•
LIQUIDITY AND CAPITAL RESOURCES — This section provides an analysis of the Company’s financial condition, including cash flows for the six months ended June 30, 2008 and 2007 and any material updates to the Company’s aggregate contractual obligations as of June 30, 2008.

•
OFF-BALANCE SHEET ARRANGEMENTS — This section provides information regarding any off-balance sheet arrangements that are, or could be, material to the Company’s results of operations or financial condition.

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
Category Growth
Category growth is the Company’s top focus, as moist smokeless tobacco is a low incidence category and offers a viable option to adult smokers who are increasingly facing restrictions and are seeking a discreet and convenient alternative. For perspective, the number of adults who smoke is significantly larger than the number of adults who use smokeless tobacco products. As a result, every one percent of adult smokers who converts to moist smokeless tobacco products represent a 7 percent to 8 percent increase in the moist smokeless tobacco category’s adult consumer base. The Company views conversion as essential because consumer research indicates that the majority of new adult consumers who enter the category do so in the premium segment, of which the Company has approximately a 91 percent share.
In addition to advertising initiatives focused on category growth, the Company has utilized its direct mail and one-on-one marketing programs to promote the discreetness and convenience of smokeless tobacco relative to cigarettes. These programs, which the Company believes have been successful over the past several years, reaching over 6 million adult smokers, continue in 2008. The success of the category growth initiatives is also impacted by product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years. The success of the category growth initiatives is further evidenced by the fact that over the past several years, a majority of the new adult consumers who have recently entered the moist smokeless tobacco category first smoked cigarettes and that category growth has accelerated since the initiatives’ inception. Based on these results, the Company originally estimated category growth of 5 to 6 percent in 2008; however, given the rate of growth experienced for the first six months of 2008, the Company now expects category growth between 6 and 7 percent.

Competing Effectively
The Company is committed to competing effectively in every segment of the moist smokeless tobacco category by accelerating profitable volume growth, with the goal of growing as fast as the category. The Company is making progress towards this goal through its premium brand loyalty and brand-building initiatives, and also through price-focused efforts related to price-value products. During the first six months of 2008, net can volume for the Company’s moist smokeless tobacco products grew by 2.1 percent in a category that grew approximately 7.6 percent.
Premium Brand Loyalty — While category growth remains the Company’s top priority, it has also significantly enhanced its efforts on adult consumer loyalty for its premium moist smokeless tobacco products. The premium brand loyalty plan is designed to minimize migration from premium to price-value products by delivering value to adult consumers through product quality and brand-building efforts, along with promotional spending and other initiatives. As a result of this effort, premium net can volume had grown on a year-over-year basis for seven of the last eight quarters; however, it declined slightly, by 0.3 percent, during the second quarter of 2008. The Company attributes this second quarter decline in premium net can volume to challenges in the overall economy, rapidly rising gasoline prices and increased competitive activity. Despite the second quarter challenges, premium net can volume increased 0.9 percent in the first half of 2008, as compared to the first half of 2007. To build upon its year-to-date success and ensure premium net can volume growth for the year in the face of a difficult economy and increased competitive activity, the Company plans to further increase its brand-building efforts and price-based loyalty initiatives during the second half of 2008.
Price-Value Initiatives — The Company’s commitment to accelerate profitable volume growth reflects a balanced portfolio approach, which also includes a full complement of marketing support for its price-value products. For example, the Company has implemented plans to expand the distribution and enhance the presence of its Husky brand at retail, and to be competitively priced with other deep discount brands. Likewise, additional promotional and brand building support was provided on its mid-priced Red Seal brand. The Company’s successful execution of a balanced portfolio approach continued in the first half of 2008, as 8.6 percent growth in price-value net can volume occurred at the same time as 0.9 percent growth in premium net can volume. Of note, the Company repriced and repositioned its small regional brand, Rooster, to compete as a price-value brand during the second quarter of 2008.
WINE SEGMENT
The Company’s vision in the Wine segment is for Ste. Michelle Wine Estates to be recognized as the premier fine wine company in the world. This is a vision based on continuous improvement in quality and greater recognition through third-party acclaim and superior products. In connection with that vision, the Company aims to elevate awareness of the quality of Washington state wines and increase its prestige to that of the top regions of the world through superior products, innovation and customer focus. In order to achieve these goals, attention is directed towards traditional style wines in the super premium to luxury-priced categories. The Company has made progress towards its vision, as demonstrated by its recent accomplishments, with premium case volume growth of 17.9 percent in the first six months of 2008, as compared to the corresponding period of 2007. According to ACNielsen, Ste. Michelle Wine Estates continued to be the fastest growing of the ten largest wineries in the United States during the first half of 2008. The Company continued to be the category leader for Riesling, based on ACNielsen data, with approximately 34 percent of the domestic Riesling market in the first half of 2008, reflecting a 0.9 percentage point increase over the Company’s reported 2007 share in the comparable prior year period. During the first six months of 2008, the Company’s Chateau Ste. Michelle brand was the fastest growing top ten premium brand, according to ACNielsen. In addition, as reported by ACNielsen, volume growth for Washington state wines, where the Company maintained its strong leadership position, outpaced most other major regions thus far during 2008, with a growth rate of approximately 11 percent.

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
RESULTS OF OPERATIONS
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS
Second Quarter of 2008 compared with the Second Quarter of 2007

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$506,171	$491,254	$14,917	3.0
Net earnings	139,660	139,971	(311)	(0.2)
Basic earnings per share	0.95	0.88	0.07	8.0
Diluted earnings per share	0.94	0.87	0.07	8.0

Restructuring charges	1,206	3,908	(2,702)	(69.1)
Antitrust litigation	1,525	—	1,525	—

Net Earnings
Consolidated net earnings was essentially flat in the second quarter of 2008, as compared to the second quarter of 2007, as increased operating income was offset by higher net interest expense. The Company reported operating income of $237.7 million in the second quarter of 2008, representing 47 percent of consolidated net sales, compared to operating income of $227.8 million, or 46.4 percent of consolidated net sales, in the second quarter of 2007. The increase in operating income was primarily due to the following:
•	Increased net sales and gross margin in the wine segment;

•	Lower selling, advertising and administrative (“SA&A”) expenses in the Smokeless Tobacco segment, which can be attributed to Project Momentum;

•
Lower unallocated corporate expenses, primarily due to the absence of costs related to changes in executive management and the amortization of imputed rent related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building. The impact of such charges adversely impacted the operating margin percentage by 1 percentage point in the second quarter of 2007; and

•
Lower restructuring charges incurred in connection with the Project Momentum initiative (see Restructuring Charges section below). The impact of restructuring charges adversely impacted the operating margin percentage by approximately 0.2 percentage points and 0.8 percentage points in the second quarter of 2008 and 2007, respectively.

These factors were partially offset by:
•	Lower net sales and gross margin in the Smokeless Tobacco segment;

•	Higher SA&A expenses in the Wine segment, including the impact of the addition of Stag’s Leap Wine Cellars, which was acquired in September 2007; and

•
The impact of $1.5 million in antitrust litigation charges recognized in the second quarter of 2008, related to the previous settlement of an indirect purchaser antitrust action, due to a change in the estimated costs associated with the resolution of such action, which adversely impacted the operating margin percentage by approximately 0.3 percentage points.

Basic and diluted earnings per share were $0.95 and $0.94, respectively, for the second quarter of 2008, representing increases of 8 percent from each of the corresponding comparative measures in 2007. Average basic shares outstanding in the second quarter of 2008 were 7.7 percent lower than in the comparable prior year period, primarily as a result of the 12.6 million shares repurchased during the 12-month period ended June 30, 2008, the majority of which were repurchased in the latter half of 2007, partially offset by the exercise of stock options. Average diluted shares outstanding in the second quarter of 2008 were lower than those in the second quarter of 2007 mainly due to the impact of share repurchases and a lower level of dilutive options outstanding.

Net Sales

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net Sales by Segment:
Smokeless Tobacco	$393,658	$399,018	$(5,360)	(1.3)
Wine	99,134	79,519	19,615	24.7
All Other Operations	13,379	12,717	662	5.2

Consolidated Net Sales	$506,171	$491,254	$14,917	3.0

The increase in consolidated net sales for the second quarter of 2008, as compared to the second quarter of 2007, was primarily due to the following:
•	Improved case volume for existing premium wine brands, as well as the incremental impact from the addition of the Stag’s Leap Wine Cellars portfolio of wines, which was acquired in September 2007;

•	Improved overall net can volume for moist smokeless tobacco products; and

•	Improved international results.
These factors were partially offset by:
•	Lower net revenue realization per can in the Smokeless Tobacco segment.
Segment Net Sales as a Percentage of Consolidated Net Sales

*	Smokeless Tobacco

Gross Margin

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross Margin by Segment:
Smokeless Tobacco	$322,790	$329,487	$(6,697)	(2.0)
Wine	35,161	26,850	8,311	31.0
All Other Operations	7,921	8,068	(147)	(1.8)

Consolidated Gross Margin	$365,872	$364,405	$1,467	0.4

The consolidated gross margin increase in the second quarter of 2008, as compared to the second quarter of 2007, was primarily due to higher net sales in the Wine segment, partially offset by higher cost of products sold in all segments and lower net sales in the Smokeless Tobacco segment.

	Three Months Ended
	June 30,		Increase/
	2008	2007	(Decrease)
Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	82.0%	82.6%	(0.6)
Wine	35.5%	33.8%	1.7
All Other Operations	59.2%	63.4%	(4.2)
Consolidated	72.3%	74.2%	(1.9)
The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to a change in segment mix, as case volume for wine, which sells at comparatively lower margins, grew faster than the net can volume for moist smokeless tobacco products. Also contributing to this decline was the lower net revenue realization per can in the Smokeless Tobacco segment. Gross margin percentages for each segment are discussed further below.
Restructuring Charges
The Company recognized $1.2 million and $3.9 million in restructuring charges in the second quarter of 2008 and 2007, respectively, related to actions undertaken in connection with Project Momentum. Under this initiative, the Company has targeted at least $150 million in annual savings to be realized within the three years following its initial implementation in September 2006. Refer to the Restructuring Charges section within the First Six Months of 2008 compared with the First Six Months of 2007 discussion below for additional information.
First Six Months of 2008 compared with the First Six Months of 2007

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$978,885	$938,272	$40,613	4.3
Net earnings	264,994	247,484	17,510	7.1
Basic earnings per share	1.79	1.55	0.24	15.5
Diluted earnings per share	1.77	1.53	0.24	15.7

Gain on sale of corp. HQ bldg.	—	105,143	(105,143)	—

Restructuring charges	1,618	7,428	(5,810)	(78.2)
Antitrust litigation	1,525	122,100	(120,575)	(98.8)

Net Earnings
Consolidated net earnings increased in the first six months of 2008, as compared to the first six months of 2007, as a result of increased operating income and the impact of a lower effective tax rate, partially offset by higher net interest expense. The Company reported operating income of $450.6 million in the first six months of 2008, representing 46 percent of consolidated net sales, compared to operating income of $405.8 million, or 43.2 percent of consolidated net sales, in the first six months of 2007. The increase in operating income was primarily due to the following:
•
Lower antitrust litigation charges, as the 2008 period included $1.5 million and the prior year period included $122.1 million. The charges in 2007 represented the estimated costs associated with the resolution of indirect purchaser antitrust class actions in the States of Wisconsin and California. Antitrust litigation charges adversely impacted the operating margin percentage by 0.2 percentage points and 13 percentage points in the first six months of 2008 and 2007, respectively;

•	Increased net sales and gross margin in the wine segment;

•	Lower SA&A expenses in the Smokeless Tobacco segment, which can be attributed to Project Momentum;

•
Lower unallocated corporate expenses, primarily due to lower costs related to changes in executive management and the absence of amortization of imputed rent related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building. The impact of such charges adversely impacted the operating margin percentage by 0.1 and 0.9 percentage points in the first six months of 2008 and 2007, respectively; and

•
Lower restructuring charges incurred in connection with the Project Momentum initiative (see Restructuring Charges section below). The impact of restructuring charges adversely impacted the operating margin percentage by approximately 0.2 percentage points and 0.8 percentage points in the first six months of 2008 and 2007, respectively.

These factors were partially offset by:
•
The absence of a $105 million pre-tax gain recognized in the prior year in connection with the sale of the Company’s former corporate headquarters building, which favorably impacted the prior year operating margin by 11.2 percentage points;

•	Higher SA&A expenses in the Wine segment, including the impact of the addition of Stag’s Leap Wine Cellars, which was acquired in September 2007; and

•	Lower gross margin in the Smokeless Tobacco segment.
Basic and diluted earnings per share were $1.79 and $1.77, respectively, for the first six months of 2008, representing increases of 15.5 percent and 15.7 percent, respectively, from each of the corresponding comparative measures in 2007. Average basic shares outstanding in the first six months of 2008 were 7.2 percent lower than in the comparable prior year period, primarily as a result of the 12.6 million shares repurchased during the 12-month period ended June 30, 2008, partially offset by the exercise of stock options. Average diluted shares outstanding in the first six months of 2008 were lower than those in the first six months of 2007 mainly due to the impact of share repurchases and a lower level of dilutive options outstanding.
Net Sales

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net Sales by Segment:
Smokeless Tobacco	$767,251	$766,451	$800	0.1
Wine	185,300	148,295	37,005	25.0
All Other Operations	26,334	23,526	2,808	11.9

Consolidated Net Sales	$978,885	$938,272	$40,613	4.3

The increase in consolidated net sales for the first six months of 2008, as compared to the first six months of 2007, was primarily due to the following:
•	Improved case volume for premium wine, including the incremental impact from the addition of the Stag’s Leap Wine Cellars portfolio of wines, which was acquired in September 2007;

•	Improved international results; and

•	Improved net can volume for moist smokeless tobacco products, with increases for both premium and price-value products.

These factors were partially offset by:
•	Lower net revenue realization per unit in the Smokeless Tobacco segment.
Segment Net Sales as a Percentage of Consolidated Net Sales

*	Smokeless Tobacco
Gross Margin

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross Margin by Segment:
Smokeless Tobacco	$625,936	$629,939	$(4,003)	(0.6)
Wine	65,199	50,949	14,250	28.0
All Other Operations	16,095	14,882	1,213	8.2

Consolidated Gross Margin	$707,230	$695,770	$11,460	1.6

The consolidated gross margin increase in the first half of 2008, as compared to the first half of 2007, was primarily due to higher net sales in the Wine segment, partially offset by higher cost of products sold in all segments.

	Six Months Ended
	June 30,
	2008	2007	Increase/(Decrease)
Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	81.6%	82.2%	(0.6)
Wine	35.2%	34.4%	0.8
All Other Operations	61.1%	63.3%	(2.2)
Consolidated	72.2%	74.2%	(2.0)

The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to a change in segment mix, as case volume for wine, which sells at comparatively lower margins, grew faster than the net can volume for moist smokeless tobacco products. In addition, lower net revenue realization per can and higher costs per case in the Wine segment, contributed to the overall decline in gross margin, as a percentage of net sales. Gross margin percentages for each segment are discussed further below.
Restructuring Charges
The Company recognized $1.6 million and $7.4 million in restructuring charges in the first six months of 2008 and 2007, respectively, related to actions undertaken in connection with Project Momentum. The following table provides a summary of restructuring charges incurred during the second quarter and first six months of 2008, the cumulative charges incurred to date and the total amount of charges expected to be incurred in connection with this initiative for each major cost, by category:

	Restructuring Charges	Restructuring Charges
	Incurred for the	Incurred for the	Cumulative Charges	Total Charges
	Three Months Ended	Six Months Ended	Incurred as of	Expected to be
	June 30, 2008	June 30, 2008	June 30, 2008	Incurred (1)

One-time termination benefits	$1,166	$1,550	$20,359	$21,600 – $23,200
Contract termination costs	—	—	492	400 – 500
Other restructuring costs	40	68	13,568	13,500 – 13,800

Total	$1,206	$1,618	$34,419	$35,500 – $37,500

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

One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs primarily relate to charges for the termination of operating leases incurred in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees, as well as asset impairment charges and applicable costs incurred in connection with the relocation of the Company’s headquarters. Primarily all of the restructuring charges expected to be incurred will result in cash expenditures, although approximately $5 million of such charges relate to pension enhancements offered to applicable employees, all of which will be paid directly from the respective pension plan’s assets. As of June 30, 2008, the liability balance associated with restructuring charges amounted to $0.7 million. Refer to Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 13, Restructuring,” for further information regarding accrued restructuring charges.

SMOKELESS TOBACCO SEGMENT
Second Quarter of 2008 compared with the Second Quarter of 2007

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$393,658	$399,018	$(5,360)	(1.3)
Restructuring charges	1,173	3,253	(2,080)	(63.9)
Antitrust litigation	1,525	—	1,525	—
Operating profit	226,198	223,758	2,440	1.1
Net Sales
While there was a 1.3 percent increase in overall net can volume for moist smokeless tobacco products, Smokeless Tobacco segment net sales decreased in the second quarter of 2008, as compared to the second quarter of 2007, as a result of lower net revenue realization per can, which was attributable to the following:
•	An unfavorable shift in overall product mix, with net can volume for price-value products increasing 9.7 percent and premium products declining 0.3 percent;

•
An unfavorable shift in premium product mix, with net can volume for value pack and promotional products, the nature of which are described below in further detail, comprising a larger percentage of premium net can volume; and

•	Increased sales incentives, primarily retail buydowns, which included those related to the Company’s price-value brands.
Percentage of Smokeless Tobacco Segment Net Sales by Product Category

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds
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

MSTP Net Can Volume*

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net Can Volume (in thousands):
Premium	143,216	143,635	(419)	(0.3)
Price Value	28,777	26,222	2,555	9.7

Total	171,993	169,857	2,136	1.3

*
In April 2008, the Company repositioned its regional moist smokeless tobacco brand, Rooster, as a price-value product. In order to ensure comparability and to conform to the current positioning, amounts related to Rooster for all periods presented have been reclassified from premium to price-value.

Percentage of Total Moist Smokeless Tobacco Products Net Can Volume by Category Segment
Overall net can volume for moist smokeless tobacco products increased 1.3 percent in the second quarter of 2008, as compared to the similar 2007 period, reflecting the tenth consecutive quarter of overall year-over-year net can volume growth. The increase in overall net can volume in the second quarter of 2008 was driven by net can volume growth of 9.7 percent for price-value products, which more than offset a slight decline of 0.3 percent in net can volume for premium products.
The Company believes its overall net can volume growth was favorably affected by the following factors:
•	Continued spending on category growth initiatives;

•	Continued execution of the Company’s premium brand loyalty plan, which, to a varying extent, has narrowed the price gaps between premium and price-value products on a state-by-state basis; and

•	Increased efforts on expanding distribution and focused promotional spending on price-value brands.

The impact of these factors was partially offset by:
•	A more challenging external environment, including a weak economy, record-high gasoline prices and increased competitive activity.
Net can volume for premium products includes the Copenhagen and Skoal brands. In combination, net can volume for these brands was down 0.3 percent in the second quarter of 2008, versus the corresponding 2007 period, and was also below the Company’s previous growth expectation of 1 to 2 percent. The Company believes the slight volume declines for both brands, as well as their shortfall to expectations, can be attributed to a number of items, including the more difficult economy and increased competitive activity, such as higher promotional support and new product launches for value or deep discount products. The majority of the adverse impact to the Company’s premium net can volume results occurred late in the second quarter, tracing to one geographic region of the country that is characterized by lower per capita income and a higher price-value development. Excluding this geographic region, net can volume for premium products increased 1.2 percent in the second quarter of 2008, as compared to the similar 2007 period.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. In connection with that objective, during the first quarter of 2008, the Company launched Skoal Edge Wintergreen Long Cut, which contributed to second quarter 2008 premium net can volume results. Skoal Edge Wintergreen Long Cut is a newer, bolder wintergreen premium product, which the Company believes is unique in terms of flavor and texture, providing a softer, more comfortable mouth feel.
Despite the challenges in the second quarter of 2008, the Company’s premium pouch products have demonstrated continued growth. Such products are a key component to the Company’s objective to grow the moist smokeless tobacco category by building awareness and improving the social acceptability of smokeless tobacco products among adult consumers, primarily smokers. Specifically, they are designed to differentiate the Company’s premium brands from competitive products, and to provide more approachable forms and flavors for adult smokers, who continue to switch to smokeless tobacco products. Net can volume for these pouch products, which include Copenhagen Pouches and Skoal Pouches, posted double-digit growth in the second quarter of 2008, as compared to second quarter of 2007. Net can volume for pouch products represented 8.2 percent of the Company’s premium net can volume for the second quarter of 2008.
In addition, with regards to innovation, while the Company will be discontinuing the limited marketing of its Skoal Dry spit-free pouch product in its two lead markets, it plans to launch Skoal Snus in a limited lead market. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product is also aimed at converting adult smokers, and is designed to be spit-free. Over the course of the past two years, Skoal Dry, along with several similar competitive snus products, have been introduced in select domestic markets. All of these dry, spit-free products have substantially different attributes than traditional moist smokeless tobacco products. The limited volume associated with these launches has been largely incremental to the category and has had no measurable impact on the Company’s existing products within these markets.
Net can volume for price-value products includes the Red Seal and Husky brands, along with the regional Rooster brand. Net can volume for the Company’s mid-priced Red Seal brand grew mid-single digits in the second quarter of 2008, as compared to the second quarter of 2007, which the Company believes reflects the brand’s inherent value proposition with 25 percent more tobacco per can than other leading brands, as well as the benefit of focused promotional spending. Net can volume for the Company’s deep discount Husky brand grew double-digits in the second quarter of 2008, as compared to the corresponding prior year period, reflecting increased brand-building efforts, expanded distribution and strengthened retail presence. Rooster, which was repositioned as a regional price-value product beginning in April 2008, posted strong growth in the second quarter of 2008, as compared to the second quarter of 2007.

Cost of Products Sold
Costs of products sold for the second quarter of 2008 increased as compared to the corresponding period of 2007, mainly due to the overall increased net unit volume for moist smokeless tobacco products and higher unit costs, including costs associated with certain trade promotional packaging.
Gross Margin

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross margin	$322,790	$329,487	$(6,697)	(2.0)

Gross margin as % of net sales	82.0%	82.6%
Gross margin decreased in the second quarter of 2008, compared to the second quarter of 2007, primarily as a result of as a result of lower net revenue realized per can, primarily due to increased sales incentives, as well as the aforementioned increase in cost of products sold. The gross margin, as a percentage of net sales, declined by 0.6 percentage points in the second quarter of 2008, as compared to the corresponding period of 2007, as a result of these factors and a shift in product mix, which included a higher percentage of price-value, value pack and promotional products.
SA&A Expenses
SA&A expenses decreased 8.4 percent in the second quarter of 2008 to $93.9 million, compared to $102.5 million in the second quarter of 2007, reflecting the following:
•	Lower tobacco settlement-related costs;

•	Decreased legal expenses;

•	Lower tax expense related to samples;

•	Decreased trade promotional costs;

•	A tax refund related to the Company’s seed operations;

•	Lower costs associated with retail shelving systems; and

•	Decreased handling fees due to a reduction in returned goods.
These decreases were partially offset by:
•	Higher direct marketing costs, primarily for Copenhagen and Skoal products; and

•	Higher field sales expenses, including the impact of higher fuel costs.
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the quarters ended June 30, 2008 and 2007, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $4.5 million and $3.7 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.

Antitrust Litigation
In the second quarter of 2008, the Company recorded a $1.5 million charge related to the previous settlement of an indirect purchaser antitrust action, due to a change in the estimated costs associated with the resolution of such action.
See Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation.
Restructuring Charges
Smokeless Tobacco segment results for the three months ended June 30, 2008 and 2007 reflect $1.2 million and $3.3 million, respectively, of the restructuring charges discussed in the Consolidated Results section above.
First Six Months of 2008 compared with the First Six Months of 2007

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$767,251	$766,451	$800	0.1
Restructuring charges	1,322	6,486	(5,164)	(79.6)
Antitrust litigation	1,525	122,100	(120,575)	(98.8)
Operating profit	429,800	294,748	135,052	45.8
Net Sales
Smokeless Tobacco segment net sales were relatively flat in the first six months of 2008, as compared to the first six months of 2007, reflecting an increase in both premium and price-value net can volume for moist smokeless tobacco products. Net can volume results are discussed further below.
The impact of increased volume was substantially offset by lower net revenue realized per can, which was attributable to the following:
•	An unfavorable shift in overall product mix, with price-value products contributing to a larger percentage of total net can volume;

•	An unfavorable shift in premium product mix, with net can volume for value pack and promotional premium products, comprising a larger percentage of premium net can volume; and

•	Increased sales incentives, primarily retail buydowns, which included those related to the Company’s price-value brands.

Percentage of Smokeless Tobacco Segment Net Sales by Product Category

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds
MSTP Net Can Volume*

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net Can Volume (in thousands):
Premium	277,552	275,020	2,532	0.9
Price Value	54,330	50,030	4,300	8.6

Total	331,882	325,050	6,832	2.1

*	In order to ensure comparability and to conform to Rooster’s current positioning, amounts related to this brand have been reclassified from premium to price-value for all periods presented.
Percentage of Total Moist Smokeless Tobacco Products Net Can Volume by Category Segment
Overall net can volume for moist smokeless tobacco products increased 2.1 percent in the first half of 2008, as compared to the first half of 2007. Net can volume for premium products accounted for approximately 37 percent of the overall volume increase. The premium net can volume growth of 0.9 percent in the first half of 2008, as compared to the first half of 2007, was experienced at the same time as an 8.6 percent increase in net can volume for price-value products.

The Company believes the overall net can volume growth is attributable to the following:
•	The Company’s continued category growth efforts aimed at converting adult smokers to moist smokeless tobacco products; and

•	An increased focus on brand building, including promotional spending and other price-focused initiatives related to the Company’s premium brand loyalty plan and price-value efforts.
The impact of these initiatives was partially offset by:
•	A more challenging external environment, particularly in the second quarter of 2008, including a weak economy, record-high gasoline prices and increased competitive activity.
The premium net can volume growth of 0.9 percent for the first six months of 2008 was attributable to both Copenhagen and Skoal products, reflecting the Company’s continued focus on premium brand loyalty efforts, even in the face of the economic and competitive challenges.
Premium pouch products posted high single-digit net can volume growth in the first half of 2008, as compared to first half of 2007, a lower growth rate than historical trends as the prior year period included initial pipeline volume associated with the launch of Skoal Citrus Pouches. Net can volume for pouch products represented 8 percent of the Company’s premium net can volume for the first six months of 2008.
Net can volume for Red Seal grew mid-single digits in the first six months of 2008, as compared to the first six months of 2007, reflecting the benefit of focused promotional spending. Net can volume for the Company’s Husky brand grew double-digits in the first six months of 2008, as compared to the corresponding prior year period, reflecting increased brand-building efforts, expanded distribution and strengthened retail presence. For the first half of 2008, the Company continued to achieve price-value volume growth concurrent with premium volume growth, which is reflective of the Company’s strategy to compete effectively within every segment of the moist smokeless tobacco category.
The following provides information from the Company’s Retail Account Data Share & Volume Tracking System (“RAD-SVT”) for the 26-week period ending June 14, 2008, as provided by Management Science Associates, Inc., which measures shipments from wholesale to retail.

			Percentage Point
	Can-Volume %		Increase/(Decrease)
	Change from Prior	%	from Prior
	Year Period	Share	Year Period
Total Category Data:
Total Moist Smokeless Category	7.6%	N/A	N/A
Total Premium Segment	0.6%	52.7%*	(3.6)
Total Value Segments	16.5%	47.2%*	3.6

Company Data:
Total Moist Smokeless Category	1.7%	57.9%	(3.4)
Total Premium Segment	0.3%	90.7%	(0.3)
Total Value Segments	8.6%	21.4%	(1.6)

*	Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.

As reflected in such data, for the 26 weeks ended June 14, 2008, the total moist smokeless tobacco category grew 7.6 percent, which was consistent with trends seen in recent quarters and slightly higher than the Company’s current estimate of category growth in the range of 6 to 7 percent for full-year 2008. Volume for the Company’s moist smokeless tobacco products increased 1.7 percent and its share of the total category was 57.9 percent during the period. Volume for the Company’s premium brands grew 0.3 percent for the 26 weeks ended June 14, 2008, while the overall premium segment grew 0.6 percent versus the comparable prior year period. Similar to the Company’s net can volume shipment results, discussed earlier, RAD-SVT indicates that the premium volume challenges are largely confined to a limited geographic region. Excluding that region, the remainder of the country, which constitutes the vast majority of the Company’s volume, was up 1.2 percent for the period. The Company’s 90.7 percent share of the overall premium segment for the 26 weeks ended June 14, 2008 was level with the percent share reported for the 26 weeks ended February 23, 2008. Volume for the Company’s value products grew 8.6 percent, a decline from the 10.4 percent level reported for the 26 weeks ended February 23, 2008. This compares to an increase in the growth rate for the overall value segment, which accelerated from 14.3 percent for the 26 weeks ending February 23, 2008 to16.5 percent in the most recent 26-week period, driven by the previously discussed competitive promotional and new product launch activity.
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
Cost of Products Sold
Costs of products sold for the first six months of 2008 increased as compared to the corresponding period of 2007, mainly due to the overall increased net unit volume for moist smokeless tobacco products and higher unit costs, including costs associated with certain trade promotional packaging.
Gross Margin

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross margin	$625,936	$629,939	$(4,003)	(0.6)

Gross margin as % of net sales	81.6%	82.2%
Gross margin decreased in the first half of 2008, compared to the first half of 2007, as a result of lower net revenue realized per can, primarily due to increased sales incentives, as well as the aforementioned increase in cost of products sold. The gross margin, as a percentage of net sales, declined by 0.6 percentage points in the first six months of 2008, as compared to the corresponding period of 2007, as a result of these factors and a shift in product mix, which included a higher percentage of price-value, value pack and promotional products.

SA&A Expenses
SA&A expenses decreased 6.4 percent in the first six months of 2008 to $193.3 million, compared to $206.6 million in the first six months of 2007, reflecting the following:
•	Lower tobacco settlement-related costs;

•	A reduction in legal expenses;

•	Decreased salaries and related costs;

•	Lower print advertising costs, primarily due to lower spending on Copenhagen, Skoal and Skoal Dry;

•	Lower tax expense related to samples;

•	Decreased handling fees due to a reduction in returned goods; and

•	A tax refund related to the Company’s seed operations.
These decreases were partially offset by:
•	Higher field sales expenses, including the impact of higher fuel costs;

•	Increased point-of-sale, direct marketing and trade promotions costs; and

•	Higher consumer promotion costs, primarily due to the Cope Chop Shop Sweepstakes.
For the six months ended June 30, 2008 and 2007, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $8.8 million and $7 million, respectively.
Antitrust Litigation
In the first six months of 2008, the Company recorded a $1.5 million charge reflecting a change in the estimated costs associated with the resolution of certain indirect purchaser antitrust actions. The first six months of 2007 reflect the impact of a $122.1 million pre-tax charge, representing the estimated costs to be incurred in connection with the resolution of the Company’s two most significant remaining indirect purchaser class actions. The Company believes the settlement of these actions was prudent, as it removed a major distraction from the organization and reduced uncertainties regarding legal actions. The charge was comprised of the following:
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

See Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies and Note 17, Other Matters,” for additional details regarding the Company’s antitrust litigation.
Restructuring Charges
Smokeless Tobacco segment results for the six months ended June 30, 2008 and 2007 reflect $1.3 million and $6.5 million, respectively, of the restructuring charges discussed in the Consolidated Results section above.
WINE SEGMENT
Second Quarter of 2008 compared with the Second Quarter of 2007

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$99,134	$79,519	19,615	24.7
Operating profit	14,842	11,460	3,382	29.5
Net Sales
The increase in Wine segment net sales for the second quarter of 2008, as compared to the corresponding 2007 period, was primarily due to a 20 percent increase in premium case volume. These favorable net sales results reflect the following factors:
•	Strong performance by existing brands, primarily Columbia Crest, Chateau Ste. Michelle, Erath, Red Diamond and 14 Hands;

•
Incremental revenue contributed by the Stag’s Leap Wine Cellars labels, which were added to the Company’s portfolio in September 2007, with net sales of these labels accounting for approximately $5 million, or 25 percent, of the increase in net sales;

•	Higher sales of the imported Antinori products, for which the Company is the exclusive U.S. distributor; and

•
The continued benefit of favorable third-party acclaim and product ratings received in late 2007 and so far in 2008. During the second quarter of 2008 alone, the Company’s wines received over 35 ratings of 90-plus from national publications, such as Wine Spectator and Wine Enthusiast.

Case Volume
Percentage of Total Case Volume by Brand

*	Includes Stag’s Leap Wine Cellars, which was acquired in September 2007.
Chateau Ste. Michelle and Columbia Crest, the Company’s two leading brands, accounted for 67.2 percent of total premium case volume in the second quarter of 2008, as compared to 71 percent for the corresponding 2007 period.
Case volume for the second quarter of 2008 reflected the following:
•
A double-digit increase in Columbia Crest case volume in the second quarter of 2008, as compared to the second quarter of 2007, primarily due to higher case volume for Grand Estates Chardonnay, which received a 90 rating from two publications during the quarter,. New product introductions, including the Horse Heaven Hills (H3) ultra-premium line and the Two Vines Vineyard 10 products, also contributed to the increase. In addition, case volume for Two Vines red varietals was higher in the second quarter of 2008, as compared to the same period of 2007. These increases were partially offset by lower case volume for other Grand Estates products;

•	A high single-digit increase in case volume for Chateau Ste. Michelle, primarily due to higher case volume for white varietals;

•
Case volume related to the Stag’s Leap Wine Cellars labels, which were added to the Company’s portfolio in September 2007. Case volume for Stag’s Leap Wine Cellars labels accounted for 2.2 percentage points of the overall 20 percent case volume increase;

•	Strong growth for the Company’s Red Diamond, Erath, 14 Hands and Domaine Ste. Michelle labels; and

•	Increased case volume for the Antinori brands.
Cost of Products Sold
Segment cost of products sold in the second quarter of 2008 increased 21.5 percent from the same prior year period, which was primarily attributable to the increased case volume, as well as higher costs per case, which includes the impact of higher freight costs driven by increased fuel prices.

Gross Margin

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross margin	$35,161	$26,850	$8,311	31.0

Gross margin as % of net sales	35.5%	33.8%
The increase in gross margin in the second quarter of 2008, versus the second quarter of 2007, was primarily due to the increase in net sales. Gross margin, as a percentage of net sales, increased in the second quarter of 2008, as compared to the corresponding prior year period, mainly due to case sales associated with the higher margin Stag’s Leap Wine Cellars and Erath labels, as well as a favorable shift in mix to higher priced varietals for the Columbia Crest and Chateau Ste. Michelle labels.
SA&A Expenses
SA&A expenses of $20.3 million in the second quarter of 2008 were 32 percent higher than the $15.4 million of such expenses recognized in the second quarter of 2007, reflecting the following:
•	Higher salaries and related costs, due to the continued expansion of the sales force, in alignment with the Company’s broadening distribution of its wines;

•
Higher costs related to the addition of Stag’s Leap Wine Cellars, acquired in September 2007, which accounted for approximately 27 percent (or 8.6 percentage points) of the total increase in SA&A expenses;

•	Increased advertising and promotional costs related to Columbia Crest; and

•	Higher legal expenses.
First Six Months of 2008 compared with the First Six Months of 2007

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$185,300	$148,295	37,005	25.0
Operating profit	26,706	22,720	3,986	17.5
Net Sales
The increase in Wine segment net sales for the first six months of 2008, as compared to the corresponding 2007 period, was primarily due to an increase in premium case volume of 17.9 percent. These favorable net sales results reflect the following factors:
•
Incremental revenue contributed by the Stag’s Leap Wine Cellars labels, which were added to the Company’s portfolio in September 2007, with net sales of these labels accounting for approximately 34 percent of the increase in net sales;

•	Strong performance by existing brands, primarily Columbia Crest, Chateau Ste. Michelle, Erath, Red Diamond and 14 Hands;

•	Increased sales of Antinori products; and

•	The continued benefit of favorable third-party acclaim and product ratings.

Case Volume
Percentage of Total Case Volume by Brand

*	Includes Stag’s Leap Wine Cellars, which was acquired in September 2007.
Chateau Ste. Michelle and Columbia Crest accounted for 67 percent of total premium case volume in the first six months of 2008, as compared to 70.8 percent for the corresponding 2007 period.
Case volume for the first six months of 2008 reflected the following:
•
A double-digit increase in Columbia Crest case volume, primarily due to the Horse Heaven Hills (H3) ultra-premium line and Two Vines Vineyard 10 products, as well as higher case volume for Grand Estates Chardonnay in the first half of 2008, as compared to the first half of 2007. These increases were partially offset by lower case volume for other Grand Estates products;

•	Double-digit case volume growth for Chateau Ste. Michelle, primarily due to higher case volume for white varietals;

•	Incremental case volume related to the September 2007 addition of Stag’s Leap Wine Cellars labels, which accounted for 2.6 percentage points of the overall 17.9 percent case volume increase;

•	Strong growth for the Company’s Red Diamond, Erath, and 14 Hands labels; and

•	Higher case volume for the Antinori brands.
Cost of Products Sold
Segment cost of products sold increased 23.4 percent in the first six months of 2008, as compared to the first six months of 2007, primarily due to the increased case volume and higher costs per case, which includes the impact of higher freight costs driven by increased fuel prices.

Gross Margin

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross margin	$65,199	$50,949	$14,250	28.0

Gross margin as % of net sales	35.2%	34.4%
The increase in gross margin in the first half of 2008, versus the first half of 2007, was primarily due to the increase in net sales. Gross margin, as a percentage of net sales, increased in the first six months of 2008, as compared to the corresponding prior year period, mainly due to case sales associated with the higher margin Stag’s Leap Wine Cellars and Erath labels.
SA&A Expenses
SA&A expenses increased 36.4 percent to $38.5 million in the first six months of 2008, from $28.2 million in the first six months of 2007, reflecting the following:
•
Higher costs related to the addition of Stag’s Leap Wine Cellars, acquired in September 2007, which accounted for approximately 28 percent (or 10.2 percentage points) of the total increase in SA&A expenses;

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

•	Increased point-of-sale advertising costs; and

•	Higher advertising and promotional costs related to Columbia Crest.
ALL OTHER OPERATIONS
Second Quarter of 2008 compared with the Second Quarter of 2007

	Three Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$13,379	$12,717	$662	5.2
Operating profit	4,107	4,945	(838)	(16.9)
Net sales for All Other Operations increased 5.2 percent in the second quarter of 2008, as compared to the second quarter of 2007, reflecting the following:
•	The favorable impact of foreign exchange rates related to the Company’s international operations in Canada;

•	Higher net unit volume in the Company’s other international markets;

These favorable items were partially offset by:
•
The impact of an increase in the provision for returned goods for the Company’s Canadian operations, ahead of an excise tax related price increase that will become effective in the third quarter of 2008. The increase in the provision represents the estimated cost of consideration to be provided to wholesale customers during a transitional period for goods purchased prior to the effective date of the excise tax related price increase.

Foreign exchange rates had an unfavorable impact on costs of products sold in the second quarter of 2008, as compared to the comparable prior year period. Gross margin, as a percentage of net sales, was 59.2 percent in the second quarter of 2008, as compared to 63.4 percent in the second quarter of 2007. The decrease in the gross margin, as a percentage of net sales, was primarily due to the increase in the provision for returned goods. Operating profit for All Other Operations represented 30.7 percent of net sales in the second quarter of 2008, as compared to 38.9 percent in the corresponding period of 2007. The decrease in the operating margin percentage was primarily due to the aforementioned charge related to returned goods, as well as an increase in direct selling and advertising costs, primarily within the Company’s Canadian operations.
First Six Months of 2008 compared with the First Six Months of 2007

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$26,334	$23,526	$2,808	11.9
Restructuring charges	216	—	216	—
Operating profit	8,804	8,941	(137)	(1.5)
The increase in net sales for All Other Operations in the first six months of 2008, as compared to the corresponding period of 2007, was mainly due to the favorable impact of foreign exchange rates related to the Company’s international operations in Canada, as well as higher net unit volume in the Company’s other international markets. As noted in the discussion of quarterly results above, net sales were negatively impacted by an increase in the provision for returned goods. Foreign exchange rates had an unfavorable impact on costs of products sold in the first half of 2008, as compared to the first half of 2007. Gross margin, as a percentage of net sales decreased to 61.1 percent in the first six months of 2008, as compared to 63.3 percent in the first six months of 2007. As previously discussed, the decline was primarily due to the increase in the provision for returned goods. Operating profit for All Other Operations represented 33.4 percent of net sales in the first half of 2008, as compared to 38 percent in the first half of 2007. The decrease in the operating margin percentage was primarily due to the aforementioned increase in the provision for returned goods and an increase in direct selling and advertising costs, primarily within the Company’s Canadian operations, as well as restructuring charges incurred in connection with Project Momentum in the first quarter of 2008.

UNALLOCATED CORPORATE
Second Quarter of 2008 compared with the Second Quarter of 2007
Administrative Expenses
Unallocated corporate administrative expenses decreased 36.9 percent to $7.4 million in the second quarter of 2008, as compared to $11.7 million in the second quarter of 2007, reflecting the following:
•
The absence of $2.9 million of amortization of imputed rent recognized in the second quarter of 2007 related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building; and

•	A decrease of $1.9 million due to the absence of a share-based compensation charge recognized in the second quarter of 2007 associated with a change in executive management.
These favorable items were partially offset by:
•	Higher consulting fees.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to $0.7 million in the second quarter of 2007. The unallocated restructuring charges primarily consisted of one-time termination benefit charges, as well as professional fees directly related to the implementation of Project Momentum.
Interest Expense
Net interest expense increased to $18.9 million in the second quarter of 2008, from $8.6 million in the second quarter of 2007, due to lower income from cash equivalent investments in the current year, as well as higher levels of debt outstanding in the current year as a result of borrowings under the Company’s revolving credit facility and the issuance of senior notes in February 2008.
Income Tax Expense
The Company recorded income tax expense of $79 million in the second quarter of 2008 compared to $79.1 million in the second quarter of 2007. The Company’s effective tax rate, before minority interest and equity earnings, was 36.1 percent for both the second quarter of 2008 and 2007.

First Six Months of 2008 compared with the First Six Months of 2007
Administrative Expenses
Unallocated corporate administrative expenses decreased 41 percent to $14.6 million in the first six months of 2008, as compared to $24.8 million in the first six months of 2007, reflecting the following:
•	Lower costs related to changes in executive management, which accounted for the majority of the overall decrease in SA&A expenses in the first six months of 2008;

•
The absence of $3.9 million of amortization of imputed rent recognized in the first half of 2007 related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building; and

•	Lower legal expenses.
These favorable items were partially offset by:
•	Higher consulting fees.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to $0.1 million in the first six months of 2008, as compared to approximately $1 million in the first six months of 2007. The unallocated restructuring charges primarily consisted of one-time termination benefit charges, as well as professional fees directly related to the implementation of Project Momentum.
Interest Expense
Net interest expense increased to $36.5 million in the first half of 2008, from $18.1 million in the corresponding period of 2007, due to lower income from cash equivalent investments in the current year, as well as higher levels of debt outstanding in the current year as a result of borrowings under the Company’s revolving credit facility and the issuance of senior notes in February 2008.
Income Tax Expense
The Company recorded income tax expense of $148.3 million in the first six months of 2008 compared to $139.8 million in the first six months of 2007. Income tax expense in the first six months of 2007 reflects the impact of antitrust litigation charges, as well as the gain recognized in connection with the sale of the Company’s corporate headquarters building. The Company’s effective tax rate, before minority interest and equity earnings, decreased to 35.8 percent in first half of 2008, compared to 36.1 percent in the corresponding prior year period, as a result of $1 million of income tax accrual reversals in the current year primarily due to the expiration of certain statutes of limitations.

OUTLOOK
SMOKELESS TOBACCO SEGMENT
Category Growth
The Company remains committed to its category growth initiatives, which continue to be successful as demonstrated by a continued strong growth rate in the first half of 2008 of 7.6 percent, as reported in the most recent 26-week RAD-SVT period. In light of the success of the Company’s historical category growth initiatives, recent results, as well as its commitment to sustain these activities on a going forward basis, the Company now expects the category to grow between 6 and 7 percent in 2008, driven by an expanding adult consumer base. As in the past, the Company will continue to utilize its direct mail and one-on-one marketing programs to promote the discreetness and convenience of smokeless tobacco relative to cigarettes to adult smokers, as well as product innovation, all of which the Company believes have contributed to category growth in the last few years.
Competing Effectively
The Company has increased its focus on brand building in 2008, and had planned to continue to selectively increase spending behind its loyalty initiatives, with a goal of accelerating profitable moist smokeless tobacco net can volume growth for both premium and price-value products. With the net can volume trend for premium products adversely impacted in the second quarter of 2008 by the challenging economic conditions and increased competitive activity, the Company intends to further increase its promotional efforts in the latter half of the year, focusing on areas of the country that are most affected by the economic downturn. The Company expects these efforts to return premium volume to growth as the year progresses, with full-year 2008 growth of about 1 percent, excluding the impact of the extra billing day in 2007. This growth rate compares to the Company’s previous estimate of approximately 2 percent. With respect to the Company’s price-value products, continued solid growth is expected, as it sustains growth in line with the total category for Red Seal and continues to build distribution and increase the retail presence of Husky. Overall, the Company expects total net can volume growth in the range of 1 to 2 percent, on an equivalent billing day basis.
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
WINE SEGMENT
The Wine segment forecasts strong growth for both net sales and operating profit in 2008. Favorable acclaim received for products late in 2007 and early 2008 are expected to continue to benefit net sales over the remainder of the year. In addition, revenues and operating profit are expected to continue to be favorably impacted by the addition of the Stag’s Leap Wine Cellars labels, which the Company began selling late in the third quarter of 2007.
CONSOLIDATED
The Company is currently targeting 2008 GAAP diluted earnings per share of $3.63, with a range of $3.58 to $3.68, which includes the unfavorable impact of approximately $.02 per diluted share related to antitrust litigation settlement and restructuring charges recognized to date. This guidance does not include the impact of any additional restructuring charges associated with Project Momentum, as management is not currently able to make a determination of the estimated amount, or range of amounts, of such charges to be incurred for the remainder of the year. In the event further actions under Project Momentum are finalized and committed to by the Company, and additional material restructuring charges are anticipated, the Company will provide an update to its full-year 2008 estimate of diluted earnings per share, reflecting the impact of such charges. Absent any additional restructuring charges, the Company remains confident in its full-year estimate even in light of a weak economy, high gasoline prices, and increased competitive activity, given its performance over the first half of the year. In addition, as previously noted, the Company intends to utilize some of the flexibility it had built into its plans to allow for adjustments in promotional spending, where necessary, to respond to these economic and competitive challenges and support premium unit volume, as well as to offset the impact of the Canadian excise tax increase and approximately 2 to 3 cents per share of energy-related input cost increases. The Company’s long-term goal is to provide an average annual total shareholder return of 10 percent, including diluted earnings per share growth and a strong dividend. The current 2008 estimate is consistent with that goal.

LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share amounts or where otherwise noted)

	Six Months Ended
	June 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net cash provided by (used in) :
Operating activities	$203,525	$242,232	$(38,707)	(16.0)
Investing activities	(25,836)	87,546	(113,382)	—
Financing activities	(203,854)	(279,584)	75,730	27.1
Operating Activities
The primary source of cash from operating activities in the first six months of 2008 and 2007, respectively, was net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. In the first six months of 2008, the most significant uses of cash were for the payment of accounts payable and accrued expenses incurred in the normal course of business, including payments for purchases of leaf tobacco for use in moist smokeless tobacco products and grapes for use in the production of wine. The decrease in cash provided by operating activities during the first six months of 2008, as compared to the corresponding 2007 period, was primarily related to the timing of payments related to accounts payable and accrued expenses and antitrust litigation settlements, partially offset by the timing of payments related to federal income taxes.
Investing Activities
The increase in cash used in investing activities for the first six months of 2008, as compared to the first six months of 2007, was primarily due to a decrease in proceeds from dispositions of property. The first six months of 2008 reflected cash proceeds of $1.5 million from the sale of property, plant and equipment, as compared to $130.5 million in net proceeds in the corresponding 2007 period primarily from the sale of the Company’s former corporate headquarters building and the sale of winery property located in the State of Washington. In addition, expenditures related to property, plant and equipment increased to $27.3 million for the first six months of 2008, as compared to $22.6 million in the comparable prior year period, mainly related to purchases of manufacturing equipment for the Smokeless Tobacco segment and spending related to facilities expansion and equipment for the Wine segment. The impact of these items was partially offset by activity related to short-term investments, as the prior year period included $20 million of short-term investment purchases. The Company currently expects net spending under the 2008 capital program to approximate $81 million.

Financing Activities
The lower level of net cash used in financing activities during the first six months of 2008, as compared to the first six months of 2007, was primarily due to the issuance of senior notes in February 2008, with an aggregate principal amount of $300 million. Proceeds from the senior notes issuance, net of underwriting discounts and issuance costs, amounted to $296.3 million. Upon the completion of the issuance of the senior notes, the Company repaid $100 million of borrowings that it had drawn earlier in the first quarter of 2008 under its Credit Agreement, as well as $200 million of borrowings outstanding under the Company’s Credit Facility. The Company subsequently borrowed an additional $90 million under the Credit Facility during the first six month of 2008, thus resulting in $110 million of net repayment activity under the facility during the first six months of 2008. Dividends of $186.9 million paid during the first six months of 2008 were lower than the $192.3 million paid during the first six months of 2007, as the impact of a lower level of shares outstanding resulting from repurchases of common stock under the Company’s share repurchase program was partially offset by a 5 percent dividend increase. The Company utilized $198.7 million to repurchase common stock under its share repurchase programs in the first six months of 2008, as compared to $120.1 million in the corresponding period of 2007. Proceeds received from the issuance of stock related to stock option activity decreased to $10.1 million in the first six months of 2008, as compared to $26.1 million in the first six months of 2007. The lower stock option exercise activity also resulted in a decrease in the tax benefit realized by the Company related to share-based compensation, in excess of the tax deduction that would have been recorded had the fair value method of accounting been applied to all share-based compensation grants, with the excess tax benefit reflected in the first six months of 2008 amounting to $2 million, as compared to $6.6 million in the corresponding period of 2007. Cash flow from financing activities for the first six months of 2008 also reflects a $16.7 million decrease in book cash overdrafts.
As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance decreased to $47.5 million at June 30, 2008 from $73.7 million at December 31, 2007.
The Company will continue to have significant cash requirements for the remainder of 2008, primarily for the payment of dividends, the repurchase of common stock, purchases of leaf tobacco and grape inventories, and capital spending. The Company estimates that amounts expended in 2008 for tobacco leaf purchases for moist smokeless tobacco products will approximate the amounts expended in 2007, while grape and bulk wine purchases and grape harvest costs for wine products are expected to be higher than amounts expended in 2007. Funds generated from net earnings, supplemented by borrowings under the Company’s Credit Facility, will be the primary means of meeting cash requirements over this period.
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
The Company’s $240 million aggregate principal amount senior notes, of which $200 million is 7.25 percent fixed rate debt and $40 million is floating rate debt, mature on June 1, 2009. The Company currently intends to fund the repayment of this debt through the issuance of long-term senior notes.

Revolving Credit Facility
The Company’s Credit Facility, which is a $300 million five-year revolving facility, will expire on June 29, 2012. Borrowings under the Credit Facility will primarily be used for general corporate purposes, including the support of commercial paper borrowings. At June 30, 2008, the Company had borrowings of $140 million outstanding under the Credit Facility.
AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2007, with the exception of the execution of leaf tobacco and grape purchase activity in connection with normal purchase contracts and payments associated with antitrust litigation settlements.
Through June 30, 2008, the Company completed $10.6 million in leaf tobacco purchases related to certain contracts outstanding at December 31, 2007. As of June 30, 2008, the Company has contractual obligations of approximately $67.7 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products and $441 million for the purchase and processing of grapes to be used in the production of wine products. The majority of the contractual obligations to purchase leaf tobacco are expected to be fulfilled by the end of 2008.
In addition, as of June 30, 2008, the Company believes that it is reasonably possible that within the next 12 months payments of up to $10.6 million may be made to various tax authorities related to FIN 48 unrecognized tax benefits and interest. The Company cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond 12 months.
OFF-BALANCE SHEET ARRANGEMENTS
The minority put arrangement provided to Antinori in connection with the acquisition of Stag’s Leap Wine Cellars and the related formation of Michelle-Antinori provides Antinori with the right to require the Company to purchase its 15 percent ownership interest in Michelle-Antinori at a price based on a fixed multiple of Stag’s Leap Wine Cellars’ earnings before income taxes, depreciation, amortization and other non-cash items. The minority put arrangement becomes exercisable beginning on the third anniversary of the Stag’s Leap Wine Cellars acquisition (September 11, 2010). The Company accounts for the minority put arrangement as mandatorily redeemable securities under Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force Abstract Topic No. D-98, Classification and Measurement of Redeemable Securities, as redemption is outside of the control of the Company. Under this accounting model, to the extent the value of the minority put arrangement is greater than the minority interest reflected on the balance sheet (“traditional minority interest”), the Company recognizes the difference as an increase to the value of the minority interest, with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation. The Company also reflects any decreases to the amount in a similar manner, with the floor in all cases being the traditionally calculated minority interest balance as of that date. The Company values the put arrangement by estimating its redemption value as if the redemption date were the end of the current reporting period, using the most recent 12-month trailing earnings before income taxes, depreciation, amortization and other non-cash items. As of June 30, 2008, the value of the minority put arrangement did not exceed the traditional minority interest balance. Therefore, no adjustment was recognized in the Consolidated Statement of Financial Position or in the calculation of earnings per share.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See Item 7A of the 2007 Form 10-K, which is incorporated herein by reference. There has been no material change in the information provided therein, with the exception of the issuance of fixed rate senior notes (see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Notes,” for additional information). However, in order to demonstrate the sensitivity of the Company’s interest rate hedges to immediate changes in applicable market interest rates, updated sensitivity analyses are provided below.
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 with a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at June 30, 2008 was a net liability of $6.2 million, based upon analysis derived from relevant observable market inputs. As an indication of the forward starting swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at June 30, 2008, the fair value of the forward starting swap would increase by approximately $7.6 million to a net asset of $1.4 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the forward starting swap by $8.6 million to a net liability of $14.8 million.

The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at June 30, 2008 was a net liability of $1.3 million, based upon analysis derived from relevant observable market inputs. As an indication of the interest rate swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at June 30, 2008, the fair value of the interest rate swap would increase by approximately $0.3 million to a net liability of $1 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the interest rate swap by $0.3 million to a net liability of $1.6 million.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In James Joseph LaChance, et al. v. United States Tobacco Company, et al., Superior Court of New Hampshire, Strafford County (No. 03-C-279), on July 11, 2008, the court entered a final judgment granting final approval of the settlement, including attorneys’ fees and costs, and dismissing the action with prejudice (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information). On August 1, 2008, an individual class member filed a Notice of Appeal to the New Hampshire Supreme Court from the final judgment granting final approval of the settlement.
In Robert A. Martin, et al. v. Gordon Ball, et al., United States District Court for the Northern District of West Virginia (No. 5:06-cv-1985), on May 20, 2008 the court entered an order and judgment dismissing this action with prejudice. On June 12, 2008, Plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Fourth Circuit.
In Gregory Hunt, et al. v. United States Tobacco Company, et al., United States District Court for the Eastern District of Pennsylvania (No. 06-CV-1099), on August 5, 2008, the Third Circuit Court of Appeals ruled in the Company’s favor and issued an opinion vacating the trial court’s order denying the Company’s motion to dismiss the complaint. The Court remanded the case to the trial court for a determination whether to grant leave to amend the complaint and to amend the complaint in a manner that satisfies the standards set forth in the Third Circuit opinion.
ITEM 1A. RISK FACTORS
There have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2007 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended June 30, 2008:

			Total Number
			of Shares	Maximum Number of
	Total		Purchased as	Shares that May Yet Be
	Number of	Average	Part of the	Purchased Under the
	Shares	Price Paid	Repurchase	Repurchase
Period	Purchased	Per Share	Programs (1)	Programs (1)
April 1 – 30, 2008	782,800	$53.08	782,800	18,720,829
May 1 – 31, 2008	392,970	$52.82	392,970	18,327,859
June 1 – 30, 2008	81,640	$54.86	81,640	18,246,219

Total	1,257,410	$53.12	1,257,410

(1)
In December 2007, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Repurchases under the new program commenced in March 2008.

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

UST Inc. (Registrant)
Date: August 7, 2008	/s/ RAYMOND P. SILCOCK
Raymond P. Silcock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2008	/s/ JAMES D. PATRACUOLLA
James D. Patracuolla
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.