Form 10-Q
period 2008-09-30
UST INC
filed 2008-11-03
CIK 811669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of Common Shares ($.50 par value) outstanding at October 24, 2008 148,394,153

UST Inc.
(the “Registrant” or the “Company”)

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$29,501	$73,697
Accounts receivable	64,406	60,318
Inventories
Leaf tobacco	163,159	202,137
Products in process	205,879	258,814
Finished goods	196,438	163,247
Other materials and supplies	23,014	22,365

Total inventories	588,490	646,563
Deferred income taxes	22,743	26,737
Income taxes receivable	7,848	8,663
Assets held for sale	25,047	—
Prepaid expenses and other current assets	30,673	30,296

Total current assets	768,708	846,274
Property, plant and equipment, net	486,280	505,101
Deferred income taxes	45,397	35,972
Goodwill	28,093	28,304
Intangible assets, net	55,385	56,221
Other assets	18,325	15,206

Total assets	$1,402,188	$1,487,078

Liabilities and stockholders’ deficit
Current liabilities:
Short-term borrowings	$40,000	$—
Current portion of long-term debt	240,000	—
Accounts payable and accrued expenses	228,574	321,256
Litigation liability	23,380	75,360

Total current liabilities	531,954	396,616
Long-term debt	900,000	1,090,000
Postretirement benefits other than pensions	86,235	81,668
Pensions	165,781	150,318
Income taxes payable	28,519	38,510
Other liabilities	15,268	20,162

Total liabilities	1,727,757	1,777,274
Contingencies (see Note 14)

Minority interest and put arrangement	30,504	30,006

Stockholders’ deficit:
Capital stock (1)	106,187	105,635
Additional paid-in capital	1,153,190	1,096,923
Retained earnings	883,418	773,829
Accumulated other comprehensive loss	(48,633)	(45,083)

	2,094,162	1,931,304
Less treasury stock (2)	2,450,235	2,251,506

Total stockholders’ deficit	(356,073)	(320,202)

Total liabilities and stockholders’ deficit	$1,402,188	$1,487,078

(1)
Common Stock par value $.50 per share: Authorized — 600 million shares; Issued — 212,373,904 shares at September 30, 2008 and 211,269,622 shares at December 31, 2007. Preferred Stock par value $.10 per share: Authorized — 10 million shares; Issued — None.

(2)	64,016,506 shares and 60,332,966 shares of treasury stock at September 30, 2008 and December 31, 2007, respectively.

Note:	The Condensed Consolidated Statement of Financial Position at December 31, 2007 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$484,631	$479,612	$1,463,516	$1,417,884

Costs and expenses:
Cost of products sold	121,250	112,150	363,594	328,064
Excise taxes	22,414	14,319	51,725	40,907
Selling, advertising and administrative	123,347	129,832	376,851	395,450
Restructuring charges	6,406	1,677	8,024	9,105
Antitrust litigation	450	3,158	1,975	125,258
Acquisition-related costs	7,082	—	7,082	—

Total costs and expenses	280,949	261,136	809,251	898,784
Gain on sale of corporate headquarters building	—	—	—	105,143

Operating income	203,682	218,476	654,265	624,243
Interest, net	18,493	9,308	55,024	27,438

Earnings before income taxes, minority interest and equity earnings	185,189	209,168	599,241	596,805
Income tax expense	59,286	75,484	207,620	215,296

Earnings before minority interest and equity earnings	125,903	133,684	391,621	381,509
Minority interest expense and equity earnings, net	581	84	1,305	425

Net earnings	$125,322	$133,600	$390,316	$381,084

Net earnings per share:
Basic	$0.85	$0.85	$2.64	$2.40
Diluted	0.84	0.84	2.62	2.37

Dividends per share	$0.63	$0.60	$1.89	$1.80

Average number of shares:
Basic	147,212	157,666	147,861	159,056
Diluted	148,653	158,951	149,202	160,536
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net earnings	$390,316	$381,084
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,542	33,362
Share-based compensation expense	8,357	9,575
Excess tax benefits from share-based compensation	(11,644)	(7,520)
Minority interest expense and equity earnings, net	1,305	423
Gain on sale of corporate headquarters	—	(105,143)
Gain on disposition of property, plant and equipment	(1,260)	(474)
Amortization of imputed rent on corporate headquarters	—	6,740
Deferred income taxes	(3,518)	(12,024)
Changes in operating assets and liabilities:
Accounts receivable	(4,088)	(9,856)
Inventories	58,073	41,914
Prepaid expenses and other assets	1,619	(1,476)
Accounts payable, accrued expenses, pensions and other liabilities	(67,669)	(16,462)
Income taxes	4,395	3,802
Litigation liability	(51,980)	119,597

Net cash provided by operating activities	363,448	443,542

Investing Activities:
Short-term investments, net	—	10,000
Purchases of property, plant and equipment	(46,990)	(51,504)
Proceeds from dispositions of property, plant and equipment	2,733	130,701
Acquisition of business	—	(155,202)
Loan to minority interest holder	—	(27,096)
Repayment of loan by minority interest holder	—	27,096
Investment in joint venture	(339)	(579)

Net cash used in investing activities	(44,596)	(66,584)

Financing Activities:
Repayment of debt	—	(7,095)
Revolving credit facility repayments, net	(210,000)	—
Proceeds from the issuance of debt	296,307	—
Change in book cash overdraft	(16,973)	—
Excess tax benefits from share-based compensation	11,644	7,520
Proceeds from the issuance of stock	34,916	30,517
Dividends paid	(280,213)	(286,622)
Stock repurchased	(198,729)	(250,014)

Net cash used in financing activities	(363,048)	(505,694)

Decrease in cash and cash equivalents	(44,196)	(128,736)
Cash and cash equivalents at beginning of year	73,697	254,393

Cash and cash equivalents at end of the period	$29,501	$125,657

Supplemental disclosure of cash flow information:
Cash paid during the period for:

Income taxes	$206,883	$224,126
Interest	61,450	48,717
See Notes to Condensed Consolidated Financial Statements.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
(In thousands, except per share amounts or where otherwise noted)
1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Management believes that all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of UST Inc. (the “Company”) and all of its subsidiaries after the elimination of intercompany accounts and transactions. The Company provides for minority interests in consolidated companies in which the Company’s ownership is less than 100 percent. Certain prior year amounts have been reclassified to conform to the 2008 financial statement presentation. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).
2 — RECENT ACCOUNTING PRONOUNCEMENTS
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share pursuant to the two-class method, as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS No. 128”). The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2008; as such, the Company plans to adopt the provisions of this FSP on January 1, 2009. The Company does not expect the adoption of this FSP to have a material impact on its results of operations.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), in April 2008. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset, as determined under the provisions of SFAS No. 142, and the period of expected cash flows used to measure the fair value of the asset in accordance with SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired subsequent to its effective date. Accordingly, the Company plans to adopt the provisions of this FSP on January 1, 2009. The impact that the adoption of FSP FAS 142-3 may have on the Company’s results of operations and financial condition will depend on the nature and extent of any intangible assets acquired subsequent to its effective date.
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
3 — CAPITAL STOCK
There were no repurchases of outstanding common stock made by the Company during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company repurchased approximately 3.7 million shares of outstanding common stock at a cost of approximately $198.7 million. Of the total shares repurchased, 1.9 million shares were repurchased at a cost of $104.8 million pursuant to the Company’s authorized program, approved in December 2004, bringing the total repurchases of outstanding common stock under the program to the authorized maximum of 20 million shares. The cumulative cost of repurchases under the completed program was approximately $1 billion. The remaining 1.8 million shares repurchased during the nine months ended September 30, 2008 were made pursuant to a new program to repurchase up to 20 million shares of the Company’s outstanding common stock, which was authorized by the Company’s Board of Directors in December 2007. As of September 30, 2008, the cumulative cost of the 1.8 million shares repurchased under the new program was approximately $93.9 million.

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
The following table provides a breakdown by line item of the pre-tax share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008 and 2007, respectively, as well as the related income tax benefit and amounts capitalized as a component of inventory for each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Selling, advertising and administrative expense (1)	$2,474	$2,380	$7,703	$9,082
Cost of products sold	187	138	517	426
Restructuring charges (2)	137	56	137	67

Total pre-tax share-based compensation expense	$2,798	$2,574	$8,357	$9,575

Income tax benefit	$1,021	$1,025	$3,049	$3,788
Capitalized as inventory	52	30	138	92

(1)	The nine month period ending September 30, 2007 includes accelerated vesting charges recorded in connection with an executive officer’s separation from service.

(2)
Represents share-based compensation expense recognized in connection with one-time termination benefits provided to employees affected by Project Momentum, the Company’s cost-reduction initiative. See Note 13 – “Restructuring” for additional information regarding Project Momentum.

A summary of the status of restricted stock and restricted stock units for the nine months ended September 30, 2008 is presented below:

	Restricted Stock		Restricted Stock Units
		Weighted average		Weighted average
	Number of	grant-date fair value	Number of	grant-date fair value
	Shares	per share	Units	per unit
Nonvested at January 1, 2008	386,640	$46.56	222,448	$43.87
Granted	131,828	$52.07	53,464	$52.42
Forfeited	(10,400)	$49.52	(7,467)	$44.63
Vested	(18,940)	$36.46	(4,196)	$41.28

Nonvested at September 30, 2008	489,128	$48.37	264,249	$45.61

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition to the table above, during the second quarter of 2008, the Company awarded 143,100 restricted shares for which the performance targets had not been established as of September 30, 2008. In accordance with SFAS No. 123(R), a grant date, for purposes of measuring compensation expense, cannot occur until the performance measures are established, as that is when both the Company and the award recipients would have a mutual understanding of the key terms and conditions of the award. The restricted shares granted presented in the table above include 112,325 restricted shares that were originally awarded in 2007 for which the performance targets were established in 2008.
During the three and nine months ended September 30, 2008, 0.8 million and 1.1 million options were exercised with a weighted-average exercise price of $31.31 and $31.53, respectively. At September 30, 2008, there were 2.6 million options outstanding, of which 2.3 million options were exercisable, with weighted-average exercise prices of $35.31 and $33.60, respectively. Of the total options outstanding at September 30, 2008, 1.2 million were issued under the UST Inc. 1992 Stock Option Plan (“1992 Plan”) with a weighted-average exercise price of $30.53. The 1992 Plan contains contingent cash settlement provisions that require cash settlement upon the occurrence of certain events outside of the option holder’s control. Specifically, if the Company’s shareholders approve the acquisition of the Company at a future shareholders’ meeting, all options outstanding under the 1992 Plan would be settled in cash at such time, irrespective of when and if the transaction is ultimately consummated. For additional information regarding the pending acquisition of the Company, refer to Note 17, “Other Matters.”

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5 — EMPLOYEE BENEFIT PLANS
In accordance with SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits (Revised 2003), as amended by SFAS No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), the following provides the components of net periodic benefit cost for the three and nine months ended September 30, 2008 and 2007, respectively:

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$4,477	$4,766	$964	$1,154
Interest cost	8,837	8,338	1,176	1,215
Expected return on plan assets	(7,339)	(7,239)	—	—
Amortization of unrecognized transition asset	—	(2)	—	—
Amortization of prior service cost (credit)	23	18	(1,041)	(1,229)
Recognized actuarial loss	659	979	39	87
Special termination benefits	3,052	—	1,114	—

Net periodic benefit cost	$9,709	$6,860	$2,252	$1,227

			Postretirement Benefits
	Pension Plans		Other than Pensions
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$13,429	$14,223	$2,892	$3,463
Interest cost	26,510	24,881	3,527	3,646
Expected return on plan assets	(22,019)	(21,603)	—	—
Amortization of unrecognized transition asset	—	(6)	—	—
Amortization of prior service cost (credit)	68	56	(3,125)	(3,690)
Recognized actuarial loss	1,976	2,922	116	263
Curtailment and special termination benefits	3,600	1,974	1,453	—

Net periodic benefit cost	$23,564	$22,447	$4,863	$3,682

During the third quarter and first nine months of 2008, in connection with restructuring activities, the Company recorded special termination benefit charges of approximately $4.2 million and $5.1 million, respectively, related to its defined benefit pension plans and other postretirement benefit plans. These charges relate to enhanced retirement benefits to be provided to qualified individuals impacted by the restructuring activities and are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations (See Note 13, “Restructuring”). During the first quarter of 2007, the Company recorded a charge for special termination benefits related to its defined benefit pension plans in connection with an executive officer’s separation from service.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company expects to contribute approximately $7.5 million to its non-qualified defined benefit pension plans in 2008, of which approximately $5.6 million was contributed during the first nine months of 2008.
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
As of September 30, 2008 and December 31, 2007, the total liability for unrecognized tax benefits was $28.1 million and $39.2 million, respectively, representing the gross tax liability for all jurisdictions. Approximately $0.8 million and $0.9 million of this liability, net of federal tax benefit, is included on the “income taxes receivable” line of the Condensed Consolidated Statement of Financial Position as of September 30, 2008 and December 31, 2007, respectively. The remaining $27.3 million and $38.3 million of this liability, net of federal tax benefit, as of September 30, 2008 and December 31, 2007, respectively, is reported on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.
The Company recognizes accruals of interest and penalties related to unrecognized tax benefits in income tax expense. For the three and nine months ended September 30, 2008, the Company recognized a decrease in interest and penalties of approximately $4.4 million and $2.9 million, respectively, primarily due to negotiated resolutions. For the three and nine months ended September 30, 2007, the Company recognized an increase in interest and penalties of $0.8 million and $2.5 million, respectively. As of September 30, 2008 and December 31, 2007, the Company had a liability of approximately $7.8 million and $10.7 million, respectively, for the payment of interest and penalties. As of September 30, 2008 and December 31, 2007, approximately $0.2 million of this liability is included on the “income taxes receivable” line of the Condensed Consolidated Statement of Financial Position. The remaining balance for both periods is included on the “income taxes payable” line in the non-current liabilities section of the Condensed Consolidated Statement of Financial Position.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company continually and regularly evaluates, assesses and adjusts its accruals for income taxes in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $28.1 million of unrecognized tax benefits as of September 30, 2008, approximately $9.5 million would impact the annual effective tax rate if such amounts were recognized. The remaining $18.6 million of unrecognized tax benefits relate to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. Based on information obtained to date, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by $0.3 million within the next 12 months due to negotiated resolution payments, lapses in statutes of limitations and the resolution of various examinations in multiple jurisdictions.
The Internal Revenue Service and other tax authorities in various states and foreign jurisdictions audit the Company’s income tax returns on a continuous basis. Depending on the tax jurisdiction, a number of years may elapse before a particular matter for which the Company has an unrecognized tax benefit is audited and ultimately resolved. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2004. While it is often difficult to predict the timing of tax audits and their final outcome, the Company believes that its estimates reflect the most likely outcome of known tax contingencies. However, the final resolution of any such tax audit could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a significant impact on its results of operations in any given period.
The Company’s effective tax rate, before minority interest and equity earnings, decreased to 32 percent and 34.6 percent for the third quarter and first nine months of 2008, respectively, from 36.1 percent for both the third quarter and first nine months of 2007. The decline in the effective tax rate was a result of $10.2 million of income tax accrual reversals, net of federal benefit, in the current year, of which $5.9 million, net of federal benefit, related to negotiated resolutions and $4.3 million, net of federal benefit, related to the expiration of statutes of limitation in multiple jurisdictions.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7 — SEGMENT INFORMATION
The Company’s reportable segments are Smokeless Tobacco and Wine. Those business units that do not meet quantitative reportable thresholds are included in All Other Operations. Included in All Other Operations for both periods are the Company’s international operations. Interim segment information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales to Unaffiliated Customers
Smokeless Tobacco	$364,148	$384,067	$1,131,399	$1,150,518
Wine (3)	99,760	82,286	285,060	230,581
All Other	20,723	13,259	47,057	36,785

Net sales	$484,631	$479,612	$1,463,516	$1,417,884

Operating Profit (1)
Smokeless Tobacco (2)	$194,806	$213,073	$624,606	$507,821
Wine (3)	16,331	12,758	43,037	35,478
All Other	6,281	4,195	15,085	13,136

Operating profit	217,418	230,026	682,728	556,435
Gain on Sale of Corporate Headquarters Building	—	—	—	105,143
Corporate expenses (1)	(13,736)	(11,550)	(28,463)	(37,335)
Interest, net	(18,493)	(9,308)	(55,024)	(27,438)

Earnings before income taxes, minority interest and equity earnings	$185,189	$209,168	$599,241	$596,805

(1)
Operating profit for each reportable segment and corporate expenses for all periods presented reflect the impact of restructuring charges, as applicable. See Note 13, “Restructuring,” for additional information. In addition, corporate expenses reflect the impact of $7.1 million of acquisition-related costs for each of the three and nine months ended September 30, 2008. See Note 17, “Other Matters,” for additional information.

(2)
Smokeless Tobacco segment operating profit includes antitrust litigation charges of $0.5 million and $2 million for the three and nine months ended September 30, 2008, respectively, and $3.2 million and $125.3 million for the three and nine months ended September 30, 2007, respectively. See Note 14, “Contingencies,” and Note 17, “Other Matters,” for additional information.

(3)	Amounts reported in the Wine segment for the three and nine months ended September 30, 2008 reflect the acquisition of Stag’s Leap Wine Cellars, which was acquired in September 2007.
The Company’s identifiable assets by reportable segment as of September 30, 2008 did not change significantly from amounts appearing in the December 31, 2007 Consolidated Segment Information (See the 2007 Form 10-K), with the exception of corporate assets which reflect a decrease in cash and cash equivalents.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8 — ASSETS HELD FOR SALE
The Company had $25.1 million classified as “assets held for sale” at September 30, 2008, reflecting the net carrying value of one of the Company’s two corporate aircraft. Management, having proper authority, initiated the disposal of the aircraft in connection with the Company’s Project Momentum cost-reduction initiative (see Note 13, “Restructuring” for additional information regarding this initiative). The aircraft met the criteria to be considered held for sale under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), at September 30, 2008. As the net carrying value of the aircraft was lower than its respective estimated fair value less costs to sell, there was no impairment charge recorded in 2008 upon management’s commitment to dispose of the asset. In accordance with SFAS No. 144, upon meeting the held for sale criteria, the Company ceased depreciation on the aircraft. The Company currently anticipates that the sale of the aircraft will occur within the next 12 months.
At December 31, 2007, the Company did not have any assets classified as held for sale.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net earnings	$125,322	$133,600	$390,316	$381,084

Denominator:
Denominator for basic earnings per share-weighted average shares	147,212	157,666	147,861	159,056
Dilutive effect of share-based awards	1,441	1,285	1,341	1,480

Denominator for diluted earnings per share	148,653	158,951	149,202	160,536

Basic earnings per share	$0.85	$0.85	$2.64	$2.40

Diluted earnings per share	$0.84	$0.84	$2.62	$2.37

At September 30, 2008, all options outstanding were dilutive as their exercise prices were lower than the average market price of the Company’s common stock. Options to purchase 0.3 million shares of common stock outstanding as of September 30, 2007 were not included in the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock and, therefore, were antidilutive.
10 — COMPREHENSIVE INCOME
The components of comprehensive income for the Company are net earnings, foreign currency translation adjustments, the change in the fair value of derivatives designated as effective cash flow hedges and changes in deferred components of net periodic pension and other postretirement benefit costs. For the third quarter of 2008 and 2007, total comprehensive income, net of taxes, amounted to $121.6 million and $131.6 million, respectively. For the first nine months of 2008 and 2007, total comprehensive income, net of taxes, amounted to $386.7 million and $382.5 million, respectively.
11 — PURCHASE COMMITMENTS
As of September 30, 2008, the Company had entered into unconditional purchase obligations in the form of contractual commitments. Unconditional purchase obligations are commitments that are either noncancelable or cancelable only under certain predefined conditions.
Through September 30, 2008, the Company completed $12.4 million in leaf tobacco purchases in fulfillment of certain contracts outstanding at December 31, 2007. As of September 30, 2008, the Company has contractual obligations of approximately $67.8 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products, the majority of which are expected to be fulfilled by the end of 2008.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Purchase commitments under contracts to purchase grapes for the periods beyond one year are subject to variability resulting from potential changes in applicable grape market price indices. The following table presents a summary of the net change in the Company’s future payment obligations since January 1, 2008, and the balance of such commitments at September 30, 2008, for the purchases and processing of grapes for use in the production of wine, based upon estimated yields and market conditions:

	2008	2009	2010	2011	2012	Thereafter	Total

Grape commitments — January 1, 2008	$73,623	$73,067	$72,713	$62,490	$36,742	$93,356	$411,991
Net (decrease) increase	(5,976)	7,231	7,587	9,136	25,886	106,086	149,950

Grape commitments — September 30, 2008	$67,647	$80,298	$80,300	$71,626	$62,628	$199,442	$561,941

12 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 via a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to the London InterBank Offered Rate (“LIBOR”) and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at September 30, 2008 was a net liability of $8.7 million, based upon analysis derived from relevant observable market inputs, giving consideration to counterparty credit risk, and was included in “accounts payable and accrued expenses” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at September 30, 2008 included the accumulated loss on the cash flow hedge (net of taxes) of $5.7 million, which reflects $1.7 million of other comprehensive loss recognized during each of the three and nine months ended September 30, 2008, respectively, in connection with the change in fair value of the swap.
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at September 30, 2008 was a net liability of $1.7 million, based upon analysis derived from relevant observable market inputs, giving consideration to counterparty credit risk, and was included in “accounts payable and accrued expenses” on the Condensed Consolidated Statement of Financial Position. Accumulated other comprehensive loss at September 30, 2008 included the accumulated loss on the cash flow hedge (net of taxes) of $1.1 million, which reflects the $0.3 million and $0.2 million of other comprehensive loss recognized for the three and nine months ended September 30, 2008, respectively, in connection with the change in fair value of the swap.
During 2008, the Company entered into foreign currency forward and option contracts. Such contracts have been designated as effective cash flow hedges, in order to hedge the risk of variability in cash flows associated with foreign currency payments required in connection with anticipated oak barrel purchases for its wine operations and equipment purchases for its smokeless tobacco operations. The aggregate fair value of the foreign currency forward and options contracts is presented in the table below. The amounts reflected in net earnings and accumulated other comprehensive loss during the three and nine months ended September 30, 2008 with respect to these contracts were not material.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In accordance with the provisions of SFAS No. 157, the following table presents the fair value measurements for the Company’s derivative financial instruments at September 30, 2008, grouped by the level within the fair value hierarchy under which the measurement falls:

		Fair value measurements at reporting date using:
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs
	2008	(level 1)	(level 2)	(level 3)

Liabilities
Derivatives — swaps	$10,399	$—	$10,399	$—
Derivatives — foreign currency hedges	35	$—	35	$—

Total	$10,434	$—	$10,434	$—

13 — RESTRUCTURING
During the third quarter of 2006, the Company announced and commenced implementation of a cost-reduction initiative called “Project Momentum.” This initiative was designed to create additional resources for growth via operational productivity and efficiency enhancements. The Company believes that such an effort is prudent as it provides additional flexibility in the increasingly competitive smokeless tobacco category.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with Project Momentum, restructuring charges of $6.4 million and $8 million were recognized for the three and nine months ended September 30, 2008, respectively, and $1.7 million and $9.1 million were recognized for the three and nine months ended September 30, 2007, respectively. These amounts are reported on the “restructuring charges” line in the Condensed Consolidated Statement of Operations. The charges were incurred in connection with the formal plans undertaken by management and are accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The recognition of certain restructuring charges involves the use of judgments and estimates regarding the nature, timing and amount of costs to be incurred under Project Momentum. While the Company believes that its estimates are appropriate and reasonable based upon the information available, actual results could differ from such estimates. The following table provides a summary of restructuring charges incurred for the three and nine months ended September 30, 2008, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, for each major type of cost associated with the initiative:

	Restructuring Charges	Restructuring Charges
	Incurred for the Three	Incurred for the Nine	Cumulative Charges	Total Charges
	Months Ended	Months Ended	Incurred as of	Expected to be
	September 30, 2008	September 30, 2008	September 30, 2008	Incurred(1)

One-time termination benefits	$6,358	$7,908	$26,717	$26,700 - $27,000
Contract termination costs	—	—	492	500
Other restructuring costs	48	116	13,616	13,600 - 13,800

Total	$6,406	$8,024	$40,825	$40,800 - $41,300

(1)
The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s anticipated elimination of certain salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total restructuring costs expected to be incurred were recognized in 2006 and 2007. The remaining anticipated costs are expected to be recognized in 2008. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges, although there may be additional charges recognized as additional actions are identified and finalized.

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
The following table provides a summary of restructuring charges incurred for the three and nine months ended September 30, 2008, as well as cumulative charges incurred to date and the total amount of charges expected to be incurred, in connection with Project Momentum, by reportable segment:

	Restructuring Charges	Restructuring Charges
	Incurred for the Three	Incurred for the Nine	Cumulative Charges	Total Charges
	Months Ended	Months Ended	Incurred as of	Expected to be
	September 30, 2008	September 30, 2008	September 30, 2008	Incurred
Smokeless Tobacco	$5,913	$7,235	$35,007	$35,000 - $35,300
Wine	273	273	595	600
All Other Operations	(118)	98	1,087	1,100 - 1,200

Total — reportable segments	6,068	7,606	36,689	36,700 - 37,100
Corporate (unallocated)	338	418	4,136	4,100 - 4,200

Total	$6,406	$8,024	$40,825	$40,800 - $41,300

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued restructuring charges are included in the “accounts payable and accrued expenses” line on the Condensed Consolidated Statement of Financial Position. A reconciliation of the changes in the liability balance since December 31, 2007 is presented below.

	One-Time	Contract
	Termination	Termination	Other
	Benefits	Costs	Costs	Total
Balance as of December 31, 2007	$1,643	$78	$—	$1,721
Add: restructuring charges incurred	8,026	—	116	8,142
Less: payments	(2,123)	(47)	(112)	(2,282)
Less: reclassified liabilities (1)	(5,189)	—	(4)	(5,193)
Less: other adjustments	(118)	—	—	(118)

Balance as of September 30, 2008	$2,239	$31	$—	$2,270

(1)
Represents liabilities associated with restructuring charges that have been recorded within other line items on the Condensed Consolidated Statement of Financial Position at September 30, 2008. The $5.2 million in the “One-Time Termination Benefits” column consists of $5.1 million associated with enhanced retirement benefits, which is reflected in the accrued liabilities for pensions and other postretirement benefits (see Note 5 – “Employee Benefit Plans”) and $0.1 million associated with share-based compensation, which is reflected in additional paid-in-capital. The $4 thousand in the “Other Costs” column relates to asset impairment charges which were reclassified as reductions to the respective asset categories.

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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In January 2008, the Company entered into a Settlement Agreement to resolve the New Hampshire action. In July 2008, the court entered a final judgment granting final approval of the settlement, including attorneys’ fees and costs, and dismissing the action with prejudice. A Notice of Appeal was filed by an individual class member in August 2008. Also in January 2008, the Company entered into a Settlement Agreement to resolve the Massachusetts class action. In April 2008, the court denied preliminary approval of the Massachusetts settlement but invited the parties to submit an amended settlement agreement to the court for preliminary approval. In connection with the settlements of the New Hampshire action and Massachusetts class action, during the fourth quarter of 2007 the Company recognized a liability reflecting the costs attributable to coupons expected to be distributed to consumers, which will be redeemable on future purchases of the Company’s moist smokeless tobacco products, as well as plaintiffs’ attorneys’ fees and other administrative costs of the settlements. Although the court denied preliminary approval of the Massachusetts settlement, since the court has invited the parties to submit an amended settlement agreement, the Company believes the liability recognized for the Massachusetts class action currently represents its best estimate of the costs to ultimately resolve this action. Notwithstanding the Company’s decision to enter into the settlement, the Company believes the facts and circumstances in the Massachusetts class action would continue to support its defenses.
Notwithstanding the fact that the Company has chosen to resolve various indirect purchaser actions via settlements, the Company believes, and has been so advised by counsel handling these cases, that it has meritorious defenses, and, in the event that any such settlements do not receive final court approval, these actions will continue to be vigorously defended.
In addition, an unresolved action remains in the State of Pennsylvania which is pending in a federal court in Pennsylvania. In this action, the Company filed an appeal of the trial court’s denial of the Company’s motion to dismiss the complaint. In August 2008 the Third Circuit Court of Appeals ruled in the Company’s favor, issuing an opinion vacating the trial court’s denial and remanding the case to the trial court to determine whether plaintiffs should be granted permission to amend their complaint. For the plaintiffs in the foregoing action to prevail, they will now have to be granted permission to amend the complaint and then amend such complaint in a manner that satisfies the standards set forth in the August 2008 Third Circuit opinion. The plaintiffs will also have to obtain class certification and favorable determinations on issues relating to liability, causation and damages. The Company believes, and has been so advised by counsel handling this case, that it has meritorious defenses in this regard, and it is, and will continue to be, vigorously defended.
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

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The liability associated with the Company’s estimated costs to resolve all indirect purchaser actions decreased to $23.4 million at September 30, 2008, from $75.4 million at December 31, 2007, primarily as a result of a payment made in connection with the California settlement, actual coupon redemption and payments of administrative costs related to previous settlements, partially offset by charges recognized in the first nine months of 2008 reflecting a change in the estimated costs associated with the resolution of certain indirect purchaser antitrust actions.
The Company was served with a purported class action complaint filed in federal court in West Virginia, attempting to challenge certain aspects of a prior settlement approved by the Tennessee state court and seeking additional amounts purportedly consistent with subsequent settlements of similar actions, estimated by plaintiffs to be between $8.9 million and $214.2 million, as well as punitive damages and attorneys’ fees. In May 2008, the court granted defendants’ motion to dismiss, thereby dismissing this action with prejudice. In June 2008, plaintiffs filed a Notice of Appeal. In September 2008, plaintiffs’ motion to voluntarily dismiss their appeal as to the Company was granted by the court, thereby dismissing this action as to the Company.
Other Litigation
On September 7, 2008, the Company and Altria Group, Inc. (“Altria”) entered into a merger agreement, pursuant to which Altria will acquire all outstanding shares of the Company’s common stock for a price of $69.50 per share. Subsequently, the Company has been named in a purported class action filed in Connecticut by a plaintiff against the Company, the members of its Board of Directors (“Board”) and Altria challenging the transaction contemplated by the merger agreement between the Company and Altria and alleging, among other things, that the per share price offered by Altria is unfair and grossly inadequate and that the termination fee provision of the merger agreement is excessive and operates as a deterrent to other potential bidders. The complaint also alleges that the Company’s directors breached their fiduciary obligations by failing to maximize stockholder value by putting their own interests ahead of stockholder interests. The complaint also asserts a claim for aiding and abetting breaches of fiduciary duty against Altria. Recently, the plaintiff filed an amended class action complaint adding additional allegations about certain payments that the Company’s officers and directors will receive for their Company stock options and restricted stock in connection with the merger and under certain employment agreements with Altria. Further, the amended complaint adds a claim for aiding and abetting breaches of fiduciary duty against the Company and alleges that the Company’s proxy statement prepared in connection with the merger transaction, filed on October 29, 2008, omits certain material information, including information relating to the Board’s process leading to the merger and the financial analysis utilized by the Company’s financial advisors in connection with their fairness opinions. The plaintiff seeks to enjoin the merger unless and until the Company supplements its proxy, as well as attorneys’ fees and costs. The Company believes that the claims asserted by the plaintiff are wholly without merit and intends to defend vigorously against this action. See Note 17 – “Other Matters,” for additional information regarding the pending acquisition transaction.
The Company believes, and has been so advised by counsel handling this case, that it has a number of meritorious defenses. Except as to the Company’s willingness to consider alternative solutions for resolving certain litigation issues, this case has been, and will continue to be, vigorously defended. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on its consolidated financial results or its consolidated financial position, although if plaintiffs were to seek damages and to prevail, the effect of any judgment or settlement could have a material adverse impact on its consolidated financial results in the particular reporting period in which resolved and, depending on the size of any such judgment or settlement, a material adverse effect on its consolidated financial position. Notwithstanding the Company’s assessment of the potential financial impact of this case, the Company is not able to estimate with any certainty the amount of loss, if any, which would be associated with an adverse resolution.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15 — BORROWING ARRANGEMENTS
Senior Notes
On February 29, 2008, the Company completed the issuance and sale of $300 million aggregate principal amount of 5.75 percent senior notes in a public offering at a price to the underwriters of 98.982 percent of the principal amount. These senior notes mature on March 1, 2018, with interest payable semiannually. Costs of $2.6 million associated with the issuance of the senior notes were capitalized and are being amortized over the term of the senior notes. Approximately $0.1 million and $0.2 million of these costs were recognized during the three and nine months ended September 30, 2008, respectively. Upon the completion of the issuance of the senior notes, the Company repaid $100 million of borrowings outstanding under the Company’s $200 million six-month credit agreement (the “Credit Agreement”) and $200 million of borrowings outstanding under the Company’s five-year revolving credit facility. In accordance with its terms, the Credit Agreement was terminated upon the issuance of the senior notes and the repayment of outstanding borrowings.
The Company’s $240 million aggregate principal amount senior notes, of which $200 million is 7.25 percent fixed rate debt and $40 million is floating rate debt, mature on June 1, 2009. As such, these notes are classified as “current portion of long-term debt” on the September 30, 2008 Condensed Consolidated Statement of Financial Position.
Revolving Credit Facility
The Company has a $300 million, five-year revolving credit facility (the “Credit Facility”) which will expire on June 29, 2012. Borrowings under the Credit Facility are primarily used for general corporate purposes, including the support of commercial paper borrowings. At September 30, 2008, the Company had borrowings of $40 million outstanding under the Credit Facility.
16 — GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2008:

Total
Goodwill as of December 31, 2007	$28,304
Translation adjustments	(211)

Goodwill as of September 30, 2008	$28,093

Approximately $25.2 million of the goodwill balance at September 30, 2008 and December 31, 2007 related to the Company’s Wine segment, with the remainder related to the Company’s international operations.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Non-amortizable Intangible Assets Other than Goodwill
At both September 30, 2008 and December 31, 2007, the Company had $41.9 million of identifiable intangible assets that were not being amortized, as such assets were deemed to have indefinite useful lives. These non-amortizable intangible assets relate to Wine segment acquired trademarks. There were no impairment charges recorded relating to these assets during the nine months ended September 30, 2008 or 2007.
Amortizable Intangible Assets
The value of the Company’s amortizable intangible assets at September 30, 2008 and December 31, 2007 were approximately $13.5 million and $14.3 million (net of accumulated amortization of $2.2 million and $1.4 million), respectively. These assets consist primarily of acquired customer relationships, customer lists and intellectual property, which are being amortized on a straight-line basis over a weighted-average period of approximately 18 years.
For the third quarter of 2008 and 2007, amortization expense related to intangible assets was approximately $0.3 million and $0.1 million, respectively. For the first nine months of 2008 and 2007, amortization expense related to intangible assets was approximately $0.8 million and $0.3 million, respectively.
17 — OTHER MATTERS
Minority Put Arrangement
In September 2007 the Company completed the acquisition of Stag’s Leap Wine Cellars through one of the Company’s consolidated subsidiaries, Michelle-Antinori, LLC (“Michelle-Antinori”), in which the Company holds an 85 percent ownership interest, with a 15 percent non-controlling interest held by Antinori California (“Antinori”). In connection with the acquisition of Stag’s Leap Wine Cellars and the related formation of Michelle-Antinori, the Company provided a put right to Antinori (“minority put arrangement”). The minority put arrangement, as amended, provides Antinori with the right to require the Company to purchase its 15 percent ownership interest in Michelle-Antinori at a price equivalent to Antinori’s initial investment. The minority put arrangement becomes exercisable beginning on the third anniversary of the Stag’s Leap Wine Cellars acquisition (September 11, 2010). The Company accounts for the minority put arrangement as mandatorily redeemable securities under Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force Abstract Topic No. D-98, Classification and Measurement of Redeemable Securities, as redemption is outside of the control of the Company. Under this accounting model, to the extent the value of the minority put arrangement is greater than the minority interest reflected on the balance sheet (“traditional minority interest”), the Company recognizes the difference as an increase to the value of minority interest, with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation.  The Company also reflects any decreases to the amount in a similar manner, with the floor in all cases being the traditionally calculated minority interest balance as of that date. The Company values the put arrangement as if the redemption date were the end of the current reporting period. As of September 30, 2008, the value of the minority put arrangement did not exceed the traditional minority interest balance. Therefore, no adjustment was recognized in the Condensed Consolidated Statement of Financial Position or in the calculation of earnings per share.

UST Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Pending Acquisition
On September 7, 2008, the Company, Altria, and Armchair Merger Sub, Inc., a wholly-owned subsidiary of Altria, entered into an Agreement and Plan of Merger (as previously amended, the “Merger Agreement”), pursuant to which Altria will acquire all outstanding shares of the Company’s common stock for a price of $69.50 per share. The completion of the acquisition is subject to certain customary conditions, including, but not limited to, the receipt of applicable shareholder and regulatory approvals. The Merger Agreement contains specified termination rights for each of the parties and provides that, in certain circumstances, the Company would be required to pay Altria a termination fee of $250 million plus the reimbursement of certain expenses up to an aggregate amount of $10 million. Additionally, in certain circumstances Altria would be required to pay the Company a reverse termination fee of either $200 million or $300 million. The foregoing summary of the Merger Agreement and the transactions contemplated therein does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement. For the complete Merger Agreement, including any amendments thereto, please refer to Exhibits 2.1 and 2.2 to this Quarterly Report on Form 10-Q.
The Company incurred $7.1 million of acquisition-related costs during the third quarter of 2008, consisting of legal and other professional fees. These amounts are reported on the “acquisition-related costs” line in the Condensed Consolidated Statement of Operations.
In October 2008, the Federal Trade Commission granted early termination of the initial waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and, therefore, no further regulatory review by the federal antitrust authorities is required in connection with the acquisition. Assuming shareholder approval is provided at a special shareholder meeting to be held on December 4, 2008 and all other conditions to close are satisfied, the transaction is anticipated to close the first week of January 2009 and no later than January 7, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s consolidated results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements within this Quarterly Report on Form 10-Q, as well as the consolidated financial statements and notes thereto included in the 2007 Form 10-K. Herein, the Company makes forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in those forward-looking statements as a result of various factors, including, but not limited to, those presented under “Cautionary Statement Regarding Forward-Looking Information” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).” In addition, the Company has presented certain risk factors relevant to the Company’s business included in Item 1A in Part I of the 2007 Form 10-K, as well as additional risk factors associated with the Company’s pending acquisition by Altria, which are included in Item 1A in Part II of this Quarterly Report on Form 10-Q.
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

•
RESULTS OF OPERATIONS – This section provides an analysis of the Company’s results of operations for the three and nine months ended September 30, 2008 and 2007. This section is organized using a layered approach, beginning with a discussion of consolidated results at a summary level, followed by more detailed discussions of business segment results and unallocated corporate items, including interest and income taxes.

•
OUTLOOK – This section provides information regarding the Company’s current expectations, mainly with regard to the remainder of the current fiscal year, and is organized to provide information by business segment and on a consolidated basis.

•
LIQUIDITY AND CAPITAL RESOURCES – This section provides an analysis of the Company’s financial condition, including cash flows for the nine months ended September 30, 2008 and 2007 and any material updates to the Company’s aggregate contractual obligations as of September 30, 2008.

•
OFF-BALANCE SHEET ARRANGEMENTS – This section provides information regarding any off-balance sheet arrangements that are, or could be, material to the Company’s results of operations or financial condition.

•	NEW ACCOUNTING STANDARDS – This section provides information regarding any newly issued accounting standards which have not yet been adopted by the Company.

OVERVIEW
BUSINESS
UST Inc. is a holding company for its wholly-owned subsidiaries: U.S. Smokeless Tobacco Company and International Wine & Spirits Ltd. The Company’s largest subsidiary, U.S. Smokeless Tobacco Company, is the leading manufacturer and marketer of moist smokeless tobacco products, including the iconic premium brands Copenhagen and Skoal, and the value brands Red Seal and Husky. The Company’s International Wine & Spirits Ltd. subsidiary produces and markets premium wines sold nationally, via its Ste. Michelle Wine Estates subsidiary, under 20 different labels including Chateau Ste. Michelle, Columbia Crest, Conn Creek, Red Diamond, Erath and Stag’s Leap Wine Cellars. The Company also produces and markets sparkling wine under the Domaine Ste. Michelle label. In addition, the Company is the exclusive United States importer and distributor of the portfolio of wines produced by the Italian winemaker Marchesi Antinori, Srl (“Antinori”).
The Company conducts its business principally in the United States. The Company’s operations are divided primarily into two reportable segments: Smokeless Tobacco and Wine. The Company’s international smokeless tobacco operations, which are less significant, are reported as All Other Operations.
As discussed in Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17, Other Matters,” on September 7, 2008, the Company and Altria entered into a merger agreement, pursuant to which Altria will acquire all outstanding shares of the Company’s common stock for a price of $69.50 per share. The completion of the acquisition is subject to certain customary conditions, including, but not limited to, the receipt of shareholder approval. The transaction is currently expected to close, subject to the satisfaction of all conditions to closing, the first week of January 2009 and no later than January 7, 2009. The matters set forth in this Quarterly Report on Form 10-Q do not reflect any actions that Altria may take, or request the Company to take, following completion of the transaction.
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

In addition to advertising initiatives focused on category growth, the Company has utilized its direct mail and one-on-one marketing programs to promote the discreetness and convenience of smokeless tobacco relative to cigarettes. These programs, which the Company believes have been successful over the past several years, reaching over 6 million adult smokers, continue in 2008. The success of the category growth initiatives is also impacted by product innovation, as evidenced by the contribution that new products have made to the Smokeless Tobacco segment’s results over the past several years. The success of the category growth initiatives is further evidenced by the fact that over the past several years, a majority of the new adult consumers who have recently entered the moist smokeless tobacco category first smoked cigarettes and that category growth has accelerated since the initiatives’ inception. Based on these results and the rate of growth experienced for the first nine months of 2008, the Company expects category growth of about 7 percent for full-year 2008.
Competing Effectively
The Company is committed to competing effectively in every segment of the moist smokeless tobacco category by accelerating profitable volume growth, with the goal of growing as fast as the category. The Company intends to achieve this goal through its premium brand loyalty and brand-building initiatives, and also through price-focused efforts related to price-value products.
Premium Brand Loyalty – While category growth remains the Company’s top priority, it has also significantly enhanced its efforts on adult consumer loyalty for its premium moist smokeless tobacco products. The premium brand loyalty plan is designed to minimize migration from premium to price-value products by delivering value to adult consumers through product quality and brand-building efforts, along with promotional spending and other initiatives. The Company believes this effort has been successful over the last two years, as demonstrated by the premium net can volume growth experienced during the vast majority of that period. However, during the second quarter of 2008, there was some softness in premium net unit volume as a result of macroeconomic challenges, high gasoline prices and increased competitive activity, in response to which the Company increased its promotional efforts. The Company believes these efforts were effective, as evidenced by an improving trend in premium net can volume in the latter half of the third quarter, with an increase of approximately 1.2 percent, versus the corresponding period of 2007. For the first nine months of 2008, despite the challenging external environment, premium net can volume increased 0.3 percent, as compared to the first nine months of 2007. The Company believes that the increased competitive activity experienced earlier in the year is moderating, with price-value brands all taking price increases. In addition, the rate of growth experienced by competitors is also expected to moderate, as they begin to compare to prior year product launches. Taking this improvement, as well as lower gasoline prices, into consideration, the Company does not intend any further increase to its premium brand-building and loyalty initiatives beyond currently planned levels for the remainder of 2008.
Price-Value Initiatives – The Company’s commitment to accelerate profitable volume growth reflects a balanced portfolio approach, which also includes a full complement of marketing support for its price-value products. The Company’s successful execution of a balanced portfolio approach continued in the first nine months of 2008, as 6.9 percent growth in price-value net can volume occurred at the same time as 0.3 percent growth in premium net can volume. Of note, the Company repriced and repositioned its Rooster brand to compete as a price-value brand during the second quarter of 2008.

WINE SEGMENT
The Company’s vision in the Wine segment is for Ste. Michelle Wine Estates to be recognized as the premier fine wine company in the world. This is a vision based on continuous improvement in quality and greater recognition through third-party acclaim and superior products. In connection with that vision, the Company aims to elevate awareness of the quality of Washington state wines and increase its prestige to that of the top regions of the world through superior products, innovation and customer focus. In order to achieve these goals, attention is directed towards traditional style wines in the super premium to luxury-priced categories. The Company has made progress towards its vision, as demonstrated by its recent accomplishments, with premium case volume growth of 17.8 percent in the first nine months of 2008, as compared to the corresponding period of 2007. According to ACNielsen, Ste. Michelle Wine Estates continued to be the fastest growing of the ten largest wineries in the United States during the first nine months of 2008. During the first nine months of 2008, the Company’s Chateau Ste. Michelle brand was the fastest growing top ten premium brand, according to ACNielsen. In addition, as reported by ACNielsen, volume growth for Washington state wines, where the Company maintained its strong leadership position, outpaced most other major regions thus far during 2008, with a growth rate of approximately 10 percent.
Strategic alliances and acquisitions in the Wine segment outside of Washington State have also been important in enabling the Company to achieve its long-term vision. The alliance with Antinori, to become its exclusive United States importer and distributor, and the purchase of the Erath label and winery, both of which occurred in 2006, have broadened the Company’s position with respect to two key wine regions, Tuscany and Oregon. The addition of Antinori wines positions the Company as a leader in United States distribution of Tuscan wines, while the addition of Erath establishes the Company as one of the largest producers of Oregon Pinot Noir. The Company also completed the acquisition of Stag’s Leap Wine Cellars and its signature Napa Valley, CA vineyards in September 2007, with a 15 percent minority interest held by Antinori California. This acquisition provides additional prestige to the Wine segment’s acclaimed portfolio, further strengthens the Company’s relationship with Antinori, and has contributed favorably to the segment’s continued operating profit growth.
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

RESULTS OF OPERATIONS
(In thousands, except per share amounts or where otherwise noted)
CONSOLIDATED RESULTS
Third Quarter of 2008 compared with the Third Quarter of 2007

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$484,631	$479,612	$5,019	1.0
Net earnings	125,322	133,600	(8,278)	(6.2)
Basic earnings per share	0.85	0.85	—	—
Diluted earnings per share	0.84	0.84	—	—

Restructuring charges	6,406	1,677	4,729	—
Antitrust litigation	450	3,158	(2,708)	(85.8)
Acquisition-related costs	7,082	—	7,082	—
Net Earnings
Consolidated net earnings decreased in the third quarter of 2008, as compared to the third quarter of 2007, primarily due to decreased operating income and higher net interest expense, partially offset by lower income tax expense. The Company reported operating income of $203.7 million in the third quarter of 2008, representing 42 percent of consolidated net sales, compared to operating income of $218.5 million, or 45.6 percent of consolidated net sales, in the third quarter of 2007. The decrease in operating income was primarily due to the following:
•	Lower net sales and gross margin in the Smokeless Tobacco segment;

•
The impact of $7.1 million in acquisition-related costs recognized in connection with the pending acquisition of the Company by Altria, which adversely impacted the operating margin by 1.5 percentage points;

•
Higher restructuring charges incurred in connection with the Project Momentum initiative (see Restructuring Charges section below). The impact of restructuring charges adversely impacted the operating margin percentage by approximately 1.3 percentage points and 0.3 percentage points in the third quarter of 2008 and 2007, respectively; and

•	Higher SA&A expenses in the Wine segment, including the impact of the addition of Stag’s Leap Wine Cellars, which was acquired in mid-September 2007.
These factors were partially offset by:
•	Increased net sales and gross margin in the Wine segment and the Company’s international operations;

•	Lower SA&A expenses in the Smokeless Tobacco segment, which can be attributed to Project Momentum;

•
Lower unallocated corporate expenses, primarily due to the absence of the amortization of imputed rent related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building, which adversely impacted the third quarter of 2007 operating margin percentage by 0.6 percentage points, as well as lower professional fees; and

•	Lower antitrust litigation charges which adversely impacted the operating margin by 0.1 percentage points and 0.7 percentage points in the third quarter of 2008 and 2007, respectively.

Basic and diluted earnings per share of $0.85 and $0.84, respectively, for the third quarter of 2008, were equal to the corresponding comparative measures in 2007. Basic average shares outstanding in the third quarter of 2008 were 6.6 percent lower than in the comparable prior year period, primarily as a result of the 10 million shares repurchased during the 12-month period ended September 30, 2008, the majority of which were repurchased in the latter half of 2007, partially offset by the exercise of stock options. This decline in basic average shares outstanding occurred despite the Company’s suspension of its share repurchase program during the second quarter of 2008 in connection with the pending acquisition by Altria. Diluted average shares outstanding in the third quarter of 2008 were lower than those in the third quarter of 2007 mainly due to the decrease in basic average shares outstanding and a lower level of dilutive options outstanding.
Net Sales

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net Sales by Segment:
Smokeless Tobacco	$364,148	$384,067	$(19,919)	(5.2)
Wine	99,760	82,286	17,474	21.2
All Other Operations	20,723	13,259	7,464	56.3

Consolidated Net Sales	$484,631	$479,612	$5,019	1.0

The increase in consolidated net sales for the third quarter of 2008, as compared to the third quarter of 2007, was primarily due to the following:
•	Improved case volume for existing premium wine brands, as well as the incremental impact from the addition of the Stag’s Leap Wine Cellars portfolio of wines, which was acquired in September 2007;

•	Higher international net sales, primarily relating to a Canadian excise tax increase, which is passed through to customers; and

•	Increased net can volume for price-value moist smokeless tobacco products.
These factors were partially offset by:
•	A slight decrease in premium net can volume for moist smokeless tobacco products; and

•	Lower net revenue realization per can in the Smokeless Tobacco segment.

Segment Net Sales as a Percentage of Consolidated Net Sales

*	Smokeless Tobacco
Gross Margin

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross Margin by Segment:
Smokeless Tobacco	$294,299	$315,199	$(20,900)	(6.6)
Wine	36,920	29,626	7,294	24.6
All Other Operations	9,748	8,318	1,430	17.2

Consolidated Gross Margin	$340,967	$353,143	$(12,176)	(3.4)

The consolidated gross margin decrease in the third quarter of 2008, as compared to the third quarter of 2007, was primarily due to lower net sales in the Smokeless Tobacco segment and higher cost of products sold in all segments, partially offset by higher net sales in the Wine segment and the Company’s international operations.

	Three Months Ended
	September 30,		Increase/
	2008	2007	(Decrease)
Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	80.8%	82.1%	(1.3)
Wine	37.0%	36.0%	1.0
All Other Operations	47.0%	62.7%	(15.7)
Consolidated	70.4%	73.6%	(3.2)
The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to a change in segment mix, as case volume for wine, which sells at comparatively lower margins, grew faster than the net can volume for moist smokeless tobacco products. Also contributing to this decline was the lower net revenue realization per can in the Smokeless Tobacco segment, as well as the impact of a Canadian excise tax related price increase affecting the Company’s international operations. Gross margin percentages for each segment are discussed further below.

Acquisition-Related Costs
In connection with Altria’s pending acquisition of the Company, $7.1 million of acquisition-related costs were incurred during the third quarter of 2008, consisting of legal and other professional fees.
Restructuring Charges
The Company recognized $6.4 million and $1.7 million in restructuring charges in the third quarter of 2008 and 2007, respectively, related to further actions undertaken in connection with Project Momentum. Under this initiative, the Company has targeted at least $150 million in annual savings to be realized within the three years following its initial implementation in September 2006, of which $130 million has been achieved through September 30, 2008. Refer to the Restructuring Charges section within the First Nine Months of 2008 compared with the First Nine Months of 2007 discussion below for additional information.
First Nine Months of 2008 compared with the First Nine Months of 2007

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$1,463,516	$1,417,884	$45,632	3.2
Net earnings	390,316	381,084	9,232	2.4
Basic earnings per share	2.64	2.40	0.24	10.0
Diluted earnings per share	2.62	2.37	0.25	10.5

Gain on sale of corp. HQ bldg.	—	105,143	(105,143)	—

Restructuring charges	8,024	9,105	(1,081)	(11.9)
Antitrust litigation	1,975	125,258	(123,283)	(98.4)
Acquisition-related costs	7,082	—	7,082	—

Net Earnings
Consolidated net earnings increased in the first nine months of 2008, as compared to the first nine months of 2007, as a result of increased operating income and the impact of a lower effective tax rate, partially offset by higher net interest expense. The Company reported operating income of $654.3 million in the first nine months of 2008, representing 44.7 percent of consolidated net sales, compared to operating income of $624.2 million, or 44 percent of consolidated net sales, in the first nine months of 2007. The increase in operating income was primarily due to the following:
•
Lower antitrust litigation charges, as the 2008 period included $2 million and the prior year period included $125.3 million. The charges in 2007 represented the estimated costs associated with the resolution of indirect purchaser antitrust class actions in the States of Wisconsin and California. Antitrust litigation charges adversely impacted the operating margin percentage by 0.1 percentage points and 8.8 percentage points in the first nine months of 2008 and 2007, respectively;

•	Increased net sales and gross margin in the Wine segment and the Company’s international operations;

•	Lower SA&A expenses in the Smokeless Tobacco segment, which can be attributed to Project Momentum;

•
Lower restructuring charges incurred in connection with the Project Momentum initiative (see Restructuring Charges section below). The impact of restructuring charges adversely impacted the operating margin percentage by approximately 0.5 percentage points and 0.6 percentage points in the first nine months of 2008 and 2007, respectively; and

•
Lower unallocated corporate expenses, primarily due to lower costs related to changes in executive management and the absence of amortization of imputed rent related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building. The impact of such charges adversely impacted the operating margin percentage by 0.1 and 0.8 percentage points in the first nine months of 2008 and 2007, respectively.

These factors were partially offset by:
•
The absence of a $105 million pre-tax gain recognized in the prior year in connection with the sale of the Company’s former corporate headquarters building, which favorably impacted the prior year operating margin by 7.4 percentage points;

•	Lower net sales and gross margin in the Smokeless Tobacco segment;

•
The impact of $7.1 million in acquisition-related costs recognized in connection with the pending acquisition of the Company by Altria, which adversely impacted the operating margin by 0.5 percentage points; and

•	Higher SA&A expenses in the Wine segment, including the impact of the addition of Stag’s Leap Wine Cellars, which was acquired in September 2007.
Basic and diluted earnings per share were $2.64 and $2.62, respectively, for the first nine months of 2008, representing increases of 10 percent and 10.5 percent, respectively, from each of the corresponding comparative measures in 2007. Basic average shares outstanding in the first nine months of 2008 were 7 percent lower than in the comparable prior year period, primarily as a result of the 10 million shares repurchased during the 12-month period ended September 30, 2008, partially offset by the exercise of stock options. Diluted average shares outstanding in the first nine months of 2008 were lower than those in the first nine months of 2007 mainly due to the decrease in basic average shares outstanding and a lower level of dilutive options outstanding.

Net Sales

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net Sales by Segment:
Smokeless Tobacco	$1,131,399	$1,150,518	$(19,119)	(1.7)
Wine	285,060	230,581	54,479	23.6
All Other Operations	47,057	36,785	10,272	27.9

Consolidated Net Sales	$1,463,516	$1,417,884	$45,632	3.2

The increase in consolidated net sales for the first nine months of 2008, as compared to the first nine months of 2007, was primarily due to the following:
•	Higher case volume for premium wine, including the incremental impact from the addition of the Stag’s Leap Wine Cellars portfolio of wines, which was acquired in September 2007;

•	Improved net can volume for moist smokeless tobacco products, with increases for both premium and price-value products; and

•	Improved international results.
These factors were partially offset by:
•	Lower net revenue realization per can in the Smokeless Tobacco segment.
Segment Net Sales as a Percentage of Consolidated Net Sales

*	Smokeless Tobacco
Gross Margin

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross Margin by Segment:
Smokeless Tobacco	$920,235	$945,138	$(24,903)	(2.6)
Wine	102,119	80,575	21,544	26.7
All Other Operations	25,843	23,200	2,643	11.4

Consolidated Gross Margin	$1,048,197	$1,048,913	$(716)	(0.1)

The consolidated gross margin in the first nine months of 2008 remained relatively flat, as compared to the first nine months of 2007, as higher net sales in the Wine segment and the Company’s international operations were offset by lower sales in the Smokeless Tobacco segment and higher cost of products sold in all segments.

	Nine Months Ended
	September 30,		Increase/
	2008	2007	(Decrease)
Gross Margin as a % of Net Sales by Segment:
Smokeless Tobacco	81.3%	82.1%	(0.8)
Wine	35.8%	34.9%	0.9
All Other Operations	54.9%	63.1%	(8.2)
Consolidated	71.6%	74.0%	(2.4)
The decline in the consolidated gross margin, as a percentage of net sales, was mainly due to a change in segment mix, as case volume for wine, which sells at comparatively lower margins, grew faster than the net can volume for moist smokeless tobacco products. In addition, lower net revenue realization per can in the Smokeless Tobacco segment and higher costs per case in the Wine segment, contributed to the overall decline in gross margin, as a percentage of net sales. The impact of a Canadian excise tax related price increase affecting the Company’s international operations also contributed to the overall decline in gross margin, as a percentage of net sales. Gross margin percentages for each segment are discussed further below.
Restructuring Charges
The Company recognized $8 million and $9.1 million in restructuring charges in the first nine months of 2008 and 2007, respectively, related to actions undertaken in connection with Project Momentum. The following table provides a summary of restructuring charges incurred during the third quarter and first nine months of 2008, the cumulative charges incurred to date and the total amount of charges expected to be incurred in connection with this initiative for each major cost, by category:

	Restructuring Charges	Restructuring Charges
	Incurred for the Three	Incurred for the Nine	Cumulative Charges	Total Charges
	Months Ended	Months Ended	Incurred as of	Expected to be
	September 30, 2008	September 30, 2008	September 30, 2008	Incurred(1)

One-time termination benefits	$6,358	$7,908	$26,717	$26,700 - $27,000
Contract termination costs	—	—	492	500
Other restructuring costs	48	116	13,616	13,600-13,800

Total	$6,406	$8,024	$40,825	$40,800 - $41,300

(1)
The total cost of one-time termination benefits expected to be incurred under Project Momentum reflects the initiative’s anticipated elimination of certain salaried, full-time positions across various functions and operations, primarily at the Company’s corporate headquarters, as well as a reduction in the number of hourly positions within the manufacturing operations. The majority of the total one-time termination benefit costs expected to be incurred were recognized in 2006 and 2007, with the remainder expected to be recognized in 2008. The majority of total contract termination costs expected to be incurred were recognized in 2006, with the remainder recognized in 2007. Substantially all of the total other restructuring charges currently expected to be incurred were recognized through the end of 2007, with approximately half of such amounts recognized in each of 2006 and 2007. The remainder of the total other restructuring charges to be incurred are expected to be recognized in 2008. While the Company believes that its estimates of total restructuring charges expected to be incurred related to the aforementioned $150 million in savings are appropriate and reasonable based upon the information available, actual results could differ from such estimates. Total restructuring charges expected to be incurred currently represent the Company’s best estimates of the ranges of such charges; although there may be additional charges recognized as additional actions are identified and finalized. As any additional actions are approved and finalized and costs or charges are determined, the Company will file a Current Report on Form 8-K under Item 2.05 or report such costs or charges in its periodic reports, as appropriate.

One-time termination benefits relate to severance-related costs and outplacement services for employees terminated in connection with Project Momentum, as well as enhanced retirement benefits for qualified individuals. Contract termination costs primarily relate to charges for the termination of operating leases incurred in conjunction with the consolidation and relocation of facilities. Other restructuring costs are mainly comprised of other costs directly related to the implementation of Project Momentum, primarily professional fees, as well as asset impairment charges and applicable costs incurred in connection with the relocation of the Company’s headquarters. Primarily all of the restructuring charges expected to be incurred will result in cash expenditures, although approximately $9 million of such charges relate to pension enhancements offered to applicable employees, all of which will be paid directly from the respective pension plan’s assets. As of September 30, 2008, the liability balance associated with restructuring charges amounted to $2.3 million. Refer to Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13, Restructuring,” for further information regarding accrued restructuring charges.

SMOKELESS TOBACCO SEGMENT
Third Quarter of 2008 compared with the Third Quarter of 2007

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$364,148	$384,067	$(19,919)	(5.2)
Restructuring charges	5,913	403	5,510	—
Antitrust litigation	450	3,158	(2,708)	(85.8)
Operating profit	194,806	213,073	(18,267)	(8.6)
Net Sales
Smokeless Tobacco segment net sales decreased in the third quarter of 2008, as compared to the third quarter of 2007, due to a 0.2 percent decrease in overall net can volume for moist smokeless tobacco products and lower net revenue realization per can. The lower net revenue realization per can was attributable to the following:
•
Increased sales incentives, primarily retail buydowns, for both premium and price-value brands, reflecting incremental spending in response to increased competitive and new product activity and a weakening economy;

•
An unfavorable shift in premium product mix, with net can volume for value pack and promotional products, the nature of which are described below in further detail, comprising a larger percentage of premium net can volume; and

•	An unfavorable shift in overall product mix, with net can volume for price-value products increasing 3.9 percent and premium products declining 0.9 percent.
Percentage of Smokeless Tobacco Segment Net Sales by Product Category

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds
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

MSTP Net Can Volume

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net Can Volume (in thousands):
Premium	137,309	138,615	(1,306)	(0.9)
Price Value	27,600	26,576	1,024	3.9

Total	164,909	165,191	(282)	(0.2)

*
In April 2008, the Company repositioned its Rooster moist smokeless tobacco brand as a price-value product. In order to ensure comparability and to conform to the current positioning, amounts related to Rooster for all periods presented have been reclassified from premium to price-value.

Percentage of Total Moist Smokeless Tobacco Products Net Can Volume by Category Segment
Overall net can volume for moist smokeless tobacco products decreased 0.2 percent in the third quarter of 2008, as compared to the similar 2007 period, which includes a difference in the timing of shipments versus the corresponding prior year period which negatively affected the comparison by approximately 2 million cans. Adjusting for the negative comparative impact of the shipment timing, total moist smokeless tobacco net can volume increased 0.9 percent and premium net can volume increased 0.1 percent in the third quarter of 2008. The difference in timing of shipments relates to the Company’s process of delivering approximately 2 million cans each Sunday to qualified wholesalers to allow them to meet retailer requests for Monday delivery of the Company’s products. While the Company has had such a process in place for qualified wholesalers over the past several years, this was the first instance that it materially affected the comparison of reported shipment results, as the last day of the third quarter of 2007 was a Sunday. As such, the Company believes that the underlying results are more indicative of its actual shipment trends.

The Company believes the underlying overall and premium net can volume results, as well as the improvement in trend achieved as the third quarter of 2008 progressed, reflect the positive impact of the following:
•	Incremental spending during the quarter under the Company’s premium brand loyalty plan;

•	Continued execution of the Company’s category growth initiatives; and

•	Focused promotional spending on price-value brands.
These underlying results were achieved despite the following factors:
•	A more challenging external environment, including a weak economy, high gasoline prices and increased competitive promotional and new product activity;

•	The impact of gasoline shortages in the Southeast region of the country that occurred late in the third quarter, which had a negative impact on convenience store sales in the region; and

•	The impact of increased net can volume in the third quarter of 2007 related to pipeline volume associated with the launch of the Company’s Cope product line.
Net can volume for premium products includes the Copenhagen brand, which is comprised of the Company’s traditional Copenhagen products and the Cope product line, as well as the Skoal brand. Net can volume for the Company’s traditional Copenhagen and Skoal products, including pouch products, increased in the third quarter of 2008, as compared to the third quarter of 2007, with improving results occurring in the latter half of the quarter reflecting the positive impact of the Company’s incremental promotional spending. For perspective, the Company’s premium net can volume increased 1.2 percent during the second half of the third quarter.
The Company remains committed to the development of new products and packaging that cover both core product launches and other possible innovations. In connection with that objective, during the first quarter of 2008, the Company launched Skoal Edge Wintergreen Long Cut, which contributed to third quarter 2008 premium net can volume results. Skoal Edge Wintergreen Long Cut is a newer, bolder wintergreen premium product, which the Company believes is unique in terms of flavor and texture, providing a softer, more comfortable mouth feel.
The Company’s premium pouch products also responded well to incremental support during the third quarter, resulting in strong double-digit growth. Such products are a key component to the Company’s objective to grow the moist smokeless tobacco category by building awareness and improving the social acceptability of smokeless tobacco products among adult consumers, primarily smokers. Specifically, they are designed to differentiate the Company’s premium brands from competitive products, and to provide more approachable forms and flavors for adult smokers, who continue to switch to smokeless tobacco products. Net can volume for these pouch products, which include Copenhagen Pouches and Skoal Pouches, posted double-digit growth in the third quarter of 2008, as compared to the third quarter of 2007. Net can volume for pouch products represented 9 percent of the Company’s premium net can volume for the third quarter of 2008.
In addition, with regards to innovation, the Company has launched Skoal Snus in a limited lead market. In keeping with the objective to improve smokeless tobacco’s social acceptability, this product is aimed at converting adult smokers, and is designed to be spit-free. Over the course of the past two years, several similar competitive snus products have been introduced in select domestic markets. All of these dry, spit-free products have substantially different attributes than traditional moist smokeless tobacco products. The limited volume associated with these launches has been largely incremental to the category and has had no measurable impact on the Company’s existing products within these markets.

Net can volume for price-value products includes the Red Seal and Husky brands, along with the Rooster brand. Net can volume for the Company’s mid-priced Red Seal brand grew low-single digits in the third quarter of 2008, as compared to the third quarter of 2007, which the Company believes reflects the brand’s inherent value proposition with 25 percent more tobacco per can than other leading brands. Net can volume for the Company’s deep discount Husky brand declined slightly in the third quarter of 2008, as compared to the corresponding prior year period, as the third quarter of 2007 reflected higher net can volume associated with an increased focus on brand-building efforts, expanded distribution and strengthened retail presence. Rooster, which was repositioned as a price-value product beginning in April 2008, posted strong growth in the third quarter of 2008, as compared to the third quarter of 2007.
For additional perspective on third quarter 2008 volume trends, the Company believes it is useful to provide information from the Company’s Retail Account Data Share & Volume Tracking System (“RAD-SVT”) for the 12-week period ending September 6, 2008, as provided by Management Science Associates, Inc. RAD-SVT measures shipments from wholesale to retail, a measure the Company believes is reflective of consumer takeaway.

			Percentage Point
	Can-Volume %		Increase/(Decrease)
	Change from Prior	%	from Prior Year
	Year Period	Share	Period
Total Category Data:
Total Moist Smokeless Category	8.2%	N/A	N/A
Total Premium Segment	1.9%	52.0%*	(3.2)
Total Value Segments	16.0%	47.9%*	3.2

Company Data:
Total Moist Smokeless Category	2.9%	57.4%	(3.0)
Total Premium Segment	1.6%	90.9%	(0.2)
Total Value Segments	8.9%	21.3%	(1.4)

*	Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.
The Company believes the RAD-SVT data for the 12-week period ending September 6, 2008 aligns most closely with the third quarter and supports underlying shipment trends. For the 12 weeks ended September 6, 2008, the total moist smokeless tobacco category grew 8.2 percent, with volume for the Company’s overall products increasing 2.9 percent and volume for its premium products increasing 1.6 percent. The Company’s total share of the moist smokeless tobacco category of 57.4 percent was the same as the second quarter, which the Company believes reflects the positive impact of the increased promotional efforts implemented during the third quarter. Refer to the First Nine Months of 2008 compared with the First Nine Months of 2007 below for RAD-SVT data for the 26-week period ending September 6, 2008.

Cost of Products Sold
Costs of products sold for the third quarter of 2008 increased as compared to the corresponding period of 2007, mainly due to higher unit costs, including costs associated with certain trade promotional packaging.
Gross Margin

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross margin	$294,299	$315,199	$(20,900)	(6.6)

Gross margin as % of net sales	80.8%	82.1%
Gross margin decreased in the third quarter of 2008, compared to the third quarter of 2007, primarily as a result of lower net revenue realized per can, primarily due to increased sales incentives, as well as the aforementioned increase in cost of products sold. The gross margin, as a percentage of net sales, declined by 1.3 percentage points in the third quarter of 2008, as compared to the corresponding period of 2007, as a result of these factors and a shift in product mix, which included a higher percentage of price-value, value pack and promotional products.
SA&A Expenses
SA&A expenses decreased 5.5 percent in the third quarter of 2008 to $93.1 million, compared to $98.6 million in the third quarter of 2007, reflecting the following:
•	Lower tobacco settlement-related costs;

•	Lower direct marketing expenses;

•	Decreased legal expenses;

•	Lower tax expense related to samples;

•	Decreased trade promotional costs;

•	Lower promotional supplies expense; and

•	Decreased handling fees due to a reduction in returned goods.
These decreases were partially offset by:
•	Higher print advertising costs, primarily for Copenhagen and Skoal products;

•	Higher salaries and related costs; and

•	Higher field sales expenses, primarily the impact of higher fuel costs.
The Company’s SA&A expenses include legal expenses, which incorporate, among other things, costs of administering and litigating product liability claims. For the quarters ended September 30, 2008 and 2007, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $4.1 million and $3.4 million, respectively. These costs reflect a number of factors, including the number of claims, and the legal and regulatory environments affecting the Company’s products. The Company expects these factors to be the primary influence on its future costs of administering and litigating product liability claims. The Company does not expect these costs to increase significantly in the future; however, it is possible that adverse changes in the aforementioned factors could have a material adverse effect on such costs, as well as on results of operations and cash flows in the periods such costs are incurred.

Antitrust Litigation
In the third quarter of 2008, the Company recorded a $0.5 million charge related to the previous settlement of an indirect purchaser antitrust action, due to a change in the estimated costs associated with the resolution of such action. In the third quarter of 2007 an antitrust litigation charge of $3.2 million was recognized related to a ruling on a motion filed with respect to the settlement of the Kansas and New York actions seeking additional plaintiffs’ attorneys’ fees and expenses, plus interest.
See Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies,” for additional details regarding the Company’s antitrust litigation.
Restructuring Charges
Smokeless Tobacco segment results for the three months ended September 30, 2008 and 2007 reflect $5.9 million and $0.4 million, respectively, of the restructuring charges discussed in the Consolidated Results section above.
First Nine Months of 2008 compared with the First Nine Months of 2007

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$1,131,399	$1,150,518	$(19,119)	(1.7)
Restructuring charges	7,235	6,889	346	5.0
Antitrust litigation	1,975	125,258	(123,283)	(98.4)
Operating profit	624,606	507,821	116,785	23.0
Net Sales
Smokeless Tobacco segment net sales declined in the first nine months of 2008, as compared to the first nine months of 2007, as the favorable impact of increased net can volume for both premium and price-value moist smokeless tobacco products was more than offset by lower net revenue realization per can, which was attributable to the following:
•	Increased sales incentives, primarily retail buydowns, for both premium and price-value brands;

•	An unfavorable shift in premium product mix, with net can volume for value pack and promotional premium products, comprising a larger percentage of premium net can volume; and

•	An unfavorable shift in overall product mix, with price-value products contributing to a larger percentage of total net can volume.

Percentage of Smokeless Tobacco Segment Net Sales by Product Category

*	Moist smokeless tobacco products

**	Includes dry snuff products and tobacco seeds
MSTP Net Can Volume*

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net Can Volume (in thousands):
Premium	414,862	413,635	1,227	0.3
Price Value	81,929	76,606	5,323	6.9

Total	496,791	490,241	6,550	1.3

*	In order to ensure comparability and to conform to Rooster’s current positioning, amounts related to this brand have been reclassified from premium to price-value for all periods presented.
Percentage of Total Moist Smokeless Tobacco Products Net Can Volume by Category Segment
Overall net can volume for moist smokeless tobacco products increased 1.3 percent in the first nine months of 2008, as compared to the first nine months of 2007. Net can volume for premium products accounted for approximately 19 percent of the overall volume increase. The premium net can volume growth of 0.3 percent in the first nine months of 2008, as compared to the first nine months of 2007, was experienced at the same time as a 6.9 percent increase in net can volume for price-value products.

The Company believes the overall net can volume growth is attributable to the following:
•	The Company’s continued category growth efforts aimed at converting adult smokers to moist smokeless tobacco products; and

•	An increased focus on brand building, including promotional spending and other price-focused initiatives related to the Company’s premium brand loyalty plan and price-value efforts.
The impact of these initiatives was partially offset by:
•	A continued challenging external environment, including a weak economy, high gasoline prices and increased competitive activity.
The premium net can volume growth of 0.3 percent for the first nine months of 2008 was attributable to both Copenhagen and Skoal products, reflecting the Company’s continued focus on premium brand loyalty efforts, even in the face of the economic and competitive challenges.

Premium pouch products posted double-digit net can volume growth in the first nine months of 2008, as compared to first nine months of 2007 and represented 8.3 percent of the Company’s premium net can volume.
Net can volume for Red Seal grew mid-single digits in the first nine months of 2008, as compared to the first nine months of 2007, reflecting the benefit of focused promotional spending. Net can volume for the Company’s Husky brand grew high single-digits in the first nine months of 2008, as compared to the corresponding prior year period, a lower growth rate than historical trends as the comparisons are now lapping the period of increased focus on brand-building efforts, expanded distribution and strengthened retail presence. For the first nine months of 2008, the Company continued to achieve price-value volume growth concurrent with premium volume growth, which is reflective of the Company’s strategy to compete effectively within every segment of the moist smokeless tobacco category.
For additional perspective on year-to-date results, the Company believes it is useful to provide the following RAD-SVT data for the 26-week period ending September 6, 2008, as provided by Management Science Associates, Inc.

			Percentage Point
	Can-Volume %		Increase/(Decrease)
	Change from Prior	%	from Prior Year
	Year Period	Share	Period
Total Category Data:
Total Moist Smokeless Category	8.5%	N/A	N/A
Total Premium Segment	1.1%	52.1%*	(3.8)
Total Value Segments	18.0%	47.8%*	3.8

Company Data:
Total Moist Smokeless Category	2.1%	57.4%	(3.6)
Total Premium Segment	0.6%	90.7%	(0.4)
Total Value Segments	9.5%	21.3%	(1.7)

*	Amounts reported do not add to 100 percent, as this table does not reflect the herbal segment of the total moist smokeless category.

As reflected in such data, for the 26 weeks ended September 6, 2008, the total moist smokeless tobacco category grew 8.5 percent, which was higher than both trends seen in recent quarters and the Company’s most recent estimate of category growth of about 7 percent for full-year 2008. Volume for the Company’s moist smokeless tobacco products increased 2.1 percent and its share of the total category was 57.4 percent during the period. Volume for the Company’s premium brands grew 0.6 percent for the 26 weeks ended September 6, 2008, while the overall premium segment grew 1.1 percent versus the comparable prior year period. The Company’s 90.7 percent share of the overall premium segment for the 26 weeks ended September 6, 2008 was level with the percent share reported for the 26 weeks ended June 14, 2008. Volume for the Company’s value products grew 9.5 percent from the prior year, compared to growth for the overall value segment of 18 percent in the most recent 26-week period, driven by the competitive promotional and new product launch activity.
RAD-SVT information is provided as an indication of current domestic moist smokeless tobacco trends from wholesale to retail and is not intended as a basis for measuring the Company’s financial performance. This information can vary significantly from the Company’s actual results due to the fact that the Company reports net shipments to wholesale, while RAD-SVT measures shipments from wholesale to retail. In addition, differences in the time periods measured, as well as differences as a result of new product introductions and promotions and levels of inventory at wholesale, affect comparisons of the Company’s actual results to those from RAD-SVT. The Company believes the difference in trend between RAD-SVT and its own net shipments is due to such factors. Furthermore, Management Science Associates, Inc. periodically reviews and adjusts RAD-SVT information, in order to improve the overall accuracy of the information for comparative and analytical purposes, by incorporating refinements to the extrapolation methodology used to project data from a statistically representative sample. Adjustments are typically made for static store counts and new reporting customers.
Cost of Products Sold
Costs of products sold for the first nine months of 2008 increased as compared to the corresponding period of 2007, mainly due to the overall increased net unit volume for moist smokeless tobacco products and higher unit costs, including costs associated with certain trade promotional packaging.
Gross Margin

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross margin	$920,235	$945,138	$(24,903)	(2.6)

Gross margin as % of net sales	81.3%	82.1%
Gross margin decreased in the first nine months of 2008, compared to the first nine months of 2007, as a result of lower net revenue realized per can, primarily due to increased sales incentives, as well as the increase in cost of products sold. The gross margin, as a percentage of net sales, declined by 0.8 percentage points in the first nine months of 2008, as compared to the corresponding period of 2007, as a result of these factors and a shift in product mix, which included a higher percentage of price-value, value pack and promotional products.

SA&A Expenses
SA&A expenses decreased 6.1 percent in the first nine months of 2008 to $286.4 million, compared to $305.2 million in the first nine months of 2007, reflecting the following:
•	Lower tobacco settlement-related costs;

•	A reduction in legal expenses;

•	Lower tax expense related to samples;

•	Lower direct marketing costs;

•	Decreased handling fees due to a reduction in returned goods; and

•	A tax refund related to the Company’s seed operations.
These decreases were partially offset by:
•	Higher field sales expenses, including the impact of higher fuel costs;

•	Increased point-of-sale and advertising production costs; and

•	Higher consumer promotion costs, primarily due to the Cope Chop Shop Sweepstakes.
For the nine months ended September 30, 2008 and 2007, outside legal fees and other internal and external costs incurred in connection with administering and litigating product liability claims were $12.9 million and $10.4 million, respectively.
Antitrust Litigation
In the first nine months of 2008, the Company recorded charges of $2 million reflecting a change in the estimated costs associated with the resolution of certain indirect purchaser antitrust actions. The first nine months of 2007 reflect the impact of $125.3 million in antitrust litigation charges, primarily representing the estimated costs to be incurred in connection with the resolution of the Company’s two most significant remaining indirect purchaser class actions. The Company believes the settlement of these actions was prudent, as it removed a major distraction from the organization and reduced uncertainties regarding legal actions. The charge relating to these two actions was comprised of the following:
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

In addition, an antitrust litigation charge of $3.2 million was recognized in the third quarter of 2007, related to a ruling on a motion filed with respect to the settlement of the Kansas and New York actions seeking additional plaintiffs’ attorneys’ fees and expenses, plus interest. See Item 1, “Notes to Condensed Consolidated Financial Statements — Note 14, Contingencies and Note 17, Other Matters,” for additional details regarding the Company’s antitrust litigation.

Restructuring Charges
Smokeless Tobacco segment results for the nine months ended September 30, 2008 and 2007 reflect $7.2 million and $6.9 million, respectively, of the restructuring charges discussed in the Consolidated Results section above.
WINE SEGMENT
Third Quarter of 2008 compared with the Third Quarter of 2007

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$99,760	$82,286	$17,474	21.2
Restructuring charges	273	—	273	—
Operating profit	16,331	12,758	3,573	28.0
Net Sales
The increase in Wine segment net sales for the third quarter of 2008, as compared to the corresponding 2007 period, was primarily due to a 17.7 percent increase in premium case volume. These favorable net sales results reflect the following factors:
•	Strong performance by existing brands, primarily Columbia Crest, Chateau Ste. Michelle, Red Diamond, 14 Hands, and Domaine Ste. Michelle;

•
Incremental revenue contributed by the Stag’s Leap Wine Cellars labels, which were added to the Company’s portfolio in September 2007, with net sales of these labels accounting for approximately $4 million, or 22.6 percent, of the increase in net sales;

•	Higher sales of the imported Antinori products, for which the Company is the exclusive U.S. distributor; and

•
The continued benefit of favorable third-party acclaim and product ratings received in late 2007 and 2008. During the third quarter of 2008 the Company’s wines received 40 ratings of 90-plus from national publications, such as Wine Spectator.

Case Volume
Percentage of Total Case Volume by Brand

*	Includes Stag’s Leap Wine Cellars, which was acquired in September 2007.
Chateau Ste. Michelle and Columbia Crest, the Company’s two leading brands, accounted for 69.1 percent of total premium case volume in the third quarter of 2008, as compared to 68.6 percent for the corresponding 2007 period.
Case volume for the third quarter of 2008 reflected the following:
•
A double-digit increase in Columbia Crest case volume, primarily due to higher case volume for Grand Estates Chardonnay, which recently received a 90 rating from two publications. New product introductions, including the Horse Heaven Hills (H3) ultra-premium line and the Two Vines Vineyard 10 products, also contributed to the increase. In addition, case volume for the Two Vines red and white varietals was higher in the third quarter of 2008, as compared to the same period of 2007. These increases were partially offset by lower case volume for other Grand Estates products;

•	A double-digit increase in case volume for Chateau Ste. Michelle, reflecting higher case volume for all varietals;

•
Case volume related to the Stag’s Leap Wine Cellars labels, which were added to the Company’s portfolio in mid-September 2007. Case volume for Stag’s Leap Wine Cellars labels accounted for 1.3 percentage points of the overall 17.7 percent case volume increase; and

•	Strong growth for the Company’s Red Diamond, 14 Hands, and Domaine Ste. Michelle labels.
Cost of Products Sold
Segment cost of products sold in the third quarter of 2008 increased 19.3 percent from the same prior year period, which was primarily attributable to the increased case volume, as well as higher costs per case, which includes the impact of higher freight costs driven by increased fuel prices.

Gross Margin

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross margin	$36,920	$29,626	$7,294	24.6

Gross margin as % of net sales	37.0%	36.0%
The increase in gross margin in the third quarter of 2008, versus the third quarter of 2007, was primarily due to the increase in net sales. Gross margin, as a percentage of net sales, increased in the third quarter of 2008, as compared to the corresponding prior year period, mainly due to case sales associated with the higher margin Stag’s Leap Wine Cellars and Erath labels, as well as a favorable shift in mix to higher priced varietals for the Columbia Crest and Chateau Ste. Michelle labels.
SA&A Expenses
SA&A expenses of $20.3 million in the third quarter of 2008 were 20.4 percent higher than the $16.9 million of such expenses recognized in the third quarter of 2007, reflecting the following:
•	Higher salaries and related costs, due to the continued expansion of the sales force, in alignment with the Company’s strategy of broadening distribution of its wines;

•
Higher costs related to the addition of Stag’s Leap Wine Cellars, acquired in September 2007, which accounted for approximately 28 percent (or 5.8 percentage points) of the total increase in SA&A expenses; and

•	Increased advertising and promotional costs related to Columbia Crest, Chateau Ste. Michelle and Domaine Ste. Michelle.
First Nine Months of 2008 compared with the First Nine Months of 2007

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$285,060	$230,581	$54,479	23.6
Restructuring charges	273	—	273	—
Operating profit	43,037	35,478	7,559	21.3
Net Sales
The increase in Wine segment net sales for the first nine months of 2008, as compared to the corresponding 2007 period, was primarily due to an increase in premium case volume of 17.8 percent. These favorable net sales results reflect the following factors:
•	Strong performance by existing brands, primarily Columbia Crest, Chateau Ste. Michelle, Erath, Red Diamond, 14 Hands and Domaine Ste. Michelle;

•
Incremental revenue contributed by the Stag’s Leap Wine Cellars labels, which were added to the Company’s portfolio in September 2007, with net sales of these labels accounting for approximately 34 percent of the increase in net sales;

•	Increased sales of Antinori products; and

•	The continued benefit of favorable third-party acclaim and product ratings, with 89 ratings of 90+ from various publications thus far in 2008.

Case Volume
Percentage of Total Case Volume by Brand

*	Includes Stag’s Leap Wine Cellars, which was acquired in September 2007.
Chateau Ste. Michelle and Columbia Crest accounted for 67.7 percent of total premium case volume in the first nine months of 2008, as compared to 70 percent for the corresponding 2007 period.
Case volume for the first nine months of 2008 reflected the following:
•
A double-digit increase in Columbia Crest case volume, primarily due to higher case volume for Grand Estates Chardonnay, as well as case volume related to the newly introduced Horse Heaven Hills (H3) ultra-premium line and Two Vines Vineyard 10 products. Increased case volume for existing Two Vines products also contributed to the growth, as compared to the prior year. These increases were partially offset by lower case volume for other Grand Estates products;

•	Low double-digit case volume growth for Chateau Ste. Michelle, due to higher case volume for most varietals, primarily whites;

•	Incremental case volume related to the September 2007 addition of Stag’s Leap Wine Cellars labels, which accounted for 2.2 percentage points of the overall 17.8 percent case volume increase;

•	Strong growth for the Company’s Red Diamond, Erath, 14 Hands and Domaine Ste. Michelle labels; and

•	Higher case volume for the Antinori brands.
Cost of Products Sold
Segment cost of products sold increased 22 percent in the first nine months of 2008, as compared to the first nine months of 2007, primarily due to the increased case volume and higher costs per case, which includes the impact of higher freight costs driven by increased fuel prices.

Gross Margin

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Gross margin	$102,119	$80,575	$21,544	26.7

Gross margin as % of net sales	35.8%	34.9%
The increase in gross margin in the first nine months of 2008, versus the first nine months of 2007, was primarily due to the increase in net sales. Gross margin, as a percentage of net sales, increased in the first nine months of 2008, as compared to the corresponding prior year period, mainly due to case sales associated with the higher margin Stag’s Leap Wine Cellars and Erath labels.
SA&A Expenses
SA&A expenses increased 30.4 percent to $58.8 million in the first nine months of 2008, from $45.1 million in the first nine months of 2007, reflecting the following:
•
Higher costs related to the addition of Stag’s Leap Wine Cellars, acquired in September 2007, which accounted for approximately 28 percent (or 8.6 percentage points) of the total increase in SA&A expenses;

•	Higher salaries and related costs, due to the continued expansion of the sales force, in alignment with the Company’s strategy of broadening distribution of its wines;

•
A lower pre-tax gain associated with the sale of non-strategic winery property located in Washington, as the current year reflects a $1.4 million pre-tax gain related to the sale of property, as compared to a $2 million pre-tax gain reflected in the prior year;

•	Increased point-of-sale advertising costs; and

•	Higher advertising and promotional costs related to Columbia Crest.
ALL OTHER OPERATIONS
Third Quarter of 2008 compared with the Third Quarter of 2007

	Three Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$20,723	$13,259	$7,464	56.3
Restructuring charges	(118)	615	(733)	—
Operating profit	6,281	4,195	2,086	49.7
Net sales for All Other Operations increased 56.3 percent in the third quarter of 2008, as compared to the third quarter of 2007, primarily due to a July 2008 federal excise tax-related price increase for the Company’s moist smokeless tobacco products sold in Canada, which more than offset a decrease in Canadian net unit volume resulting from the tax increase. Net sales in the Company’s other international markets were not significant to the results of All Other Operations.

The Canadian excise tax increase had an unfavorable impact on costs of products sold in the third quarter of 2008, as compared to the comparable prior year period. Gross margin, as a percentage of net sales, was 47 percent in the third quarter of 2008, as compared to 62.7 percent in the third quarter of 2007. The decrease in the gross margin, as a percentage of net sales, was primarily due to the federal excise-tax related price increase, as excise taxes are a pass-through item that are reflected in both net sales and costs of products sold. Operating profit for All Other Operations represented 30.3 percent of net sales in the third quarter of 2008, as compared to 31.6 percent in the corresponding period of 2007. The decrease in the operating margin percentage was primarily due to the aforementioned excise tax increase, as well as an increase in direct selling and advertising costs, primarily within the Company’s Canadian operations.
First Nine Months of 2008 compared with the First Nine Months of 2007

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net sales	$47,057	$36,785	$10,272	27.9
Restructuring charges	98	615	(517)	(84.1)
Operating profit	15,085	13,136	1,949	14.8
The increase in net sales for All Other Operations in the first nine months of 2008, as compared to the corresponding period of 2007, was mainly due to the federal excise tax-related price increase noted in the discussion of quarterly results above and the favorable impact of foreign exchange rates related to the Company’s international operations in Canada. In addition, higher net unit volume in the Company’s other international markets contributed to the increase in net sales. The excise tax increase and foreign exchange rates both had an unfavorable impact on costs of products sold in the first nine months of 2008, as compared to the first nine months of 2007. Gross margin, as a percentage of net sales decreased to 54.9 percent in the first nine months of 2008, as compared to 63.1 percent in the first nine months of 2007. The decline was primarily due to the previously discussed excise tax increase. Operating profit for All Other Operations represented 32.1 percent of net sales in the first nine months of 2008, as compared to 35.7 percent in the first nine months of 2007. The decrease in the operating margin percentage was primarily due to the aforementioned excise tax increase, as well as an increase in direct selling and advertising costs, primarily within the Company’s Canadian operations.
UNALLOCATED CORPORATE
Third Quarter of 2008 compared with the Third Quarter of 2007
Administrative Expenses
Unallocated corporate administrative expenses decreased 42 percent to $6.3 million in the third quarter of 2008, as compared to $10.9 million in the third quarter of 2007, reflecting the following:
•
The absence of $2.9 million of amortization of imputed rent recognized in the third quarter of 2007 related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building; and

•	A decrease in consulting and other professional fees.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to $0.3 million and $0.7 million in the third quarter of 2008 and 2007, respectively. The unallocated restructuring charges primarily consisted of one-time termination benefit charges, as well as professional fees directly related to the implementation of Project Momentum.

Acquisition-related Costs
As discussed in Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 17, Other Matters,” on September 7, 2008, the Company and Altria, entered into a merger agreement, pursuant to which Altria will acquire all outstanding shares of the Company’s common stock for a price of $69.50 per share. The Company incurred $7.1 million in acquisition-related costs in the third quarter of 2008, consisting of legal and other professional fees.
Interest Expense
Net interest expense increased to $18.5 million in the third quarter of 2008, from $9.3 million in the third quarter of 2007, due to higher levels of debt outstanding in the current year as a result of borrowings under the Company’s revolving credit facility and the issuance of senior notes in February 2008, as well as lower income from cash equivalent investments in the current year.
Income Tax Expense
The Company recorded income tax expense of $59.3 million in the third quarter of 2008 compared to $75.5 million in the third quarter of 2007. The Company’s effective tax rate, before minority interest and equity earnings, decreased to 32 percent for the third quarter of 2008, from 36.1 percent for the third quarter of 2007. The decline in the effective tax rate was a result of $9.1 million of income tax accrual reversals, net of federal benefit, in the current year, of which $5.9 million, net of federal benefit, related to negotiated resolutions and $3.2 million, net of federal benefit, related to the expiration of statutes of limitation in multiple jurisdictions.
First Nine Months of 2008 compared with the First Nine Months of 2007
Administrative Expenses
Unallocated corporate administrative expenses decreased 41.3 percent to $21 million in the first nine months of 2008, as compared to $35.7 million in the first nine months of 2007, reflecting the following:
•
The absence of $6.8 million of amortization of imputed rent recognized in the first nine months of 2007 related to a below-market short-term lease the Company executed in connection with the sale of its former corporate headquarters building;

•	Lower costs related to changes in executive management, which accounted for approximately 35 percent of the overall decrease in SA&A expenses in the first nine months of 2008; and

•	Lower legal fees.
Restructuring Charges
Unallocated restructuring charges incurred in connection with Project Momentum amounted to $0.4 million in the first nine months of 2008, as compared to approximately $1.6 million in the first nine months of 2007. The unallocated restructuring charges primarily consisted of one-time termination benefit charges, as well as professional fees directly related to the implementation of Project Momentum.

Interest Expense
Net interest expense increased to $55 million in the first nine months of 2008, from $27.4 million in the corresponding period of 2007, due to higher levels of debt outstanding in the current year as a result of borrowings under the Company’s revolving credit facility and the issuance of senior notes in February 2008, as well as lower income from cash equivalent investments in 2008.
Income Tax Expense
The Company recorded income tax expense of $207.6 million in the first nine months of 2008 compared to $215.3 million in the first nine months of 2007. Income tax expense in the first nine months of 2007 reflects the impact of antitrust litigation charges, as well as the gain recognized in connection with the sale of the Company’s corporate headquarters building. The Company’s effective tax rate, before minority interest and equity earnings, decreased to 34.6 percent in first nine months of 2008, from 36.1 percent in the corresponding period of 2007. The decline in the effective tax rate was a result of $10.2 million of income tax accrual reversals, net of federal benefit, in the current year, of which $5.9 million, net of federal benefit, related to negotiated resolutions and $4.3 million, net of federal benefit, related to the expiration of statutes of limitation in multiple jurisdictions.
OUTLOOK
With respect to Altria’s pending acquisition of the Company, the Federal Trade Commission granted early termination of the initial waiting period under the Hart-Scott-Rodino Antiturst Improvements Act of 1976 in October 2008. Therefore, no further regulatory review by the federal antitrust authorities is required in connection with the acquisition. Assuming shareholder approval is provided at a special shareholder meeting to be held on December 4, 2008 and all other customary conditions to close are satisfied, the transaction is anticipated to close the first week of January 2009 and no later than January 7, 2009.
The Company is currently targeting 2008 GAAP diluted earnings per share of $3.55, with a range of $3.50 to $3.60, which includes the unfavorable impact of approximately $.10 per diluted share related to antitrust litigation settlement charges, restructuring charges and acquisition-related costs.
LIQUIDITY AND CAPITAL RESOURCES
(In thousands, except per share amounts or where otherwise noted)

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2008	2007	Amount	%
Net cash provided by (used in):
Operating activities	$363,448	$443,542	$(80,094)	(18.1)
Investing activities	(44,596)	(66,584)	21,988	33.0
Financing activities	(363,048)	(505,694)	142,646	28.2

Operating Activities
The primary source of cash from operating activities in the first nine months of 2008 and 2007, respectively, was net earnings generated mainly by the Smokeless Tobacco segment, adjusted for the effects of non-cash items. In the first nine months of 2008, the most significant uses of cash were for the payment of accounts payable and accrued expenses incurred in the normal course of business, including payments for purchases of leaf tobacco for use in moist smokeless tobacco products and grapes for use in the production of wine. The decrease in cash provided by operating activities during the first nine months of 2008, as compared to the corresponding 2007 period, was primarily related to the timing of payments related to accounts payable and accrued expenses and antitrust litigation settlements, partially offset by the timing of payments related to federal income taxes.
Investing Activities
The decrease in cash used in investing activities for the first nine months of 2008, as compared to the first nine months of 2007, was primarily due to prior year spending of $155.2 million related to the acquisition of Stag’s Leap Wine Cellars. In addition, expenditures related to property, plant and equipment of $47 million for the first nine months of 2008, mainly related to purchases of manufacturing equipment for the Smokeless Tobacco segment and spending related to facilities expansion and equipment for the Wine segment, were lower than the $51.5 million of such expenditures in the comparable prior year period. The impact of these items was partially offset by a decrease in cash proceeds from dispositions of property, as the first nine months of 2008 included $2.7 million of such proceeds, compared to $130.7 million in the first nine months of 2007 mainly related to the sale of the Company’s former corporate headquarters building. The prior year period also included $10 million in proceeds from the sale of short-term investments. The Company currently expects spending under the 2008 capital program to approximate $65 million.
Financing Activities
The lower level of net cash used in financing activities during the first nine months of 2008, as compared to the first nine months of 2007, was primarily due to the issuance of senior notes in February 2008, with an aggregate principal amount of $300 million. Proceeds from the senior notes issuance, net of underwriting discounts and issuance costs, amounted to $296.3 million. Upon the completion of the issuance of the senior notes, the Company repaid $100 million of borrowings that it had drawn earlier in the first quarter of 2008 under its Credit Agreement, as well as $200 million of borrowings outstanding under the Company’s Credit Facility. Subsequent activity under the Credit Facility resulted in an additional net repayment of $10 million, thus bringing total net repayment activity under the facility to $210 million during the first nine months of 2008. The $198.7 million utilized to repurchase common stock under the Company’s share repurchase programs in the first nine months of 2008 was lower than the $250 million utilized in the corresponding period of 2007, as the Company suspended share repurchases as a result of its pending acquisition by Altria. Dividends of $280.2 million paid during the first nine months of 2008 were lower than the $286.6 million paid during the first nine months of 2007, as the impact of a lower level of shares outstanding resulting from repurchases of common stock under the Company’s share repurchase program was partially offset by a 5 percent dividend increase. Proceeds received from the issuance of stock related to stock option activity was higher in the first nine months of 2008, as compared to the first nine months of 2007, with proceeds amounting to $34.9 million in the first nine months of 2008, as compared to $30.5 million in the first nine months of 2007. The increase in stock option exercise activity also resulted in a increase in the tax benefit realized by the Company related to share-based compensation, in excess of the tax deduction that would have been recorded had the fair value method of accounting been applied to all share-based compensation grants, with the excess tax benefit reflected in the first nine months of 2008 amounting to $11.6 million, as compared to $7.5 million in the corresponding period of 2007. Cash flow from financing activities also reflects a $17 million decrease in book cash overdrafts for the first nine months of 2008. In addition, the first nine months of 2007 included $7.1 million for the repayment of debt assumed in connection with the Stag’s Leap Wine Cellars acquisition.

As a result of the aforementioned sources and uses of cash, the Company’s cash and cash equivalents balance decreased to $29.5 million at September 30, 2008 from $73.7 million at December 31, 2007.
The Company will continue to have significant cash requirements for the remainder of 2008, primarily for the payment of dividends, purchases of leaf tobacco and grape inventories, and capital spending. In addition, if the pending acquisition of the Company by Altria is approved by shareholders at a special meeting being held in December 2008, all options outstanding under the 1992 Plan (1.2 million options as of September 30, 2008, with a weighted-average exercise price of $30.53) would be settled in cash at such time, irrespective of when and if the transaction is ultimately consummated (see Part I, Item 1, “Financial Statements — Notes to Condensed Consolidated Financial Statements — Note 4, Share-Based Compensation,” for further information). The Company estimates that amounts expended in 2008 for tobacco leaf purchases for moist smokeless tobacco products will approximate the amounts expended in 2007, while grape and bulk wine purchases and grape harvest costs for wine products are expected to be higher than amounts expended in 2007. Funds generated from net earnings, supplemented by borrowings under the Company’s Credit Facility, will be the primary means of meeting cash requirements over this period.
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
The Company’s $240 million aggregate principal amount senior notes, of which $200 million is 7.25 percent fixed rate debt and $40 million is floating rate debt, mature on June 1, 2009. As previously disclosed, the Company has entered into an agreement with Altria, pursuant to which the Company will be acquired by Altria, pending shareholder approval and other customary closing conditions. Absent the acquisition, the Company currently intends to fund the repayment of this debt through the issuance of long-term senior notes. If the adverse conditions recently experienced in the credit markets continue during 2009, the Company’s future borrowing costs may increase or its ability to access the capital markets may be adversely impacted.
Revolving Credit Facility
The Company’s Credit Facility, which is a $300 million five-year revolving facility, will expire on June 29, 2012. Borrowings under the Credit Facility will primarily be used for general corporate purposes, including the support of commercial paper borrowings. At September 30, 2008, the Company had borrowings of $40 million outstanding under the Credit Facility.

AGGREGATE CONTRACTUAL OBLIGATIONS
There have been no material changes in the Company’s aggregate contractual obligations since December 31, 2007, with the exception of the execution of leaf tobacco and grape purchase activity in connection with normal purchase contracts and payments associated with antitrust litigation settlements.
Through September 30, 2008, the Company completed $12.4 million in leaf tobacco purchases related to certain contracts outstanding at December 31, 2007. As of September 30, 2008, the Company has contractual obligations of approximately $67.8 million for the purchase of leaf tobacco to be used in the production of moist smokeless tobacco products and $561.9 million for the purchase and processing of grapes to be used in the production of wine products. The majority of the contractual obligations to purchase leaf tobacco are expected to be fulfilled by the end of 2008.
In addition, as of September 30, 2008, the Company believes that it is reasonably possible that within the next 12 months payments of up to $2.2 million may be made to various tax authorities related to FIN 48 unrecognized tax benefits and interest. The Company cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond 12 months.
OFF-BALANCE SHEET ARRANGEMENTS
The minority put arrangement provided to Antinori in connection with the acquisition of Stag’s Leap Wine Cellars and the related formation of Michelle-Antinori provides Antinori with the right to require the Company to purchase its 15 percent ownership interest in Michelle-Antinori at a price equivalent to Antinori’s initial investment. The minority put arrangement becomes exercisable beginning on the third anniversary of the Stag’s Leap Wine Cellars acquisition (September 11, 2010). The Company accounts for the minority put arrangement as mandatorily redeemable securities under Accounting Series Release No. 268, Redeemable Preferred Stocks, and Emerging Issues Task Force Abstract Topic No. D-98, Classification and Measurement of Redeemable Securities, as redemption is outside of the control of the Company. Under this accounting model, to the extent the value of the minority put arrangement is greater than the minority interest reflected on the balance sheet (“traditional minority interest”), the Company recognizes the difference as an increase to the value of the minority interest, with an offset to retained earnings and a similar reduction to the numerator in the earnings per share available to common shareholders calculation. The Company also reflects any decreases to the amount in a similar manner, with the floor in all cases being the traditionally calculated minority interest balance as of that date. The Company values the put arrangement as if the redemption date were the end of the current reporting period. As of September 30, 2008, the value of the minority put arrangement did not exceed the traditional minority interest balance. Therefore, no adjustment was recognized in the Consolidated Statement of Financial Position or in the calculation of earnings per share.
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
The Company has hedged against the variability of forecasted interest payments attributable to changes in interest rates through the date of an anticipated debt issuance in 2009 with a forward starting interest rate swap. The forward starting interest rate swap has a notional amount of $100 million and the terms call for the Company to receive interest quarterly at a variable rate equal to LIBOR and to pay interest semi-annually at a fixed rate of 5.715 percent. The fair value of the forward starting interest rate swap at September 30, 2008 was a net liability of $8.7 million, based upon analysis derived from relevant observable market inputs and giving consideration to counterparty credit risk. As an indication of the forward starting swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at September 30, 2008, the fair value of the forward starting swap would increase by approximately $7.8 million to a net liability of $0.9 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the forward starting swap by $9.3 million to a net liability of approximately $18 million.
The Company has hedged the interest rate risk on its $40 million aggregate principal amount of floating rate senior notes with a ten-year interest rate swap having a notional amount of $40 million and quarterly settlement dates over the term of the contract. The Company pays a fixed rate of 7.25 percent and receives a floating rate of three-month LIBOR plus 90 basis points on the notional amount. The fair value of the swap at September 30, 2008 was a net liability of $1.7 million, based upon analysis derived from relevant observable market inputs and giving consideration to counterparty credit risk. As an indication of the interest rate swap’s sensitivity to changes in interest rates, based upon an immediate 100 basis point increase in the applicable interest rate at September 30, 2008, the fair value of the interest rate swap would increase by approximately $0.2 million to a net liability of $1.5 million. Conversely, a 100 basis point decrease in that rate would decrease the fair value of the interest rate swap by $0.2 million to a net liability of $1.9 million.
The Company’s $240 million aggregate principal amount senior notes mature on June 1, 2009. As previously disclosed, the Company has entered into a merger agreement with Altria, pursuant to which the Company will be acquired by Altria, pending shareholder approval and other customary closing conditions. Absent the acquisition, the Company currently intends to fund the repayment of this debt through the issuance of long-term senior notes. If the adverse conditions recently experienced in the credit markets continue during 2009, the Company’s future borrowing costs may increase or its ability to access the capital markets may be adversely impacted.

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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In Robert A. Martin, et al. v. Gordon Ball, et al., United States District Court for the Northern District of West Virginia (No. 5:06-cv-1985), on September 2, 2008, the United States Court of Appeals for the Fourth Circuit entered an order granting plaintiffs’ motion to dismiss the appeal as to the Company, thereby dismissing this action as to the Company.
On September 9, 2008, a plaintiff filed a putative class action complaint against the Company, the members of its Board of Directors (“Board”) and Altria Group, Inc. (“Altria”) in the Connecticut Superior Court, Judicial District of Stamford/Norwalk at Stamford, entitled Darren Suprina, on behalf of himself and all others similarly situated v. UST Inc., et al., Docket No. FST-CV-08-4014863-S. The complaint challenges the transaction contemplated by the merger agreement between the Company and Altria and alleges, among other things, that the per share price offered by Altria is unfair and grossly inadequate and that the termination fee provision of the merger agreement is excessive and operates as a deterrent to other potential bidders. The complaint also alleges that the Company’s directors breached their fiduciary obligations by failing to maximize stockholder value by putting their own interests ahead of stockholder interests. The complaint asserts a claim for aiding and abetting breaches of fiduciary duty against Altria. The plaintiff seeks, among other things, an order enjoining the defendants from consummating the transaction and directing the individual defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the Company’s stockholders.
On October 30, 2008, the plaintiff filed an amended class action complaint in this action. The amended complaint, among other things, adds additional allegations about certain payments that the Company’s officers and directors will receive for their Company stock options and restricted stock in connection with the merger and under certain employment agreements with Altria. Further, the amended complaint adds a claim for aiding and abetting breaches of fiduciary duty against the Company and alleges that the Company’s proxy statement prepared in connection with the merger transaction, filed on October 29, 2008, omits certain material information, including information relating to the Board’s process leading to the merger and the financial analysis utilized by the Company’s financial advisors in connection with their fairness opinions. The plaintiff seeks to enjoin the merger unless and until the Company supplements its proxy, as well as attorneys’ fees and costs. The action is in a very preliminary stage. The Company believes that the claims asserted by the plaintiff are wholly without merit and intends to defend vigorously against this action.
ITEM 1A. RISK FACTORS
Except for the additional risk factors related to the Company’s pending acquisition by Altria set forth below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the 2007 Form 10-K.
The Company’s pending acquisition by Altria is subject to various risks that could have a material adverse effect on the Company’s results of operations, financial condition and market price for its common stock.
On September 7, 2008, the Company and Altria entered into a merger agreement, pursuant to which Altria will acquire all outstanding shares of the Company’s common stock for a price of $69.50 per share. The completion of the acquisition is subject to certain conditions, including, but not limited to, the receipt of applicable shareholder and regulatory approvals. In October 2008, the Federal Trade Commission granted early termination of the initial waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and, therefore, no further regulatory review by the federal antitrust authorities is required in connection with the acquisition. Assuming shareholder approval is provided at a special shareholder meeting to be held on December 4, 2008 and all other customary conditions to close are satisfied, the transaction is anticipated to close the first week of January 2009 and no later than January 7, 2009. The announcement and pending completion of the acquisition could have an adverse effect on the Company’s business generally, customer relationships, results of operations and the ability to retain employees, including key employees.

The Company expects to incur substantial acquisition-related costs, including legal and other professional fees. Through the end of the third quarter of 2008, the Company incurred $7.1 million of such acquisition-related costs. In addition, the merger agreement contains specified termination rights for each of the parties and provides that, in certain circumstances, the Company would be required to pay Altria a termination fee of $250 million plus the reimbursement of certain expenses up to an aggregate amount of $10 million.
If the acquisition is not completed for any reason, the market price of the Company’s common stock will likely decline, to the extent that the current market price reflects the market assumption that the acquisition will be completed at the stated transaction price of $69.50 per share.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the monthly share repurchases during the quarter ended September 30, 2008:

			Total Number
			of Shares
	Total	Average	Purchased as	Maximum Number of
	Number of	Price Paid	Part of the	Shares that May Yet Be
	Shares	Per	Repurchase	Purchased Under the
Period	Purchased(1)	Share(1)	Programs	Repurchase Programs(2)
July 1 — 31, 2008	4,620	$—	—	18,246,219
August 1 — 31, 2008	—	$—	—	18,246,219
September 1 — 30, 2008	—	$—	—	18,246,219

Total	4,620	$—	—

(1)	Amounts reported in this column include shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The fair market value of the Company’s common stock used to calculate the restricted shares withheld for taxes was $52.66.

(2)
In December 2007, the Company’s Board of Directors authorized a program to repurchase up to 20 million shares of its outstanding common stock. Repurchases under the new program commenced in March 2008.

ITEM 6. EXHIBITS

Exhibit 2.1	—
Agreement and Plan of Merger by and among Altria Group, Inc., Armchair Merger Sub, Inc. and UST Inc., dated as of September 7, 2008, incorporated by reference to Exhibit 1.1 to Form 8-K filed September 8, 2008.

Exhibit 2.2	—
Amendment No. 1 to the Agreement and Plan of Merger by and among Altria Group, Inc., Armchair Merger Sub, Inc. and UST Inc., dated as of October 3, 2008, incorporated by reference to Exhibit 1.1 to Form 8-K filed October 3, 2008.

Exhibit 10.1	—	UST Inc. 1992 Stock Option Plan, as amended and restated as of September 7, 2008.

Exhibit 10.2	—	UST Inc. Stock Incentive Plan, as amended and restated as of September 7, 2008.

Exhibit 10.3	—	UST Inc. 2005 Long-Term Incentive Plan, as amended and restated as of September 7, 2008.

Exhibit 10.4	—	UST Inc. Officers’ Supplemental Retirement Plan, as amended and restated as of September 7, 2008.

Exhibit 10.5	—	UST Inc. Benefit Restoration Plan, as amended and restated as of September 7, 2008.

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UST Inc.
(Registrant)
Date: November 3, 2008	/s/ RAYMOND P. SILCOCK
Raymond P. Silcock
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 3, 2008	/s/ JAMES D. PATRACUOLLA
James D. Patracuolla
Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 2.1	—
Agreement and Plan of Merger by and among Altria Group, Inc., Armchair Merger Sub, Inc. and UST Inc., dated as of September 7, 2008, incorporated by reference to Exhibit 1.1 to Form 8-K filed September 8, 2008.

Exhibit 2.2	—
Amendment No. 1 to the Agreement and Plan of Merger by and among Altria Group, Inc., Armchair Merger Sub, Inc. and UST Inc., dated as of October 3, 2008, incorporated by reference to Exhibit 1.1 to Form 8-K filed October 3, 2008.

Exhibit 10.1	—	UST Inc. 1992 Stock Option Plan, as amended and restated as of September 7, 2008.

Exhibit 10.2	—	UST Inc. Stock Incentive Plan, as amended and restated as of September 7, 2008.

Exhibit 10.3	—	UST Inc. 2005 Long-Term Incentive Plan, as amended and restated as of September 7, 2008.

Exhibit 10.4	—	UST Inc. Officers’ Supplemental Retirement Plan, as amended and restated as of September 7, 2008.

Exhibit 10.5	—	UST Inc. Benefit Restoration Plan, as amended and restated as of September 7, 2008.

Exhibit 31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.